Form 10-Q
period 2005-09-30
NCI, Inc.
filed 2005-12-02
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

000-51579

NCI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3211574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11730 Plaza America Drive Reston. Virginia	20190-4764
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 707-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 1, 2005, there were 7,022,497 shares outstanding of the registrant’s Class A common stock. In addition, there are 6,300,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	December 31, 2004	September 30, 2005	Pro forma September 30, 2005
		(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$40	$13	$13,666
Accounts receivable; net	38,458	43,158	43,158
Deferred tax asset	—	—	2,877
Prepaid expenses and other current assets	381	313	313

Total current assets	38,879	43,484	60,014
Property and equipment; net	6,299	6,324	6,324
Other assets	1,093	1,687	1,687
Deferred tax asset; net	—	—	518
Intangible assets; net	2,391	1,591	1,591
Goodwill	15,508	17,427	17,427

Total assets	$64,170	$70,513	$87,561

Liabilities and stockholders’ equity

Current liabilities:
Line of credit	$12,440	$14,771	$—
Accounts payable	7,086	9,932	9,932
Accrued salaries and benefits	8,373	9,511	9,511
Other accrued expenses	3,144	3,801	3,801
Current portion of capital lease obligation	242	266	266
Current portion of notes payable	2,800	17,800	—
Due to employee, current portion	141	—	—

Total current liabilities	34,226	56,081	23,510
Capital lease obligation, less current portion	388	252	251
Long-term notes payable, less current portion	8,633	6,533	—
Deferred rent	4,843	4,659	4,659
Due to employee, less current portion	37	—	—

Total liabilities	48,127	67,525	28,420

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 478,946 shares issued and outstanding, actual; 37,500,000 shares authorized and 6,401,446 issued and outstanding, pro forma	9	9	122
Class B common stock, $0.019 par value—12,500,000 shares authorized; 6,300,000 shares issued and outstanding, actual and pro forma	120	120	120
Additional paid-in capital	5,508	5,337	57,983
Deferred compensation	(2,693)	(1,983)	(919)
Retained earnings (deficit)	13,099	(495)	1,835

Total stockholders’ equity	16,043	2,988	59,141

Total liabilities and stockholders’ equity	$64,170	$70,513	$87,561

See notes to consolidated financial statements (unaudited).

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2005	2004	2005
Revenue	$44,261	$50,081	$125,488	$143,956

Operating costs and expenses:
Cost of revenue	37,537	43,038	105,766	122,709
General and administrative expenses	3,938	3,053	11,975	10,292
Depreciation and amortization	435	418	1,321	1,219
Amortization of intangible assets	320	261	936	800

Total operating costs and expenses	42,230	46,770	119,998	135,020

Operating income	2,031	3,311	5,490	8,936
Interest income	8	29	13	55
Interest expense	(365)	(491)	(1,085)	(1,260)

Income before income taxes	1,674	2,849	4,418	7,731
Income taxes	72	129	191	348

Net income	$1,602	$2,720	$4,227	$7,383

Earnings per share:
Basic	$0.24	$0.40	$0.62	$1.09
Diluted	$0.22	$0.36	$0.57	$0.97

Weighted average shares:
Basic	6,779	6,779	6,779	6,779
Diluted	7,434	7,641	7,460	7,636

Pro forma income tax information:
Income before income taxes	$1,674	$2,849	$4,418	$7,731
Pro forma provision for income taxes	(679)	(1,131)	(1,791)	(3,069)

Pro forma net income	$995	$1,718	$2,627	$4,662

Pro forma earnings per share:
Basic	$0.15	$0.25	$0.39	$0.69
Diluted	$0.14	$0.24	$0.37	$0.64

Pro forma weighted average shares:
Basic	6,779	6,779	6,779	6,779
Diluted	7,136	7,256	7,137	7,254

See notes to consolidated financial statements (unaudited).

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine months ended September 30,
	2004	2005
Cash flows from operating activities
Net income	$4,227	$7,383

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,257	2,019
Loss (gain) on sale and disposal of property and equipment	8	(2)
Non-cash stock compensation expense	644	540
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	769	(4,700)
Prepaid expenses and other assets	517	(178)
Accounts payable	1,265	2,846
Accrued expenses/other current liabilities	2,049	1,795
Deferred rent	8	(185)
Cash surrender value of life insurance	(69)	(334)
Due to employee	(98)	(178)

Net cash provided by operating activities	11,577	9,006

Cash flows from investing activities
Purchase of property and equipment	(504)	(1,171)
Proceeds from sale of property and equipment	0	8
Cash paid for purchase of SES	(1,153)	(1,919)

Net cash (used in) investing activities	(1,657)	(3,082)

Cash flows from financing activities
(Payments on) proceeds from line of credit, net	(5,727)	2,332
Proceeds from (payments on) notes payable	0	15,000
(Payments on) term loan	(2,100)	(2,100)
Principal payments under capital lease obligation	(128)	(205)
Distributions to stockholders	(3,082)	(20,978)

Net cash (used in) financing activities	(11,037)	(5,951)

Net change in cash and cash equivalents	(1,117)	(27)
Cash and cash equivalents, beginning of year	1,340	40

Cash and cash equivalents, end of year	$223	$13

Supplemental disclosure of cash flow information
Cash paid during the period for:

Interest	$1,134	$1,260

Income taxes	$219	$312

See notes to consolidated financial statements (unaudited).

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Organization and Business Overview

Reincorporation Transaction

NCI, Inc. (the “Company” or “NCI”) was incorporated in Delaware in July 2005.

In September 2005, the Company completed a merger and share exchange as a result of which NCI Information Systems, Inc., a Virginia corporation, became a wholly-owned subsidiary. Pursuant to a share exchange agreement, the majority stockholder of NCI Information Systems, Inc. transferred all of his shares of common stock of NCI Information Systems, Inc. to the Company’s wholly-owned subsidiary, NCI Acquisition, LLC, a Virginia limited liability company. The majority stockholder received one share of Class B common stock in exchange for each share he transferred. NCI Information Systems, Inc. then merged with the wholly-owned subsidiary, with NCI Information Systems, Inc. surviving the merger. As a result of this merger, each issued and outstanding share of common stock of NCI Information Systems, Inc., other than the shares transferred to the wholly-owned subsidiary by the majority stockholder, was converted into one share of Class A common stock. In connection with this merger, NCI assumed all of the issued and outstanding options to acquire capital stock of NCI Information Systems, Inc., and these options became exercisable for shares of the Company’s Class A common stock. As this transaction represented a merger of entities under common control, the transaction was accounted for similar to a pooling-of-interests whereby all financial information prior to the transactions has been restated as if the combined entity existed for the periods presented. Refer to Note 4 for additional description of the capital stock transactions associated with this transaction. The above transactions are collectively referred to herein as the “Reincorporation Transaction.”

Business Overview

NCI is a provider of information technology services and solutions to federal government agencies. The Company’s focus is on designing, implementing, maintaining and upgrading secure information technology (IT) systems and networks by leveraging the Company’s skills across four core service offerings: network engineering; information assurance; systems development and integration; and enterprise systems management. The Company provides these services to defense, intelligence and federal civilian agencies. Substantially all of the Company’s revenue was derived from contracts with the federal government, directly as a prime contractor or as a subcontractor. The Company conducts business domestically in 22 states and the District of Columbia. In addition, the Company conducts business internationally in support of federal government contracts.

The Company’s operations are subject to certain risks and uncertainties including, among others, dependence on contracts with federal government agencies, dependence on significant clients, existence of contracts with fixed pricing, dependence on subcontractors to fulfill contractual obligations, current and potential competitors with greater resources, dependence on key management personnel, ability to recruit and retain qualified employees, and uncertainty of future profitability and possible fluctuations in financial results.

2. Summary of Significant Accounting Policies

Interim Results

The accompanying unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2005, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary to a fair statement of the results for the interim periods presented. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in NCI’s Registration Statement on Form S-1, Registration No. 333-127006, filed on July 29, 2005, as amended. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Pro Forma Financial Information

The pro forma consolidated balance sheet data as of September 30, 2005 gives effect to the estimated net proceeds received from the initial public offering of $52.6 million, the estimated deferred tax assets created as a result of the termination of the Company’s S corporation status (see Note 7), the payoff of all bank debt from the proceeds of the initial public offering (see Note 8), and accelerated stock-based compensation expense triggered by the offering (see Note 8), as though they had occurred on September 30, 2005. The pro forma balance sheet excludes a potential additional distribution for previously undistributed S corporation earnings (see Note 8).

Basis of Consolidation

The consolidated financial statements include the accounts of wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts for prior years have been reclassified to conform with the current presentation.

Revenue Recognition

The Company generates its revenue from three different types of contractual arrangements: time-and-materials contracts; cost-plus contracts; and fixed-price contracts.

Revenue on time-and-material contracts is recognized based on negotiated billable rates multiplied by the number of hours delivered plus allowable expenses incurred. The Company considers fixed fees under cost-plus contracts to be earned in proportion to the allowable costs incurred in performance of the contract. Revenue for performance based fee incentives is recognized as earned.

The Company has three basic categories of fixed-price contracts: fixed unit price; fixed-price level-of-effort; and fixed-price completion contracts. Revenue on fixed unit price contracts, where specified units are delivered under service arrangements, is recognized as units are delivered based on the specified price per unit. Revenue for fixed-price level-of-effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the negotiated rate for each unit of labor. Revenue on fixed-price completion contracts is recognized on the percentage of completion method using costs incurred in relation to total estimated costs.

Contract accounting requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of award fees for certain contracts are also a significant factor in estimating revenue and profit rates based on actual and anticipated awards. Anticipated losses on contracts are recognized at the time they become known.

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Income Taxes

Through October 20, 2005, the Company was treated, for income tax purposes, as an S corporation under Subchapter S of the Internal Revenue Code (the Code) and under relevant sections of the tax law of the various states that conform to the Code. As an S corporation, the net income or loss of the entity is reportable on the personal tax returns of the stockholders. Consequently, no provision for federal income taxes has been reflected in the accompanying financial statements. On October 20, 2005, the Company filed a revocation of its S corporation tax status with the Internal Revenue Service. See the Termination of S Corporation Tax Status section in Note 8, Subsequent Events.

A current provision for state income taxes is recorded for states that do not recognize the S corporation status. A tax provision of approximately $72,000 and $129,000 was recorded for the three months ended September 30, 2004 and 2005, respectively, and $191,000 and $348,000 for the nine months ended September 30, 2004 and 2005, respectively.

The unaudited pro forma provision for income tax information on the accompanying statements of income for the three and nine months ended September 30, 2004 and 2005 show the approximate federal and state income taxes (by applying statutory rates) that would have been incurred had the Company been taxed as a C corporation in those periods, and thus subject to federal and certain state income taxes. The unaudited pro forma provision for income tax information included in the statements of income and Note 7 is presented in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Estimated fair values of our financial instruments were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying values of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, accrued expenses and bank loans approximate their fair values.

Disclosure about fair value of financial instruments is based on pertinent information available to management. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates on its line of credit. None of the derivatives held by the Company are accounted for as hedges and all are recorded as either assets or liabilities in the consolidated balance sheet, and periodically adjusted to fair value. Adjustments to reflect the changes in the fair values of the derivatives are reflected in earnings. The Company does not hold or issue derivative financial instruments for trading purposes.

Earnings Per Share

SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of earnings per share presented is for both Class A and Class B common stock.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Earnings Per Share (continued)

Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method.

The following details the historical and pro forma computation of basic and diluted earnings per common share (Class A and Class B) for the three and nine months ended September 30, 2004 and 2005, respectively:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2005	2004	2005
	(in thousands, except per share data)
Historical Net Income	$1,602	$2,720	$4,227	$7,383

Weighted average number of basic shares outstanding during the period	6,779	6,779	6,779	6,779
Dilutive effect of stock options after application of treasury stock method	655	862	681	857

Weighted average number of diluted shares outstanding during the period	7,434	7,641	7,460	7,636

Basic earnings per share	$0.24	$0.40	$0.62	$1.09

Diluted earnings per share	$0.22	$0.36	$0.57	$0.97

Pro forma net income	$995	$1,718	$2,627	$4,662

Weighted average number of basic shares outstanding during the period	6,779	6,779	6,779	6,779
Dilutive effect of stock options after application of treasury stock method	357	477	358	475

Weighted average number of diluted shares outstanding during the period	7,136	7,256	7,137	7,254

Pro forma basic earnings per share	$0.15	$0.25	$0.39	$0.69

Pro forma diluted earnings per share	$0.14	$0.24	$0.37	$0.64

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) using the intrinsic-value method. Under this method, the Company recognized stock-based compensation expense of approximately $535,000 ($28,000 in Cost of Revenue and $507,000 in General and Administrative expenses) and $166,000 (-$1,000 in Cost of Revenue and 167,000 in General and Administrative expenses) in the three months ended September 30, 2004 and 2005, respectively, and $643,000 ($87,000 in Cost of Revenue and $556,000 in General and Administrative expenses) and $540,000 ($56,000 in Cost of Revenue and $484,000 in General and Administrative expenses) in the nine months ended September 30, 2004 and 2005, respectively. The Company issued non-qualified stock options to employees and directors at various times during 2004 and 2005, with vesting periods ranging from zero to seven years and any related expense is amortized over the applicable vesting periods.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended, requires disclosure of pro forma effects on net income computed as if the Company accounted for the stock options under the fair value method. For the options issued during 2004 and 2005, the fair value of the options was estimated using the minimum value method assuming a weighted average risk free interest rate of 3.7% and 4.0%, respectively, with no dividends expected to be paid over the expected life of five to seven years. The pro forma effect on net income is shown in the following table:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2005	2004	2005
	(in thousands, except per share data)
Net income as reported	$1,602	$2,720	$4,227	$7,383

Add: Stock-based employee compensation expense as reported under APB No. 25 for all awards, net of related tax effects	535	166	644	540

Deduct: Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(564)	(181)	(719)	(599)

Pro forma net income	$1,573	$2,705	$4,152	$7,324

Weighted average number of basic shares outstanding during the period	6,779	6,779	6,779	6,779
Weighted average number of diluted shares outstanding during the period	7,434	7,641	7,460	7,636

Pro forma basic earnings per share	$0.23	$0.40	$0.61	$1.08

Pro forma diluted earnings per share	$0.21	$0.35	$0.56	$0.96

New Accounting Pronouncements to be Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. The Company plans to adopt SFAS No. 123(R) effective January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). As a former, non-public entity that did not use the fair-value-based method of accounting, NCI is required to apply the prospective transition method of accounting under SFAS 123(R) as of the required effective date. Under the prospective method, a non-public entity accounting for its equity-based awards using the intrinsic-value method under APB No. 25, would continue to apply APB No. 25 in future periods to awards outstanding at the date it adopts SFAS 123(R). All awards granted, modified or settled after the date of adoption would be accounted for using the measurement, recognition and attribution provisions of SFAS 123(R). Although the adoption of SFAS 123(R) is expected to affect the measurement of share-based equity awards to employees after adoption, management does not expect the adoption would have a material effect on the Company’s consolidated results of operations, cash flows or financial position. Information about the fair value of stock options and the pro forma impact on the Company’s net earnings for the nine months ended September 30, 2004 and 2005, and for the year ended December 31, 2004 can be found in the Stock-Based Compensation section of Note 2.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

3. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at December 31, 2004 and September 30, 2005 as follows:

	As of December 31, 2004	As of September 30, 2005
		(unaudited)
	(in thousands)
Billed receivables:
Billed receivables	$20,045	$24,266
Billable receivables at end of period	17,824	18,431

Total billed receivables	37,869	42,697
Total unbilled receivables	1,064	1,061

Total accounts receivable	38,933	43,758
Less: Allowance for doubtful accounts	475	600

Total accounts receivable, net	$38,458	$43,158

Unbilled receivables primarily consist of fees withheld by the client in accordance with the contract terms and conditions that will be billed upon contract completion and approval of indirect rates.

4. Stockholders’ Equity and Related Items

Common Stock

As described in Note 1, the Company completed the reincorporation of its business in September, 2005. As a result, the Company maintains two classes of common stock. In connection with the initial public offering, on October 3, 2005 the Company effected a 1-for-1.9 reverse stock split of both its Class A and Class B common stock. The effect of this reincorporation, including the reverse stock split, has been reflected retroactively in the accompanying consolidated financial statements.

Holders of Class A common stock are entitled to one vote for each share held of record, and holders of Class B common stock are entitled to ten votes for each share held of record, except with respect to any “going private transaction,” as to which each share of Class A common stock and Class B common stock are both entitled to one vote per share. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Holders of common stock are entitled to receive, when and if declared by the board of directors from time to time, such dividends and other distributions in cash, stock or property from our assets or funds legally available for such purposes. Each share of Class A common stock and Class B common stock is equal in respect of dividends and other distributions in cash, stock or property, except that in the case of stock dividends, only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to Class B common stock.

Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the Class B stockholder, and in certain other circumstances.

Stock Options

The Board of Directors of the Company duly adopted and approved the 2003 Performance Incentive Plan (the Plan) on January 31, 2003. The Plan was designed to enable the Company to attract and retain key personnel. The Plan will expire on January 31, 2013, subject to earlier termination by the Board of Directors, but such expiration shall not affect the validity of outstanding options. Stock options granted in 2003 and 2004 under the Plan will fully vest over a period of zero to seven years from the date of grant in accordance with the individual stock option agreement. The achievement of certain performance criteria or a change in control, as defined by the Plan, may accelerate the vesting period of some options. The completion of the initial public offering accelerated the vesting of some outstanding options, and additional stock-based

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

4. Stockholders’ Equity and Related Items (continued)

Stock Options (continued)

compensation expense of approximately $1.1 million was recorded. The Board of Directors of the Company administers the Plan.

During the first nine months of 2004 and 2005, the Company granted options to purchase 561,039 and 78,945 shares of common stock, respectively, to certain employees and directors under the Plan. Stock-based compensation cost related to stock option grants has been reflected in the net income for the three and nine months ended September 30, 2004 and 2005 as certain options granted had an exercise price less than the fair market value of the underlying common stock at the date of the grant. Stock compensation expense and pro forma information regarding net income as if the Company had accounted for its employee stock options under the fair value method is included in Note 2.

The Board of Directors of the Company has adopted the 2005 Performance Incentive Plan which has been approved by the Company’s stockholders, and under which 3,157,895 shares of Class A common stock were reserved for issuance. Stock options granted under the 2003 Performance Incentive Plan, as described above, together with certain non-qualified stock options granted to two executives in 2000 and 2001, were assumed by the Company under the 2005 Performance Incentive Plan and, thereafter, became exercisable for shares of Class A common stock. The 2005 Performance Incentive Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees and consultants. Of the 3,157,895 shares reserved under the plan, 971,051 shares have been issued pursuant to options exercised after September 30, 2005, 722,335 are subject to options that are outstanding, and 1,464,509 shares are available for future grants.

5. Related Party Transactions

The Company provided support services on an as-needed basis under a blanket purchase order with Net Commerce Corporation, a government contractor originally owned by the majority stockholder of the Company. On April 1, 2004, Net Commerce Corporation was sold to a family member of the majority stockholder. For the nine months ended September 30, 2004 and 2005, the revenue for services and expenses incurred under this purchase order were approximately $5,000 and $0, respectively, of which $5,000 and $0, respectively, is included in accounts receivable at September 30, 2004 and 2005.

The Company also purchased services from Net Commerce Corporation of approximately $95,000 and $841,000 for the nine months ended September 30, 2004 and 2005, respectively, of which $28,000 and $111,000, respectively, were included in accounts payable in those respective periods.

The Company has used private aircraft to accommodate the travel needs of our executives for Company business. These aircraft are owned directly or indirectly by Michael W. Solley, the President and a director of the Company. The Company has purchased services of approximately $127,000 and $71,000 during the nine months ended September 30, 2004 and 2005, respectively, to Mr. Solley or his affiliates as reimbursement for fees and expenses associated with the business use of these aircraft.

All transactions with related parties have been conducted based on then current market conditions.

6. Contingencies

Government Audits

Payments to the Company on federal government contracts are subject to adjustment upon audit by various agencies of the federal government. Audits of costs and the related payments have been performed by the various agencies through 2002 for the Company and through 2002 for SES. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations or liquidity.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

6. Contingencies (continued)

Litigation

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that any resulting liability will not have a material effect on the Company’s financial position, results of operations or liquidity.

7. Pro Forma Provision for Income Taxes

In connection with the Company’s initial public offering, the Company’s S corporation status was terminated effective October 20, 2005, and the Company will therefore be subject to federal and state income taxes as a C corporation. Because the Company was an S corporation, deferred taxes have not historically been reflected in the financial statements, and the Company was not responsible for these income taxes until the termination of its S corporation status. For informational purposes, the statements of income include a pro forma provision for income taxes that would have been recorded if the Company had been a C corporation in all periods when the Company’s S Corporation election was in effect, calculated in accordance with SFAS No. 109.

The differences between the pro forma provision for income taxes at the statutory U.S. federal income tax rate of 34%, and those reported in the pro forma provision for income tax information relate to the impact of state and local income taxes and other differences. Other differences include, among other items, the nondeductible portion of meals and entertainment, nondeductible penalties and fines, nondeductible dues, and nondeductible officers’ life insurance premiums, as well as any tax-exempt items of income.

In connection with the revocation of its S corporation status, the Company will record net deferred tax assets and a related benefit for income taxes effective upon the revocation date. The amount of the net deferred tax assets would have been approximately $3.4 million if the revocation date had been September 30, 2005 and is reflected in the Company’s pro forma balance sheet and retained earnings. The actual amount will be determined after giving effect to the Company’s operating results through the revocation date. The significant items comprising the pro forma net deferred tax asset as of September 30, 2005 are accrued compensation expense from stock options, deferred rent and accrued compensation.

The reconciliation between statutory U.S. federal income tax rate and those reported in the unaudited pro forma income tax information in the consolidated statements of income for the three and nine months ended September 30, 2004 and 2005 is as follows:

	2004	2005
Statutory federal income tax rate	34.0%	34.0%
State and local taxes, net of federal taxes	5.6	5.0
Other	0.9	0.7

	40.5%	39.7%

8. Subsequent Events

Initial Public Offering. Effective October 20, 2005 the Company completed its initial public offering whereby the Company sold 5,572,500 shares of Class A common stock, including the underwriters’ over-allotment option. The proceeds of the offering of $58.5 million were offset by estimated offering expenses of $5.9 million, of which approximately $1.1 million is included on the balance sheet in Other Assets as of September 30, 2005. All expenses associated with the offering will be netted against the proceeds within Stockholders Equity. Immediately prior to our initial public offering, the Company issued a total of 971,051 shares of Class A common stock, at a weighted average exercise price of $0.086 per share, to four holders of stock options, and of these shares, 350,000 were sold in the offering. Subsequent to the closing of the initial public offering and the option exercises, the total Class A common shares outstanding were 7,022,497.

8. Subsequent Events (continued)

Loan and Security Agreement. On October 26, 2005, the outstanding balances on the line of credit, term note and time loan were paid in full from the proceeds of the initial public offering. The existing Loan and Security Agreement remains in effect and the Company is in compliance with, or has obtained necessary waivers for, all covenants required under the agreement. Subsequent to September 30, 2005, the Company discovered that it was not in compliance with certain covenants related to capital leasing limitations under the Company’s Loan and Security Agreement, as amended May 6, 2004. NCI obtained a waiver of such non-compliance, and as a result of such waiver, this covenant has subsequently been complied with.

Termination of S Corporation Tax Status. On October 20, 2005, the Company filed a revocation of its S corporation tax status with the Internal Revenue Service. The Company will now be liable for all federal and state income taxes. The conversion from S corporation to C corporation status generated net deferred tax assets as of the date of revocation. Additionally, stock options were exercised after the termination, which generated a net operating loss carry forward for the 2005 C corporation tax year and further increased the deferred tax assets. In connection with the revocation of the S corporation tax status, the Company expects to make a distribution to the stockholders of record on the date of revocation representing the balance of undistributed S corporation earnings of approximately $5 million. The actual amount will be determined after giving effect to the operating results through the revocation date with the filing of the final S corporation tax return.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include, but are not limited to, those discussed in “Risk Factors” included in NCI’s Registration Statement filed on Form S-1, as amended, with the Securities and Exchange Commission.

Overview

We are a provider of information technology services and solutions to federal government agencies. We focus on designing, implementing, maintaining and upgrading secure IT systems and networks. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our clients in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across four core service offerings:

•	network engineering;

•	information assurance;

•	systems development and integrations; and

•	enterprise systems management.

We generate substantially all of our revenue from federal government contracts. We report operating results and financial data as one operating segment. Funding for our contracts and task orders is generally linked to trends in federal government spending by defense, intelligence and federal civilian agencies. The following table shows our revenue from the client groups listed as a percentage of total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Department of Defense and intelligence agencies	71.0%	72.4%	69.1%	72.8%
Federal civilian agencies	28.5	27.1	30.4	26.7
Commercial and state & local entities	0.5	0.5	0.5	0.5

Total revenue	100.0%	100.0%	100.0%	100.0%

Revenue

Substantially all of our revenue is derived from services and solutions provided to the federal government, primarily by our employees and, to a lesser extent, our subcontractors. In some cases, our revenue includes third-party hardware and software that we purchase and integrate as a part of our overall solutions. The level of hardware and software purchases we make for clients may vary from period to period depending on specific contract and client requirements.

Contract Types

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and federal government procurement objectives. The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Time-and-materials	55.9%	51.4%	58.9%	56.7%
Cost-plus	31.7	29.7	28.5	27.0
Fixed-price	12.4	18.9	12.6	16.3

Total revenue	100.0%	100.0%	100.0%	100.0%

Time-and-materials contracts. Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs and out-of-pocket expenses. Our actual labor costs may vary from the negotiated hourly rates if, in a constricted labor market, we need to hire additional employees at higher wages or increase the compensation paid to existing employees, or in a weak labor market, we are able to hire employees at lower than expected rates. To date, we have not experienced any material variations in the negotiated hourly rates on our time-and-material contracts and our actual labor costs in connection with those contracts. To the extent that our actual labor costs under a time-and-materials contract vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. Our revenue and profit under time-and-materials contracts with additional incentive-fee arrangements may vary significantly from quarter to quarter due to our actual performance results and the timing of incentive fee notifications.

Cost-plus contracts. Under cost-plus contracts, we are reimbursed for costs that are determined to be allowable and allocable to the contract and receive a fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance. Our revenue and profit under incentive-type contracts may vary significantly from quarter to quarter due to our actual performance results and the timing of incentive fee notifications under certain contracts.

Fixed-price contracts. Under fixed-price contracts, we perform specific tasks for a predetermined price. We have three basic categories of fixed-price contracts: fixed unit price; fixed-price level-of-effort; and fixed-price completion contracts. See “Relevant Industry Terms” for a more complete definition of industry terms used herein. Compared to time-and-materials and cost-plus contracts, fixed-price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our work under fixed-price contracts is fixed-price level-of-effort work, which has a lower risk than fixed-price completion contracts, such as software development. Our revenue and profit under fixed-price type contracts with additional incentive-fee arrangements may vary significantly from quarter to quarter due to our actual performance results and the timing of incentive fee notifications.

Operating Expenses

Costs of Revenue

Cost of revenue primarily includes direct costs incurred to provide our services and solutions to clients. The most significant portion of these costs is salaries and wages, plus associated fringe benefits including stock-based compensation, of our employees directly serving clients, in addition to the related management, facilities and infrastructure costs. Cost of revenue also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase and provide to the client as part of an integrated solution, and any other related direct costs, such as travel expenses. These other direct costs are incurred in response to specific client tasks, and vary from period to period. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins.

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits including stock-based compensation, of our employees not performing work directly for clients. Among the functions covered by these costs are facilities, corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance, and executive and senior management.

Depreciation and Amortization

Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third party software we use internally, and leasehold improvements.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of identifiable intangible assets over their estimated useful lives. Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related client relationships are amortized proportionately against the acquired backlog.

Interest Expense

Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and notes payable and, to a lesser extent, our interest rate swap agreement, deferred financing charges and interest on capital leases.

Provision for Income Taxes

Under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level for federal tax purposes. As a result, NCI was not required to record a provision for federal income taxes. However, we have recorded a provision for state income taxes for those states that do not recognize the S corporation status. After giving effect to the revocation of our S corporation status, we estimate our effective income tax rate would have been approximately 40.5% and 39.7% for the periods ended September 30, 2004 and 2005.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2005	2004	2005
Revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	84.8	85.9	84.3	85.2
General and administrative expenses	8.9	6.1	9.5	7.2
Depreciation and amortization	1.0	0.9	1.1	0.8
Amortization of intangible assets	0.7	0.5	0.7	0.6

Total operating costs and expenses	95.4	93.4	95.6	93.8

Operating income	4.6	6.6	4.4	6.2
Interest income	0.0	0.1	0.0	0.0
Interest expense	0.8	1.0	0.9	0.8

Income before income taxes	3.8	5.7	3.5	5.4
Provision for income taxes(1)	0.2	0.3	0.1	0.3

Net income	3.6%	5.4%	3.4%	5.1%

(1)	Provision for income taxes only reflects taxes paid as an S corporation.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue: For the three months ended September 30, 2005, total revenue increased by 13.2% or $5.8 million, over the same period a year ago. The growth was entirely organic, including new contract wins and growth of existing contracts, across a broad base of Department of Defense (DOD), intelligence, and federal civilian agency customers.

Department of Defense and intelligence agency revenue increased 15.4%, or $4.9 million, for the three months ended September 30, 2005, as compared to the same period a year ago. Revenue from federal civilian agencies increased 7.8%, or $978,000, for the three months ended September 30, 2005, compared to the same period a year ago. Revenue from commercial and state and local entities remained flat over the same period a year ago. This is not a customer segment to which NCI intends to commit business development resources.

Costs of revenue: As a percentage of revenue, cost of revenue was 85.9% and 84.8% for the quarters ended September 30, 2005 and 2004, respectively. The increase of $5.5 million in cost of revenue is attributable to the increase in revenue. Subcontractor and other direct costs contributed approximately $4.9 million of the increase in cost of revenue. To a lesser extent, the increase can be attributed to the reallocation of $0.6 million of expenses associated with the reorganization of our business development efforts.

General and Administrative Expenses: As a percentage of revenue, general and administrative expenses were 6.1% and 8.9% for the quarters ended September 30, 2005 and 2004, respectively. This reduction of approximately $0.9 million was attributable to the elimination of approximately $0.3 million of general and administrative expenses due to the consolidation of subsidiary activities and to the reallocation of approximately $0.6 million of expenses associated with the reorganization of business development efforts and a $0.3 million reduction in stock compensation expense. These reductions were partially offset by increases in accounting and legal fees.

Depreciation and Amortization: Depreciation and amortization expense was approximately $0.4 million and $0.4 million, respectively for the quarters ended September 30, 2004 and 2005.

Amortization of Intangible Asset: Amortization of intangible assets was approximately $0.3 million and $0.3 million, respectively for the quarters ended September 30, 2004 and 2005.

Operating income: For the three months ended September 30, 2005, operating income was $3.3 million, or 6.6% of revenue, compared to $2.0 million, or 4.6%, for the three months ended September 30, 2004. Operating income, as a percent of revenue, increased primarily due to lower general and administrative expenses and increased revenue from award fees of approximately $0.2 million. Award fees on cost-plus contracts are in addition to the reimbursement of allowable costs and, therefore, have no additional expense associated with them.

Interest Expense: The increase in interest expense, net of interest income, of $105,000 for the quarter ended September 30, 2005 over the quarter ended September 30, 2004 was attributable to the additional debt incurred to finance the payment of a portion of a distribution to the existing stockholders of the Company and increasing interest rates over that period. This was partially offset by a change in fair value of an interest rate swap, which resulted in a reduction in interest expense.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue: Revenue for the nine months ended September 30, 2005 was $144.0 million, compared to $125.5 million for the nine months ended September 30, 2004, representing an increase of $18.5 million, or 14.7%. This increase was primarily attributable to revenue from new contract awards and growth on existing contracts of approximately $18.1 million in our defense and intelligence business. During this same period revenue from federal civilian agencies and commercial, state and local entities was flat, which resulted in a reduced percentage of total revenue.

Cost of revenue: Cost of revenue for the nine months ended September 30, 2005 was $122.7 million, or 85.2% of revenue, compared to $105.8 million, or 84.3%, for the nine months ended September 30, 2004. The increase of $16.9 million in cost of revenue is primarily attributable to the increase in revenue. Subcontractor and other direct costs contributed approximately $13.2 million of the increase in cost of revenue. To a lesser extent, the increase can be attributed to the reallocation of $1.6 million of expenses associated with the reorganization of our business development efforts.

General and administrative expenses: General and administrative expenses for the nine months ended September 30, 2005 were $10.3 million, or 7.2% of revenue, compared to approximately $12.0 million, or 9.5%, for the nine months ended September 30, 2004. The decrease in general and administrative expenses is due to the reallocation of approximately $1.6 million of expenses associated with the reorganization of business development efforts and approximately $1.7 million reduction in costs associated with the integration of the SES subsidiary. These decreases were offset, to some extent, by approximately $0.6 million increase in audit and consulting fees, a portion of which was associated with corporate governance, and approximately $0.8 million for expenses associated with the hiring of additional executive management.

Depreciation and amortization: Depreciation and amortization for the nine months ended September 30, 2005 was approximately $1.2 million, compared to approximately $1.3 million for the nine months ended September 30, 2004. The decrease in depreciation and amortization was primarily due to certain computer and equipment assets being fully depreciated during 2005.

Amortization of intangible assets: Amortization of intangible assets for the nine months ended September 30, 2005 was approximately $0.8 million, compared to approximately $0.9 million for the nine months ended September 30, 2004. The decrease was primarily due to decreasing amortization on the contracts and client relationship intangible asset recorded in connection with the SES acquisition, which is being amortized proportionately against the acquired backlog over five years.

Operating income: For the nine months ended September 30, 2005, operating income was $8.9 million, or 6.2% of revenue, compared to $5.5 million, or 4.4%, for the nine months ended September 30, 2004. Operating income, as a percent of revenue, increased primarily due to lower general and administrative expenses and increased revenue from award fees of approximately $0.7 million. Award fees on cost-plus contracts are in addition to the reimbursement of allowable costs and, therefore, have no additional expense associated with them.

Interest expense: For the nine months ended September 30, 2005, interest expense was approximately $1.3 million, compared to $1.1 million for the nine months ended September 30, 2004. The increase in interest expense was due to a higher average interest rate on borrowings of 4.9% versus 4.0% in 2004.

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. In 2005, we conducted approximately 56.7% of our business under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also in 2005, we conducted approximately 27.0% of our business under cost-plus contracts, which automatically adjust for changes in cost. We conducted the remaining 16.3% of our business under fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investing in capital expenditures and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. We expect the combination of cash available subsequent to the initial public offering, cash flow from operations and the available borrowing capacity on our credit facility to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to raise additional external capital.

Cash and net working capital: We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Until our recent initial public offering, the Company maintained minimal cash balances with substantially all available cash credited against borrowings under the line of credit. Net working capital decreased by $17.3 million for the nine months ended September 30, 2005. The decrease was primarily due to an $18.0 million increase in borrowings under our line of credit to finance the payment of a portion of a distribution to the stockholders of the Company.

Cash flow: The following table sets forth our sources and uses of cash for the nine months ended September 30, 2004 and 2005.

	Nine months ended September 30,
	2004	2005
	(in thousands)
Net cash provided by operating activities	$11,577	$9,006
Net cash (used in) investing activities	(1,657)	(3,082)
Net cash (used in) financing activities	(11,037)	(5,951)

Net (decrease) in cash	$(1,117)	$(27)

Operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. Improving our invoicing and collection procedures remains a top priority in order to increase cash flow from operations. The decrease in cash provided by operating activities for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily due to an increase of $4.7 million in accounts receivable in 2005 due to the growth in revenue and to a lesser extent the increase in days sales outstanding from 77 days to 79 days, versus a decrease in accounts receivable of $769,000 in the nine months ended September 30, 2004. The increase in accounts receivable was partially offset by a $3.2 million increase in net income and $1.6 million increase in accounts payables.

Cash flow used in investing activities consists primarily of capital expenditures and acquisitions. The $3.1 million in cash used for investing activities for the nine months ended September 30, 2005 represents a $1.4 million increase compared to the nine months ended September 30, 2004. This increase was primarily due to $1.1 million in capital expenditures for the period ending September 30, 2005 versus $0.5 million for the same period in 2004, and $1.9 million for final SES acquisition payments for the period ending September 30, 2005, compared to $1.2 million in payments for the same period in 2004. The increased capital expenditures were primarily due to leasehold improvements to expand government certified facilities to pursue additional classified business.

Cash flow used in financing activities consists primarily of proceeds from and payments on our line of credit, term note and time loan, and distributions to our stockholders. Our decrease in cash used in financing activities for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 was primarily due to stockholder distributions and term loan principal payments. For the nine months ended September 30, 2005 cash flow used in financing activities included approximately $21.0 million in distributions to shareholders, $2.1 million in scheduled amortization payments on the term note and a $0.2 million decrease in capital lease obligations. These payments were partially offset by increased borrowings on the line of credit of $2.3 million and proceeds from a new time loan of $15.0 million. The $11.0 million used in financing activities for the nine months ended September 30, 2004 was primarily due to payments on the line of credit of $5.7 million, amortization payments on the term note of $2.1 million, $0.1 million of payments under capital lease obligations and $3.1 million in shareholder distributions. Borrowings under the line of credit and the term note were used to finance the acquisition of SES in December 2003.

Credit Agreement: On December 23, 2003, we entered into a Loan and Security Agreement that provides for a $30.0 million revolving note and a $14.0 million term note.

The revolving note provides a line of credit of up to $30.0 million, limited to a percentage of our eligible receivables under the Loan and Security Agreement. The outstanding balance of the line of credit accrues interest based on LIBOR plus an applicable margin. The outstanding borrowings are collateralized by a security interest in substantially all of our assets. The bank also requires a direct assignment of all of our contracts at the bank’s discretion. The line of credit expires on December 31, 2006, but may be renewed by agreement of the parties. The following table summarizes our line of credit as of December 31, 2004 and September 30, 2005.

	As of December 31, 2004	As of September 30, 2005
	(amounts in thousands)
Amount available under line of credit	$26,788	$28,900
Outstanding balance	12,440	14,771

Unused portion	$14,348	$14,129

Interest rate on line of credit	4.5%	5.5%

For the nine months ended September 30, 2005 and 2004, the interest expense on the line of credit was approximately $0.6 million and $0.4 million, respectively. On October 26, 2005, the outstanding balance under the line of credit was paid in full from the proceeds of our initial public offering.

The $14.0 million term note was provided as part of the financing for the acquisition of SES in December 2003. The term note balance is being amortized over 60 months commencing February 1, 2004 with the balance of $5.6 million due on December 31, 2006. The term note accrues interest based on LIBOR plus an applicable margin. In connection with the term note, an interest rate swap agreement was entered into with an initial notional amount of $14.0 million, which amortizes at the same rate as the term note. The interest rate swap agreement has effectively fixed our interest rate on the term note at 2.6% plus the applicable margin.

The following table summarizes the outstanding balance and applicable interest rate on our term note as of December 31, 2004 and September 30, 2005.

	As of December 31, 2004	As of September 30, 2005
	(amounts in thousands)
Outstanding balance	$11,433	$9,333
Interest rate on term loan	5.0%	6.0%

For the nine months ended September 30, 2005 and 2004, the interest expense on the term note was approximately $0.4 million and $0.4 million, respectively. On October 26, 2005, the outstanding balance of the term note was paid in full from the proceeds of the initial public offering.

On July 25, 2005, the Loan and Security Agreement was amended to provide for additional borrowings under a six-month time loan of up to $15.0 million. The agreement provided that the time loan would be due in January 2006 or upon receipt of proceeds from our initial public offering, whichever occurred first, and would bear interest at LIBOR plus 45 basis points. On July 26, 2005, $15 million was borrowed under the time loan. On October 26, 2005, the outstanding balance of the time loan was paid in full from the proceeds of our initial public offering.

The Loan and Security Agreement requires that we meet certain financial covenants, including a minimum net worth, a funded debt ratio and a fixed charge coverage ratio. We have been in compliance with these financial covenants, except as indicted in note 8 above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit agreement and our term loan. These borrowings accrue interest at variable rates. Based upon our borrowings under these two facilities in 2004, a hypothetical 10% increase in interest rates would have increased interest expense by approximately $21,400 and would have decreased our annual cash flow by a comparable amount.

Item 4. Controls and Procedures

Quarterly Evaluation. Management updated its key controls related to internal control over financial reporting as of September 30, 2005 and carried out an evaluation as of September 30, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This update and evaluation were done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that management present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are forms of “Certification” of the Company’s Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q that you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management or the Company’s Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

Limitations on the Effectiveness of Controls. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments. The assessment by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the Company’s disclosure controls and procedures included a review of procedures and discussions with other employees in the Company’s organization. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The assessments of the Company’s disclosure controls and procedures is done on a periodic basis so that the conclusions can be reported in the Company’s Quarterly Reports on Form 10-Q. The Company’s key controls related to its internal control over financial reporting are updated on a periodic basis by management and other personnel in the Company’s accounting department.

Evaluation of the Effectiveness of Disclosure Controls and Procedures. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that any resulting liability will not have a material effect on the Company’s financial position, results of operations or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Immediately prior to our initial public offering, we issued a total of 971,051 shares of Class A common stock, at a weighted average exercise price of $0.086 per share, to four holders of stock options.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; individual business decisions of our clients; the financial condition of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees (particularly those with security clearances); our ability to complete and implement acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) competition for task orders under Government Wide Acquisition Contracts (GWACS) and/or schedule contracts with the General Services Administration; and (iv) expensing of stock options; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

Risk Factors

We face certain additional risks that are described in the section “Risk Factors” to the Registration Statement on Form S-1, Registration No. 333-127006, we filed on July 29, 2005, as amended, and incorporated herein by reference.

Item 6. Exhibits

Exhibits

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

Reports

•	On November 16, 2005, the Company issued a press release dated November 15, 2005 announcing its financial results for the quarter ended September 30, 2005.

•	On October 24, 2005, the Company filed a periodic report on Form 8-K, announcing its Underwriters Agreement dated October 20, 2005, between the Company and Legg Mason Wood Walker Incorporated as representatives of several underwriters.

•	On October 21, 2005, the Company filed its prospectus, dated October 20, 2005, for the sale of Class A common stock under its’ initial public offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: December 2, 2005	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board and
Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 2, 2005	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)