Form 10-K
period 2005-12-31
NCI, Inc.
filed 2006-03-30
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-51579

NCI, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3211574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11730 Plaza America Drive Reston, Virginia	20190-4764
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 707-6900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.019 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2005 was $0. We did not complete our initial public offering until October 2005.

As of March 15, 2006, there were 7,027,760 shares outstanding of the registrant’s Class A common stock. In addition, there are 6,300,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2006 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

NCI, INC.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations and prospects. We have attempted to identify forward-looking statements by using such words as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or other similar expressions. These forward-looking statements, which are subject to risks and uncertainties, and assumptions about us, may include, among other things, projections of our future financial performance, our anticipated growth strategies, anticipated trends in our industry, our potential growth opportunities, the effects of future regulations and the effects of competition. These statements are only predictions based on our current expectations and projections about future events. Because these forward-looking statements involve risks and uncertainties, you should be aware that there are important factors that could cause our actual results, level of activity or performance to differ materially from the results, level of activity or performance expressed or implied by these forward-looking statements. Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

ITEM 1. BUSINESS.

COMPANY OVERVIEW

We are a provider of information technology services and solutions to federal government agencies. We focus on designing, implementing, maintaining and upgrading secure information technology (IT) systems and networks by leveraging our skills across four core service offerings: network engineering; information assurance; systems development and integration; and enterprise systems management. Since our founding in 1989, we have derived substantially all of our revenue from contracts performed for federal government agencies, with the majority of our revenue currently generated from the delivery of mission-critical IT services to defense and intelligence agencies. We believe our diversified and stable client base, strong client relationships, broad array of contracts and significant management and operational capabilities position us to continue our growth.

We have strong, long-term relationships with our clients, as evidenced by our record of retaining business. We have provided IT services and solutions to clients within the U.S. Army, U.S. Air Force, Department of Energy (DOE), National Aeronautics and Space Administration (NASA) and the intelligence community for more than ten years. In addition, over the past three years, we won more than 90% of the competitively awarded prime engagements on which we were the incumbent and eligible for award. We believe our strong relationships result from our in-depth understanding of client missions, the strength of our technical solutions and the co-location of a majority of our employees with our clients.

We have made significant investments in our management, employees and infrastructure in support of our growth and profitability strategies. Our senior managers average more than 25 years of experience with federal government agencies, the U.S. military and federal government contractors. In addition, our President and our Chief Operating Officer each has more than 18 years of public company experience in the federal IT services sector. Members of our management team have extensive experience growing businesses organically, as well as through acquisitions. We deliver our services through a highly skilled work force of approximately 1,400 employees, of whom 71% possess at least one security clearance. In addition, we recently expanded our Sensitive Compartmented Information Facilities (SCIFs), which are government certified facilities that enable us to pursue additional classified work.

In 2005 our revenue was $191.3 million, a 11.7% increase over our 2004 revenue of $171.3 million. Since 2001, our revenue, including the effect of an acquisition and an initial public offering, has grown from $119.1 million in 2001 to $191.3 million in 2005, representing a compound annual growth rate of 12.6%. Over the same period, our operating income has increased 41.0%, from $8.0 million in 2001 to $11.3 million in 2005. As of December 31, 2005, our total estimated contract backlog was $579 million, of which approximately $70 million was funded. See Item 1. Business—Relevant Industry Terms for a definition of backlog. We are focused on continuing to grow organically while improving margins, and intend to expand our capabilities through strategic acquisitions.

RELEVANT INDUSTRY TERMS

We generally perform our services for federal government agencies pursuant to both contracts and task orders. A contract may include specific work requirements for a particular job that is to be performed, or may instead provide a framework that defines the scope and terms under which work may be performed in the future, in which case any task orders that may be issued from time to time under the contract set forth the specific work assignments that are to be performed under the contract. In this prospectus, references to any contract include the task orders, if any, issued under that contract. Accordingly, information in this prospectus regarding our revenue under government contracts includes revenue we receive under both contracts and task orders. We perform services as a prime contractor under those contracts and task orders that are awarded to us directly by the federal government. We also perform services for the federal government as a subcontractor to other companies that are awarded prime contracts. References in this prospectus regarding our engagements mean specific work that we have contracted to perform as a prime contractor or subcontractor pursuant to both contracts and task orders for a particular client.

Some of our contracts are multiple award contracts. Multiple award contracts are vehicles pursuant to which the federal government may purchase goods or services from several different pre-qualified contractors. Such contracts include government-wide acquisition contracts (GWACs), blanket purchase agreements (BPAs), GSA Schedule 70 and other Indefinite Delivery/Indefinite Quantity (ID/IQ) contracts. GWACs are task-order or delivery-order contracts for goods and services established by one agency for government-wide use. BPAs are a simplified method of filling repetitive needs or services by establishing “charge accounts” with qualified suppliers and eliminating the need for issuing individual purchase, invoice and payment documents. GSA Schedule 70 is a contracting vehicle sponsored by the General Services Administration that is available to all federal government agencies for procuring information technology services and products pursuant to contracts (GSA Schedule 70 Contracts) and task orders (GSA Schedule 70 Task Orders) awarded thereunder. Over 5,000 contractors are currently on the GSA Schedule 70, and the federal government purchased more than $16.5 billion in services and products under the schedule during the government fiscal year ended September 30, 2005. Finally, ID/IQs are contracts for goods or services which do not specify a firm quantity and that provide for issuance of orders for the performance of tasks during the contract period. Multiple award contracts typically have a ceiling, which is the maximum amount the government is authorized to spend under the contract over the life of the contract. While the government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so or that any particular pre-qualified contractor will receive awards under the vehicle.

Federal government contracts for our services include three types of pricing: time-and-materials; cost-plus; and fixed-price. Time-and-materials contracts are contracts under which we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs and out-of-pocket expenses. Cost-plus contracts are contracts under which we are reimbursed for costs that are determined to be allowable and allocable to the contract and receive a fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance. Fixed-price contracts are contracts under which we perform specific tasks for a predetermined price. We have three basic categories of fixed-price contracts: fixed unit price; fixed-price level-of-effort; and fixed-price completion contracts. Fixed unit price is where we receive a fixed price per unit of work delivered, and the unit price is not subject to adjustment. Fixed-price level-of-effort requires the contractor to provide a specified level of effort over a stated period of time, on work that can only be stated in general terms, and the government is to pay a stated fixed amount. Fixed-price completion provides a set price for specific performance that is not subject to any adjustment on the basis on the contractor’s actual cost experience in performing the contract. The majority of our work under fixed-price contracts is fixed-price level-of-effort work.

We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded.

MARKET OPPORTUNITY

The federal government is among the largest consumers of information technology services and solutions in the world. According to INPUT, an independent federal government market research firm, the overall market for contracted IT systems and services by the federal government is expected to grow from $59.2 billion in federal fiscal year 2005 to $78.8 billion in federal fiscal year 2010. In addition, recent defense budgets are significantly higher than in prior years, particularly in areas related to IT, intelligence, surveillance, reconnaissance and homeland security due to increased counter-terrorism activities and the U.S. deployments overseas. According to INPUT, the Department of Defense’s (DoD) spending on information technology services and solutions is expected to increase from $27.2 billion in federal fiscal year 2005 to $35.0 billion in federal fiscal year 2010. Although spending on intelligence related activities by the federal government remains highly classified, INPUT estimates total addressable IT spending for U.S. intelligence agencies in federal fiscal year 2005 at $7.8 billion, growing to $10.9 billion in federal fiscal year 2010. We believe there will be significant market opportunities for providers of IT services and solutions to federal government agencies, particularly those in the defense and intelligence community, over the next several years because of the trends outlined below.

Focus on Federal Government Transformation

The federal government, and the DoD in particular, is in the midst of a significant transformation that is driven by the federal government’s need to address the changing nature of global threats. A significant aspect of this transformation is the use of information technology to increase the federal government’s effectiveness and efficiency. The result is increased federal government spending on information technology to upgrade networks and transform the federal government from separate, isolated organizations into larger, enterprise level, network-centric organizations capable of sharing information broadly and quickly. While the transformation initiative is driven by the need to prepare for new world threats, adopting these IT transformation initiatives will also improve efficiency and reduce infrastructure costs across all federal government agencies. We believe IT spending in connection with the federal government’s transformation initiative will continue to be driven by:

Increased Demand for Interoperable and Robust Networks. The federal government is focused on enhancing interoperability across its disparate networks and systems in order to effectively use information to assess and respond to terrorist threats and to transform the military’s approach to fulfilling its mission. Such a transformation is necessary to ensure information superiority and foster the development and deployment of the next generation of information technology systems for network centric warfare, including C4I systems (command, control, communications, computing and intelligence systems). In addition, we believe the convergence of voice, video and data onto the desktop will increase the requirements for more robust networks. We expect these increased requirements to result in greater market opportunities and demand for our core business services.

Increased Demand for Secure Networks and Systems. In response to increased concerns over cyber-attacks and threats to the national information infrastructure, the federal government adopted the Federal Information Security Management Act (FISMA) in 2002. FISMA requires each federal government agency to develop, document and implement an agency-wide information security program and ensure that its systems are certified and accredited according to predetermined federal government standards and processes. According to the Office of Management and Budget, many agencies are still working to achieve compliance with FISMA and will likely require the assistance of professional services providers to achieve their information security requirements. INPUT estimates that federal spending for information security initiatives will increase from approximately $5.1 billion in federal fiscal year 2005 to approximately $7.3 billion in federal fiscal year 2010.

Increased Reliance on Professional Services Providers

The federal government has increasingly relied on professional services providers, particularly for information technology services, in connection with its transformation initiatives. INPUT projects total federal spending on contracted information technology services to grow from $12.7 billion in federal fiscal year 2005 to $16.5 billion in federal fiscal year 2010. We believe two of the primary reasons for the federal government’s increased reliance on professional services providers are:

Demand for More Innovative Solutions and Technology Services. Federal government agencies are seeking more innovative solutions and technology services in response to the increasing pressure to operate more effectively and efficiently. Because of their skills and experience, federal government agencies are using professional services providers to support transformational mandates, introduce commercial best practices and leverage commercial technological advances. In addition, professional services providers are able to leverage their recent experiences across their client base to develop more cost-effective and efficient technology solutions that comply with the latest applicable standards.

Declining Federal Government IT Workforce. According to INPUT estimates, approximately 45% of federal government IT workers will be eligible to retire by federal fiscal year 2008. Given the difficulty the federal government has experienced in recruiting and retaining skilled technology personnel, we believe the declining federal government IT workforce will necessitate the continued and increasing use of professional services providers for the federal government’s IT needs.

Evolving Procurement Practices

Federal government procurement practices and policies are expected to continue to evolve as federal agencies increasingly rely on professional services providers for information technology solutions and services. We expect the following trends to continue to shape the federal government’s procurement practices and policies:

Focus on Strength of Technical Solution and Best Value. Federal government agencies are shifting emphasis to the procurement of contracts with the strongest technical solution and overall best value for the federal government. To achieve this goal, federal agencies have adopted procurement criteria that give more consideration to companies’ technical capabilities and past performance on similar projects. These criteria also place more emphasis on a solution’s overall contribution to a federal government agency’s mission than on the proposed cost. We believe these factors benefit companies with deeper technical capabilities, relevant project experience and existing relationships with clients.

Increased Use of GWACs and Multiple Award Contracts. As part of its shift in procurement practices aimed at increasing flexibility and responsiveness, the federal government is expanding its use of GWACs and other multiple award contracts. Professional services providers compete to be pre-selected under these umbrella contracts, which outline the basic terms and conditions for the procurement of services. Once pre-selected, the companies compete only among themselves to provide services under the vehicle. These contracts provide the federal government contracting agencies with additional flexibility and responsiveness as projects can be awarded quickly to these preferred providers.

COMPETITIVE STRENGTHS

We believe we are well positioned to meet the rapidly evolving needs of federal government agencies for IT services and solutions because we possess the following key business strengths:

In-Depth Understanding of Client Missions

Since our founding, we have provided mission-critical services and solutions to our clients, enabling us to develop an in-depth understanding of their missions and technical needs. In addition, approximately three quarters of our employees are located at client sites, giving us valuable strategic insights into clients’ ongoing and future program requirements. Our in-depth understanding of our client missions, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our clients’ specific requirements and consistent with their evolving mission objectives.

Proven Ability to Win Business

In 2005, we were awarded task orders and single award contracts with a total value in excess of $200 million. Over the past three years, we won more than 90% of the competitively awarded prime engagements on which we were the incumbent and eligible for award. Our success in winning business is based, in part, on our ability to anticipate clients’ emerging requirements which enables us to develop stronger technical proposals. As a result, we are often awarded contracts based on the overall value of our solution rather than its cost.

Diverse Base of Key Prime Contract Vehicles

As a result of our business development focus on securing key contracts, we are a prime contractor on numerous multi-year GWACs that provide us the opportunity to bid on hundreds of millions of dollars of business against a discrete number of other pre-qualified companies each year. These contracts include: the U.S. Army ITES contract with a ceiling of $500 million over seven years; the U.S. Air Force NETCENTS contract with a ceiling of $9 billion over five years; the Department of Veterans Affairs Global IT Support Services (GITSS) contract with a ceiling of $3 billion over eight years; the Department of Commerce COMMITS NexGen contract with a ceiling of $8 billion over ten years; and the GSA Schedule 70. While the federal government is not obligated to make any awards under these vehicles, we believe that holding prime positions on these contract vehicles provides us an advantage as we seek to expand the level of services we provide to our clients.

Highly Skilled Employees with Security Clearances

As of December 31, 2005, we had approximately 1,400 employees, 71% of whom had formal degrees and the majority of whom hold technical certifications. In addition, approximately 71% of our employees as of December 31, 2005 held at least one federal government security clearance, and approximately 36% possessed clearance levels of Top Secret or higher. These higher clearance levels generally require sponsorship by a client, extensive background investigations and lifestyle polygraph testing, a process that can take more than one year to complete.

Experienced Management Team

Our senior management team has the skills, experience and knowledge to implement our business and operating strategies. Members of our senior management team have significant federal government sector experience, as well as considerable experience as senior operating executives of publicly traded federal government contractors. For example, our President and our Chief Operating Officer each has more than 18 years of public company experience in the federal IT services sector. The senior management team’s range of experience includes growing smaller companies, primarily through internal growth, and large companies through internal growth and acquisitions. Our senior management team has significant experience successfully identifying, acquiring and integrating acquisitions, having completed more than 30 transactions during their careers.

STRATEGY

Our objective is to grow our business as a provider of information technology services and solutions to federal government agencies while improving our profitability. To achieve our objective, we intend to:

Accelerate Internal Growth

We intend to accelerate our internal growth rate by capitalizing on our current contract base, expanding services provided to our existing clients, expanding our client base and offering new, complementary services.

Capitalize on Current Contract Base. Our contract base includes five prime GWAC vehicles with a total combined budgeted ceiling value in excess of $21 billion. We intend to aggressively pursue task orders under these vehicles to maximize our revenue and strengthen our client relationships, though there is no assurance that the federal government will make awards up to the ceiling amounts or that we will be awarded any task orders under these vehicles. We have developed several internal tools that facilitate our ability to track, prioritize and win task orders under these vehicles. Combining these tools with our technical expertise, our strong past performance record and our knowledge of our clients’ needs, should position us to win additional task orders under our prime GWAC vehicles.

Expand Services Provided to Existing Clients. We intend to expand the services we provide to our current clients by leveraging our strong relationships, technical capabilities and past performance record. We believe our understanding of client missions, processes and needs, in conjunction with our full lifecycle IT offerings, positions us to capture new work from existing clients as the federal government continues to increase the volume of IT services contracted to professional services providers. Moreover, we believe our strong past performance record positions us to expand the level of services we provide to our clients as the federal government places greater emphasis on past performance as a criterion for awarding contracts.

Expand Client Base. We also plan to expand our client base into areas with significant growth opportunities by leveraging our industry reputation, long-term client relationships and diverse contract base. We anticipate that this expansion will enable us both to pursue additional higher value work and to further diversify our revenue base across the federal government. Our long-term relationships with federal government agencies, together with our GWAC vehicles, give us opportunities to win contracts with new clients within these agencies. For example, under the $500 million U.S. Army ITES vehicle, since March 2004 we have been awarded 20 task orders with a combined value in excess of $285 million. Of these task orders, ten were awarded by new clients.

Offer New Complementary Services. We intend to leverage our strong reputation for providing IT services to offer new complementary services to our existing clients. We expect to focus on high value-added services that are closely aligned with our current offerings. When appropriate, we anticipate selectively identifying and hiring key personnel who possess unique client, mission or technical experience to enhance our knowledge of and expertise in the new service offering. New services in which we are currently focused on building a greater presence include systems engineering, acquisition management and program management.

Improve Operating Margins

We believe that we have significant opportunities to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and internally developed tools, and concentrating on high value-added prime contracts.

Capitalize on Corporate Infrastructure Investments. During the past several years we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth. These investments included hiring four executives with more than 90 years of combined experience with federal IT services companies, strengthening our internal controls and accounting staff in anticipation of Sarbanes-Oxley compliance and public company reporting requirements, expanding our SCIFs and moving our headquarters to a larger facility. We believe our management experience and corporate infrastructure are more typical of a company with a much larger revenue base than ours. We therefore anticipate that as our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

Capitalize on Internally Developed Tools. We have invested significant resources in a variety of web-based tools that enable us to efficiently and effectively manage our business development and project management functions. We created our business development tool to allow our managers to track and manage new business opportunities in real time securely over the internet. Our proposal staff and project managers leverage our proposal development tool to create more effective new business proposals in an online, collaborative environment, regardless of their locations. In addition, our project management tool is highly modular and adaptable, enabling management to track project progress virtually instantaneously to better manage contract costs and improve profitability. We believe these highly scaleable tools will enable us to increase operating efficiency as our revenue base grows.

Concentrate on High Value-Added Prime Contracts. We expect to improve our operating margins as we continue to increase the percentage of revenue we derive from our work as a prime contractor and from engagements where contracts are awarded on a best value, rather than on a low cost, basis. As a prime contractor, we better control our staffing levels and maximize employee utilization. For the year ended December 31, 2005 as compared to the year ended December 31, 2004 and December 31, 2003, we increased our percentage of revenue from prime contracts to approximately 66% from 59% and 55%, respectively. We expect to further increase this percentage given our recent prime contract awards. The federal government’s move toward performance-based contract awards to realize greater return on its investment has resulted in a shift to greater utilization of best value awards. We believe this shift will enable us to expand our operating margins as we are awarded more contracts of this nature.

Pursue Strategic Acquisitions

We intend to supplement our organic growth by identifying, acquiring and integrating acquisitions that complement and broaden our existing client base and expand our primary service offerings. Our senior management team brings significant acquisition experience, having completed more than 30 transactions. Our successful acquisition of Scientific & Engineering Solutions, Inc. (SES) in December 2003 demonstrated our ability to complete and integrate an acquisition that meets our goals. In addition to strengthening our presence in the intelligence sector, the acquisition of SES has positioned us to bid on and win larger, technically more sophisticated contracts with the intelligence community.

SERVICES AND SOLUTIONS

We provide integrated information technology services and solutions by leveraging our four core service offerings: network engineering; information assurance; systems development and integration; and enterprise systems management.

Network Engineering

We offer a full lifecycle of network engineering services to our clients from the initial analysis of the requirements and design of the network through implementation and testing of the solution, including the design of disaster recovery contingency plans. Our network engineering capabilities include the design, architecture, configuration, implementation and operation of Local Area Networks (LAN), Metropolitan Area Networks (MAN) and Wide Area Networks (WAN). Our extensive experience providing the following network engineering services for federal government clients allows us to rapidly identify potential bottlenecks, security threats and vulnerabilities, and address these potential issues with cost-effective solutions:

• Architecture Design	• Protocol and Topology Selection

• Disaster Response Planning and Recovery	• Reliability and Contingency Assessment

• Installation, Test and Evaluation	• Requirements Analysis

• Network Configuration	• Routing Design

• Network Security Evaluation	• Vulnerability Assessment

Information Assurance

We offer information assurance solutions to secure enterprise systems and networks, with particular expertise protecting IT infrastructures for our clients that operate in classified environments. We design, configure and deploy security architectures based on assessments of our clients’ current and future information technology needs, mission objectives and regulatory requirements, in addition to specific threats from unauthorized users. In connection with the implementation of these architectures, we help define and implement information assurance policies, procedures and guidelines to ensure effective future IT planning. Our highly skilled and accredited employees provide research and implementation of security policies, technical support and the development of comprehensive security assessment plans. We also identify potential threats and vulnerabilities and design and implement corrective action plans that employ advanced technologies, such as encryption, digital signatures and firewalls, using both commercial-off-the-shelf (COTS) and custom security and software solutions. Our information assurance services include:

• Certification and Accreditation	• Public Key Infrastructure (PKI) Implementation

• Intrusion Detection System (IDS) Development	• Risk and Threat Assessment

• Policy and Procedures Development	• Security Awareness and Training

• Products Evaluation and Integration	• Security Test and Evaluation

Systems Development and Integration

We provide a full range of systems development and integration services to our clients. Initially, we leverage our business process engineering skills to analyze the activities, roles and objectives of a proposed IT system or solution. Based on this analysis, we integrate advanced technologies with our clients’ legacy systems to improve their operational efficiency and increase our clients’ returns on IT investments. Our systems development and integration services include:

• Database Design	• Legacy System Integration

• Enterprise Portal Implementation	• Project Planning and Management

• Integration, Test and Evaluation	• Requirements Definition

Enterprise Systems Management

We design, install and manage complex, mission-critical enterprise systems for our clients, increasing the reliability, security and efficiency of their IT operations while meeting stringent mission requirements. As part of our overall network operation and management services, we continually analyze and monitor enterprise system components and create systems that can adapt to rapidly changing needs. We employ a knowledge-centric service delivery assurance methodology designed to keep client mission-critical systems at peak performance. This methodology utilizes network and traffic simulations to identify potential changes in performance or possible security issues within a particular network, allowing our engineers to protect clients’ systems and data. Our network engineers are certified in the leading commercial enterprise tools and combine that knowledge with our techniques, experience and processes to deliver solutions to our clients. Our enterprise systems management services include:

• Applications Support	• Network Performance Evaluation

• Infrastructure Operation and Management	• Network Upgrade Assessment

• Intrusion Detection and Response	• Telecommunications Support and Help Desk

CLIENTS

Our clients include a diverse base of federal government defense, intelligence and civilian agencies. For the year ended December 31, 2005, Department of Defense and intelligence community clients generated approximately 74% of our revenue and federal civilian agency clients generated approximately 26%. We believe our risk from adverse budgetary changes is reduced by the mission-critical nature of the IT work we perform for our clients. We also believe our diverse client base within the federal government mitigates the impact of annual fluctuations in our clients’ budgets.

The following is a representative list of our clients for the year ended December 31, 2005. Due to the sensitive nature of our work with the intelligence community, we are precluded from providing detailed information regarding specific intelligence agency clients.

Department of Defense

•	Air National Guard

•	Army National Guard—Headquarters

•	Defense Intelligence Agency

•	Defense Logistics Agency

•	U.S. Air Force Warner Robbins, Georgia

•	U.S. Air Force U.S. Transportation Command/Air Mobility Command (TRANSCOM/AMC)

•	U.S. Army Communications Electronic Lifecycle Management Command (C-E LCMC)

•	U.S. Army Ft. Lewis, Washington

•	U.S. Army Program Executive Office for Enterprise Information Systems (PEO EIS)

•	U.S. Army Program Executive Office for Simulation, Training and Instrumentation (PEO STRI)

•	U.S. Army Tank-Automotive and Armaments Command (TACOM)

•	U.S. Army White Sands Missile Range, New Mexico

Various Intelligence Agencies

Federal Civilian

•	Department of Commerce

•	Department of Energy

•	Department of State

•	Department of Veterans Affairs

•	General Accounting Office

•	General Services Administration

•	NASA—Goddard Space Flight Center

•	NASA—Headquarters

•	NASA—Langley Research Center

•	National Nuclear Security Administration

CONTRACTS

We have a stable and diversified contract base with approximately 80 active contracts and 180 task orders. Our contract terms typically extend from one to seven years, including option years (which may be exercised at the election of the federal government). Our top ten engagements accounted for approximately 46% of revenue for the year ended December 31, 2005.

Many of our services are provided under GWAC vehicles. Our contract base includes the following prime GWAC vehicles that have an aggregate program ceiling value of $21.3 billion, excluding GSA Schedule 70.

Vehicle	Owning agency	Period of performance	Ceiling value	Number of pre-qualified contractors
TEIS	U.S. Army	11/2005 – 11/2010	$0.8 billion	3
NETCENTS	U.S. Air Force	09/2004 – 09/2009	$9.0 billion	8
ITES	U.S. Army	10/2003 – 10/2010	$0.5 billion	5
GITSS	Department of Veterans Affairs	10/2003 – 10/2013	$3.0 billion	10
COMMITS NexGen	Department of Commerce	02/2005 – 02/2015	$8.0 billion	55
GSA Schedule 70	General Services Administration	06/2002 – 06/2007	Not Specified	>5,000

We believe that these contract vehicles are the preferred method of awarding work by many of our clients because they enable federal government agencies to rapidly obtain services through a streamlined process. Under these GWAC vehicles, task orders can only be awarded to a discrete number of pre-qualified companies. For instance, on the $0.8 billion ceiling TEIS contract, there were awards made to only three contractors in total. Revenue under our prime GWAC and GSA Schedule 70 Task Orders accounted for approximately 48% of our total revenue for the year ended December 31, 2005. We anticipate that this percentage will increase in the future as we have the opportunity to bid on additional tasks under these contract vehicles.

The federal government’s ability to select multiple winners under multiple award contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. Our failure to compete effectively in this procurement environment could reduce our revenue. While the government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so, or that any particular pre-qualified contractor will receive awards under that vehicle.

CONTRACT BACKLOG

We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles.

We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years.

We define unfunded backlog as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded.

Our estimates of funded, unfunded and total backlog as of December 31, 2005 and 2004 are as follows:

As of	Funded backlog	Unfunded backlog	Total backlog
		(in millions)
December 31, 2005	69.7	508.9	578.6
December 31, 2004	61.5	485.3	546.8

There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified or terminated early. Our estimates are based on our experience under such contracts and similar contracts.

BUSINESS DEVELOPMENT

Our business development process is closely aligned with our overall business strategy to accelerate our organic growth while improving our operating margins. We are focused on maximizing the work we perform under our GWAC vehicles, expanding our work with existing clients, expanding our client base and offering new, complementary services. Working closely as a team, our business development and operations personnel assess market activities with the objective of identifying, qualifying and generating capture strategies for contract opportunities consistent with our overall business development focus. Business opportunities are carefully qualified and prioritized based on potential value and win probability. A senior level executive is assigned responsibility for evaluating and capturing each opportunity.

We have centralized and dedicated staff resources for proposal development, pricing, contracts administration, market research and recruiting to support these business development activities. We manage our business development activity with an internally developed, automated sales and opportunity tracking tool. The entire process is defined and quality controlled using our ISO 9001 best practices procedures. All major business development opportunities undergo frequent, disciplined reviews with our senior management. In addition, our CEO, President and COO conduct monthly reviews of all opportunities in our pipeline to validate our business development activities and ensure that resources are allocated to maximize the return on these investments.

COMPETITION

We believe that the major competitive factors in our market are strong client relationships, a record of successful contract performance, a reputation for quality, an experienced management team, employees with a wide-range of technical expertise, security clearances and competitive pricing. We often compete against or team with divisions of large defense and information technology services contractors, including Lockheed Martin Corporation, Northrop Grumman Corporation and Science Applications International Corporation. We also compete against or team with mid-tier federal contractors with specialized capabilities. Some of our competitors have significantly longer operating histories and more substantial resources. We expect competition in the federal government IT services sector to increase in the future.

EMPLOYEES

As of December 31, 2005, we had approximately 1,400 employees, 71% of whom held at least one federal government security clearance and 36% of whom possessed clearance levels of Top Secret or higher. Our employees are located at more than 50 sites worldwide. Over 80% of our staff is located on-site with our clients, allowing us to build long-term relationships. Approximately 71% of our employees have formal degrees, and the majority of our technical staff is professionally certified in one or more of the following areas:

• Microsoft Certified Professional (MCP)	• CompTIA A+ Certification

• Microsoft Certified Systems Engineer (MCSE)	• Sun Certified Systems Administrator

• Microsoft Certified Systems Administrator (MCSA)	• Certified Information Security System Professional (CISSP)
• Cisco Certified Network Associate (CCNA)

• Cisco Certified Network Professional (CCNP)	• Certified INFOSEC Professional

• Cisco Certified Design Professional (CCDP)	• COMSEC Certification

• Cisco Certified Security Professional (CCSP)	• Global Information Assurance Certification

We believe we have a professional environment that encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities and fosters ethical and honest conduct. Only four of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe our salary structures, incentive compensation and benefit packages are competitive within our industry.

CORPORATE INFORMATION

We were incorporated as NCI, Inc. in Delaware in July 2005. In September 2005, we completed a merger and share exchange as a result of which NCI Information Systems, Inc., a Virginia corporation, became a wholly-owned subsidiary. Pursuant to a share exchange agreement, the majority stockholder of NCI Information Systems, Inc. transferred all of his shares of common stock of NCI Information Systems, Inc. to the Company’s wholly-owned subsidiary, NCI Acquisition, LLC, a Virginia limited liability company. The majority stockholder received one share of Class B common stock in exchange for each share he transferred. NCI Information Systems, Inc. then merged with the wholly-owned subsidiary, with NCI Information Systems, Inc. surviving the merger. As a result of this merger, each issued and outstanding share of common stock of NCI Information Systems, Inc., other than the shares transferred to the wholly-owned subsidiary by the majority stockholder, was converted into one share of Class A common stock. In connection with this merger, NCI assumed all of the issued and outstanding options to acquire capital stock of NCI Information Systems, Inc., and these options became exercisable for shares of our Class A common stock.

WEBSITE ACCESS TO SEC REPORTS

Our internet address is www.nciinc.com. Information contained on our internet website is not part of this report. We make available free of charge on our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Alternatively, you may access these reports at the SEC’s internet website: www.sec.gov.

ITEM 1A.	RISK FACTORS.

Risks Related to Our Business

We depend on contracts with the federal government for substantially all of our revenue. If our relationships with federal government agencies are harmed, our revenue and operating profits would decline.

For the year ended December 31, 2005, we derived almost 100% of our revenue from federal government contracts, either as a prime contractor or a subcontractor, including approximately 74% of our revenue from contracts with the Department of Defense and intelligence agencies. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or with the Department of Defense in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with federal government agencies are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could decline materially.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability or loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier federal contractors with specialized capabilities and large defense and IT services providers. We expect competition in our markets to increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through consolidation. These competitors may have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we do. These competitors could, among other things:

•	divert sales from us by winning very large-scale government contracts, a risk that is enhanced by the recent trend in government procurement practices to bundle services into larger contracts;

•	force us to charge lower prices; or

•	adversely affect our relationships with current clients, including our ability to continue to win competitively awarded engagements in which we are the incumbent.

If we lose business to our competitors or are forced to lower our prices, our revenue and our operating profits could decline. In addition, we may face competition from our subcontractors who, from time-to-time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us. If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it could divert sales from us and could force us to charge lower prices, which could cause our margins to suffer.

Our quarterly operating results may fluctuate significantly as a result of factors outside of our control, which could cause the market price of our common stock to decline.

We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others such as:

•	fluctuations in revenue recognized on contracts;

•	variability in demand for our services and solutions;

•	commencement, completion or termination of contracts during any particular quarter;

•	timing of award or performance incentive fee notices;

•	timing of significant bid and proposal costs;

•	variable purchasing patterns under the GSA Schedule 70 Contracts, government wide acquisition contracts (GWACs), blanket purchase agreements and other Indefinite Delivery/Indefinite Quantity (ID/IQ) contracts;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	strategic investments, or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	seasonal fluctuations in our staff utilization rates; and

•	federal government shutdowns or temporary facility closings.

Reductions in revenue in a particular quarter could lead to lower profitability in that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts expire, are terminated or are not renewed.

In addition, payments due to us from federal government agencies may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The federal government’s fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our clients may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of that year or the first quarter of the subsequent year. The federal government’s fiscal year end can also trigger increased purchase requests from clients for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our third or fourth quarter revenue, but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.

We cannot guarantee that our estimated contract backlog will result in actual revenue.

As of December 31, 2005, our estimated contract backlog totaled approximately $579 million, of which approximately $70 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified or terminated early. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

If we fail to attract and retain skilled employees or employees with the necessary security clearances, we might not be able to perform under our contracts or win new business.

The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced information technology skills. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be limited. In a tight labor market, our direct labor costs could increase or we may be required to engage large numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to staff an engagement with personnel that the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract and we may lose revenue.

In addition, certain federal government contracts require us, and some of our employees, to maintain security clearances. If our employees lose or are unable to obtain security clearances, or if we are unable to hire employees with the appropriate security clearances, the client may terminate the contract or decide not to renew it upon its expiration. As a result, we may not derive the revenue anticipated from the contract, which, if not replaced with revenue from other contracts, could seriously harm our operating results.

The loss of any member of our senior management could impair our relationships with federal government clients and disrupt the management of our business.

We believe that the success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with federal government personnel contribute to our ability to maintain strong client relationships and to identify new business opportunities. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good client relations and to otherwise manage our business.

If we are unable to manage our growth, our business could be adversely affected.

Sustaining our growth has placed significant demands on our management, as well as on our administrative, operational and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our clients. We estimate that revenue derived from work performed by our subcontractors represented approximately 15% of our revenue for the year ended December 31, 2005. As we secure more work under our GWAC vehicles, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. Depending on labor market conditions, we may not be able to identify, hire and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. Moreover, even in favorable labor market conditions, we anticipate entering into more subcontracts in the future as we expand our work under our GWACs. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate federal government contracting policies, laws or regulations, our ability to perform our obligations as a prime contractor or meet our clients’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a client terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of reprocurement, could damage our reputation and could hurt our ability to compete for future contracts.

If we experience systems or service failure, our reputation could be harmed and our clients could assert claims against us for damages or refunds.

We create, implement and maintain IT solutions that are often critical to our clients’ operations. We have experienced, and may in the future experience, some systems and service failures, schedule or delivery delays and other problems in connection with our work. If we experience these problems, we may:

•	lose revenue due to adverse client reaction;

•	be required to provide additional services to a client at no charge;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain clients; and

•	suffer claims for substantial damages.

In addition to any costs resulting from product or service warranties, contract performance or required corrective action, these failures may result in increased costs or loss of revenue if clients postpone subsequently scheduled work or cancel, or fail to renew, contracts.

While many of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our clients, we cannot assure you that these contractual provisions will be legally sufficient to protect us if we are sued.

In addition, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. As we continue to grow and expand our business into new areas, our insurance coverage may not be adequate. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and may harm our reputation.

Security breaches in sensitive federal government systems could result in the loss of clients and negative publicity.

Many of the systems we develop, install and maintain involve managing and protecting information involved in intelligence, national security and other sensitive or classified federal government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation and prevent us from being eligible for further work on sensitive or classified systems for federal government clients. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenue.

Our employees may engage in misconduct or other improper activities, which could cause us to lose contracts.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation and could result in a loss of contracts and a reduction in revenues. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues.

We may not be successful in identifying acquisition candidates and if we undertake acquisitions, they could increase our costs or liabilities and impair our revenue and operating results.

One of our strategies is to pursue growth through acquisitions. We have limited experience with acquisitions, having completed only one significant acquisition since our inception. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or finance the acquisition on terms that are satisfactory to us. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership.

If we are unable to successfully integrate companies we may acquire in the future, our revenue and operating results could suffer. The integration of such businesses into our operations may result in unforeseen operating difficulties (including incompatible accounting and information management systems), may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. These difficulties of integration may require us to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds and reconcile different corporate cultures. In certain acquisitions, federal acquisition regulations may require us to enter into government novation agreements, a potentially time-consuming process. In addition, we may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to clients of acquired companies to increase our revenue. We may experience increased attrition, including, but not limited to, key employees of the acquired companies, during and following the integration of acquired companies that could reduce our future revenue. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the federal government or other clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.

We may be harmed by intellectual property infringement claims and our failure to protect our intellectual property could enable competitors to market products and services with similar features.

We may become subject to claims from our employees or third parties who assert that software and other forms of intellectual property that we use in delivering services and solutions to our clients infringe upon intellectual property rights of such employees or third parties. Our employees develop much of the software and other forms of intellectual property that we use to provide our services and solutions to our clients, but we also license technology from other vendors. If our employees, vendors, or other third parties assert claims that we or our clients are infringing on their intellectual property rights, we could incur substantial costs to defend those claims. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	cease selling or using products or services that incorporate the challenged software or technology;

•	obtain a license or additional licenses from our employees, vendors, or other third parties; or

•	redesign our products and services that rely on the challenged software or technology.

In addition, if we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others, including our employees, may circumvent the trade secrets and other intellectual property that we own. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources, with no assurance of success.

Risks Related to Our Industry

Our revenue and operating profits could be adversely affected by significant changes in the contracting or fiscal policies of the federal government.

We depend on continued federal government expenditures on intelligence, defense and other programs that we support. Accordingly, changes in federal government contracting policies could directly affect our financial performance. In addition, a change in presidential administrations, congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases IT services. The overall U.S. defense budget declined from time-to-time in the late 1980s and the early 1990s. While spending authorizations for intelligence and defense-related programs by the federal government have increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Among the factors that could materially adversely affect us are:

•	budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	changes in federal government programs or requirements, including the increased use of small business providers;

•	curtailment of the federal government’s use of professional services providers;

•	the adoption of new laws or regulations;

•	federal governmental shutdowns (such as that which occurred during the federal government’s 1996 fiscal year) and other potential delays in the government appropriations process;

•	delays in the payment of our invoices by federal government payment offices due to problems with, or upgrades to, federal government information systems, or for other reasons;

•	competition and consolidation in the IT industry; and

•	general economic conditions.

These or other factors could cause federal governmental agencies, or prime contractors for which we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts, any of which could cause our revenue and operating profits to decline.

Our federal government contracts may be terminated by the federal government at any time, and if we do not replace them, our revenue and operating profits may be adversely affected.

We derive most of our revenue from federal government contracts that typically span one or more base years and one or more option years. The option periods may cover more than half of a contract’s potential duration. Federal government agencies have the right not to exercise these option periods. In addition, our contracts also contain provisions permitting a federal government client to terminate the contract on short notice and for its convenience, as well as for our default. A decision by a federal government agency not to exercise option periods or to terminate contracts could result in a reduction of our profitability on these contracts and significant revenue shortfalls.

If the federal government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses and profit on work completed prior to the termination. We cannot recover anticipated profit on terminated work. If the federal government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the federal government in procuring undelivered items and services from another source.

Federal government contracts contain other provisions that may be unfavorable to us.

Federal government contracts contain provisions and are subject to laws and regulations that give the federal government rights and remedies not typically found in commercial contracts. These allow the federal government to terminate a contract for convenience or decline to exercise an option to renew. They also permit the federal government to do the following:

•	reduce or modify contracts or subcontracts;

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;

•	claim rights in products and systems produced by us; and

•	suspend or debar us from doing business with the federal government.

If the federal government exercises its rights under any of these provisions, our revenues and operating profits could decline.

Many of our federal government clients spend their procurement budgets through multiple award contracts under which we are required to compete for post-award orders or for which we may not be eligible to compete and could limit our ability to win new contracts and grow revenue.

Budgetary pressures and reforms in the procurement process have caused many federal government clients to increasingly purchase goods and services through ID/IQ contracts, the GSA Schedule 70 Contracts and other multiple award and/or GWAC vehicles. These contract vehicles have resulted in increased competition and pricing pressure, requiring us to make sustained post-award efforts to realize revenue under the relevant contract vehicle. The federal government’s ability to select multiple winners under multiple award schedule contracts, GWACs, blanket purchase agreements and other ID/IQ contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. We are only eligible to compete for work (task orders and delivery orders) as a prime contractor pursuant to GWACs already awarded to us. Our failure to compete effectively in this procurement environment could reduce our revenue. If the federal government elects to use a contract vehicle that we do not hold we will not be able to compete as a prime contractor.

Each of our contract types involves the risk that we could underestimate our costs and incur losses.

We enter into three types of federal government contracts for our services: time-and-materials, cost-plus and fixed-price. For the year ended December 31, 2005, we derived approximately 54%, 28% and 18% of our revenue from time-and-materials, cost-plus and fixed-price contracts, respectively. If we acquire other businesses, our contract mix may change.

Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of performance, which may result in a reduced profit or a loss on the contract for us. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume minimal financial risk on time-and-materials contracts because we only assume the risk of performing those contracts at negotiated hourly rates. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to time-and-materials and cost-plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns. Because we assume the most risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase our risk of suffering losses.

Our profits could be adversely affected if our costs under any of these contracts exceed the assumptions we used in bidding for the contract.

Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

We must comply with and are affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our clients and may impose added costs on us. Among the most significant laws and regulations are:

•	the Federal Acquisition Regulations, and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration and performance of federal government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based federal government contracts; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

Moreover, we are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, our federal government clients could terminate or decide not to renew our contracts, and our ability to obtain new contracts could be impaired.

We derive significant revenue from contracts awarded through a competitive procurement process, which may require significant upfront bid and proposal costs that could negatively affect our operating results.

We derive significant revenue from federal government contracts that are awarded through a competitive procurement process. We expect that most of the federal government business we seek in the foreseeable future will be awarded through competitive processes. Competitive procurements impose substantial costs and present a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us and could reduce our profitability; and

•	the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction or modification of the awarded contract, which could result in increased cost and reduced profitability.

In addition, most federal government contract awards are subject to protest by competitors. If specified legal requirements are satisfied, these protests require the federal government agency to suspend the contractor’s performance of the newly awarded contract pending the outcome of the protest. These protests could also result in a requirement to resubmit bids for the contract or in the termination, reduction or modification of the awarded contract.

Unfavorable federal government audit results could subject us to a variety of penalties and sanctions, and could harm our reputation and relationships with our clients and impair our ability to win new contracts.

The federal government, including the Defense Contract Audit Agency (DCAA), audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations and standards. The DCAA reviews a contractor’s internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems, and the contractor’s compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and profit.

If a federal government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with federal government agencies were impaired, or if the federal government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.

Other Risks Related to Our Stock

A public market for our Class A common stock has existed only for a limited period of time, and our stock price is volatile and could decline.

Prior to October 24, 2005, there was no public market for our Class A common stock. An active trading market for our Class A common stock may not be sustained, which could affect your ability to sell your shares and could depress the market price of your shares.

The stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies;

•	changes in our revenue or earnings estimates;

•	changes in recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	speculation in the press or investment community;

•	terrorist acts; and

•	general market conditions, including economic factors unrelated to our performance.

In the past, securities class action litigation has, at times, been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources.

Mr. Narang, our founder, Chairman and CEO, controls the Company, and his interests may not be aligned with yours.

As of December 31, 2005, Mr. Narang, our founder, Chairman and CEO, through his beneficial ownership of our Class B common stock and 478,946 shares of our Class A common stock, owns or controls 91% of the combined voting power and 51% of the outstanding shares of the common stock. Accordingly, Mr. Narang will control the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.

A substantial number of shares of our common stock will be eligible for sale by Mr. Narang and other stockholders beginning April 24, 2006, which could cause our common stock price to decline significantly.

As of March 15, 2006, we have 13,327,760 outstanding shares of Class A common stock and Class B common stock. Of these shares, 5,929,763 shares are freely tradable. Approximately 7,397,997 additional shares of Class A common stock will be available for sale in the public market on April 24, 2006 following the expiration of lock-up agreements entered into by Mr. Narang and our executive officers and directors, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

ITEM 2. PROPERTIES.

We lease office facilities used in our business. Our executive offices and principal operations are located at 11730 Plaza America Drive, Reston, Virginia, where we occupy space under a lease that expires in 2013. We also lease space located in Alabama, Arizona, Colorado, Florida, Georgia, Illinois, Maryland, Ohio, Tennessee and Virginia. We have multiple high-level Sensitive Compartmented Information Facilities (SCIFs). The majority of our employees are located in facilities provided by the federal government. We do not currently own any real estate used in the performance of ongoing contracts and maintain flexibility in facility occupancy through termination and subleasing options concurrent with contract terms in many of our leases. We currently own one condominium, have a long-term rental agreement on one apartment and from time-to-time may rent other apartments that are used by our executive officers and proposal teams who are traveling for an extended period and where we believe it is cost-effective to do so. We believe our facilities meet our current needs and that additional facilities will be available as we expand in the future.

ITEM 3. LEGAL PROCEEDINGS.

From time-to-time, we are involved in legal proceedings arising in the ordinary course of business. At this time, the probability is remote that the outcome of any litigation pending will have a material adverse effect on our financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since October 24, 2005, our Class A common stock has been quoted on the NASDAQ National Market under the symbol “NCIT”. Prior to October 24, 2005, our Class A common stock was not publicly traded. The following table sets forth, for the periods indicated, the high and low prices of our shares of common stock, as reported on the NASDAQ National Market.

Year ended December 31, 2005	High	Low
Fourth Quarter (since October 24, 2005)	$14.61	$10.30

There is no established public market for our Class B common stock.

As of March 15, 2006, there were five holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees. As of March 15, 2006, the closing price of our Class A common stock was $14.90.

Dividend Policy

We currently intend to retain all future earnings, if any, for use in the operation, development and expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on then-existing conditions, business prospects and any other factors our board of directors deems relevant. Our existing credit facility prohibits us from paying a dividend if, after it is paid, we will be in default under our credit agreement. In addition, the terms of any future credit agreement may prevent us from paying any dividends or making any distributions or payments with respect to our capital stock.

All of our assets consist of the stock of our subsidiary. We will need to rely upon dividends and other payments from our subsidiary to generate the funds necessary to make dividend payments, if any, on our Class A common stock. However, our subsidiary is legally distinct from us and has no obligation to pay amounts to us. The ability of our subsidiary to make dividend and other payments to us is subject to, among other things, the availability of funds, the terms of our subsidiary’s indebtedness and applicable state laws.

Use of Proceeds

On October 20, 2005, a registration statement (Registration No. 333-127006) relating to our initial public offering of our Class A common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered 5,150,000 shares of our Class A common stock, and another 772,500 shares subject to the underwriters’ over-allotment option. All 5,922,500 shares of Class A common stock registered under the registration statement, including the 772,500 shares covered by the over-allotment option, were sold at a price to the public of $10.50 per share. 5,572,500 shares were sold by us, including the 772,500 shares covered by the over-allotment option, and 350,000 shares were sold by the selling stockholders identified in the registration statement. The offering closed on October 26, 2005. The managing underwriters were Legg Mason Wood Walker, Incorporated, Raymond James & Associates, Inc., Robert W. Baird & Co, and Stephens Inc. The offering did not terminate until after the sale of all of the shares registered on the registration statement. The aggregate gross proceeds from the shares of Class A common stock sold by us were $58,511,250. The aggregate net proceeds to us from the offering were approximately $51,587,670, after deducting an aggregate of $4,353,038 in underwriting discounts and commissions paid to the underwriters and an estimated $2,570,542 million in other expenses incurred in connection with the offering.

Between the date of the offering through December 31, 2005, we used the net proceeds of the offering to pay down all of our bank debt. No payments were made from proceeds to our directors, officers, general partners or their associates, persons owning 10% or more of our equity securities, or our affiliates or to any other persons either directly or indirectly, other than amounts paid as distributions to our S corporation stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

The tables below set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2005. We derived the selected consolidated financial data from our audited consolidated financial statements. Prospective investors should read this selected financial data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$119,100	$138,165	$136,421	$171,253	$191,319
Operating costs and expenses:
Cost of revenue (1)	100,017	115,728	113,521	144,146	162,990
General and administrative expenses (2)	9,632	12,166	14,524	16,363	14,411
Depreciation and amortization	1,296	1,600	1,576	1,741	1,636
Amortization of intangible assets	189	20	16	1,252	1,053

Total operating costs and expenses	111,134	129,514	129,637	163,502	180,090

Operating income	7,966	8,651	6,784	7,751	11,229

Interest income	270	21	15	26	125
Interest expense	(1,551)	(826)	(439)	(1,373)	(1,464)

Income before income taxes	6,685	7,846	6,360	6,404	9,890
Provision for income taxes (3)	302	242	262	276	(2,425)

Net income	$6,383	$7,604	$6,098	$6,128	$12,315

Earnings per share:
Basic		$1.12	$0.90	$0.90	$1.53
Diluted		$1.03	$0.83	$0.82	$1.41
Weighted average shares:
Basic		6,779	6,779	6,779	8,070
Diluted		7,350	7,347	7,443	8,730
Unaudited pro forma net income:
Income before taxes		$7,846	$6,360	$6,404	$9,889
Pro forma provision for income taxes (3)		3,044	2,448	2,595	3,845

Pro forma net income		$4,802	$3,912	$3,809	$6,044

Pro forma earnings per share:
Basic		$0.71	$0.58	$0.56	$0.75
Diluted		$0.67	$0.55	$0.53	$0.71
Pro forma weighted average shares:
Basic		6,779	6,779	6,779	8,070
Diluted		7,140	7,143	7,158	8,473

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$744	$316	$1,340	$40	$12,323
Net working capital	3,189	6,539	2,492	4,653	36,089
Total assets	41,834	36,681	61,992	64,170	90,021
Total debt, including current portion	16,565	12,129	29,343	24,503	480
Total stockholders’ equity	10,354	9,877	12,216	16,043	57,171

(1)	Cost of revenue includes stock-based compensation expense of approximately $0, $0, $175,000, $116,000 and ($7,000) for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.
(2)	General and administrative expenses include stock-based compensation expense of approximately $0, $0, $113,000, $1.1 million, and $1.6 million for the years ended December 31, 2001, 2002, 2003, 2004 and 2005, respectively.
(3)	For all periods prior to October 19, 2005, the Company was treated for tax purposes as an S corporation. The tax provision shown for those periods reflect the taxes associated with various states that do not recognize the S corporation tax status. The 2005 Provision for income taxes benefit reflects the transition from an S to a C corporation and the tax benefit associated with the initial booking of our net deferred tax assets, offset by the provisional taxes associated with the period the Company was a C corporation. For comparative purposes, we have included a pro forma provision for income taxes assuming we had been taxed as a C corporation in all periods when our S corporation election was in effect.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this Form 10-K.

OVERVIEW

We are a provider of information technology services and solutions to federal government agencies. We focus on designing, implementing, maintaining and upgrading secure IT systems and networks. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our clients in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across four core service offerings:

•	network engineering;

•	information assurance;

•	systems development and integration; and

•	enterprise systems management.

We generate substantially all of our revenue from federal government contracts. We report operating results and financial data as one operating segment. Funding for our contracts and task orders is generally linked to trends in federal government spending by defense, intelligence and federal civilian agencies. The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Year ended December 31,
	2003	2004	2005
Department of Defense and intelligence agencies	61.5%	69.9%	73.7%
Federal civilian agencies	37.8	29.6	25.8
Commercial and state & local entities	0.7	0.5	0.5

Total revenue	100.0%	100.0%	100.0%

We believe that our contract base is well diversified. As of December 31, 2005, we had approximately 80 active contracts and 180 task orders. Our largest engagement is with the U.S. Transportation Command (USTRANSCOM), which has been a client of ours since 1992. This engagement generated approximately 7.9% of our revenue for the year ended December 31, 2005 and approximately 8.6% of our revenue for the year ended December 31, 2004. In June 2004, USTRANSCOM awarded us two new seven-year task orders, with a total value of approximately $117 million. The value of the task orders has subsequently been increased to $130 million, assuming all options are exercised, which the government is not obligated to do. Each of the USTRANSCOM task orders has a four-month base period and seven option periods. The first six option periods are one-year each, and the seventh option period is eight months, for a total of seven years. Each option period has been priced and has a value associated with it. As of October 1, 2005, USTRANSCOM has exercised the first two options on each of these task orders for a total value of $41 million.

As of December 31, 2005, our total contract backlog was approximately $579 million of which approximately $70 million was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded.

We intend to expand our revenue by pursuing opportunities under our GWAC vehicles. As we secure more work under these vehicles, we expect to hire additional employees and to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. Depending on labor market conditions, we may not be able to identify, hire and retain a sufficient number of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. Moreover, even in favorable labor market conditions, we anticipate entering into more subcontracts in the future as we expand our work under our GWACs. The additional use of subcontractors may increase our risk of non-performance under our GWACs because we will not exercise control over such subcontractors’ day to day operations. A material failure by a subcontractor on a particular engagement could impact our client relationships, making it more difficult for us to win additional task orders from that client, as well as other potential clients. Further, as we grow our business, we expect the possibility of technical failures and lawsuits against us for intellectual property infringement to increase.

We do not expect the effects of these trends to have a material impact on the results of our operations, working capital requirements or liquidity.

On December 23, 2003, we acquired Scientific & Engineering Solutions, Inc. (SES), a provider of information assurance, software engineering and knowledge and enterprise management solutions to agencies within the intelligence community. The acquisition of SES strengthened our presence in the intelligence sector, enabling us to bid and win larger contracts with new and existing clients. The total consideration paid, including closing indebtedness and acquisition costs, was $22.3 million, of which a total of $2.9 million was paid during 2004 and 2005 as a result of certain contract transfers. The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition.

Our federal government contracts are subject to audits by the Defense Contract Audit Agency (DCAA). Our DCAA audits have been completed through 2002. We do not anticipate any material impact to our financial results with respect to periods in which audits have not been completed.

Revenue

Substantially all of our revenue is derived from services and solutions provided to the federal government, primarily by our employees and, to a lesser extent, our subcontractors. In some cases, our revenue includes third-party hardware and software that we purchase and integrate as a part of our overall solutions. The level of hardware and software purchases we make for clients may vary from period to period depending on specific contract and client requirements. Since we earn higher profits from labor services that our employees provide compared with subcontracted efforts and other reimbursable items such as hardware and software purchases for clients, we seek to optimize our labor services on all of our engagements.

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

	Year ended December 31,
	2003	2004	2005
Time-and-materials	59.2%	58.8%	54.2%
Cost-plus	28.5	28.4	27.8
Fixed-price	12.3	12.8	18.0

Total revenue	100.0%	100.0%	100.0%

Time-and-materials contracts. Under time-and-materials contracts, we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs and out-of-pocket expenses. Our actual labor costs may vary from the negotiated hourly rates if, in a constricted labor market, we need to hire additional employees at higher wages or increase the compensation paid to existing employees, or in a weak labor market, we are able to hire employees at lower than expected rates. To date, we have not experienced any material variations in the negotiated hourly rates on our time-and-material contracts and our actual labor costs in connection with those contracts. To the extent that our actual labor costs under a time-and-materials contract vary significantly from the negotiated hourly rates, we can generate more or less than the targeted amount of profit.

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

Operating Expenses

Cost of Revenue

Cost of revenue primarily includes direct costs incurred to provide our services and solutions to clients. The most significant portion of these costs is salaries and wages, plus associated fringe benefits including stock-based compensation, of our employees directly serving clients, in addition to the related management, facilities and infrastructure costs. Cost of revenue also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase and provide to the client as part of an integrated solution, and any other related direct costs, such as travel expenses. Since we earn higher profits on our own labor services, we expect the ratio of cost of revenue as a percent of revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for clients increase relative to our own labor services, we expect the ratio of cost of revenue as a percent of revenue to increase. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins. In addition, as we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted labor and the potential for more third-party hardware and software purchases. While these factors could lead to a higher ratio of cost of revenue as a percent of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base and have a favorable return on invested capital.

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

Provision for Income Taxes

Prior to October 20, 2005, we were treated for tax purposes as an S corporation. Under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level. As a result, we were not required to record a provision for federal income taxes. However, we have recorded a provision for state income taxes for those states that do not recognize the S corporation status. The provision for income taxes for the year ended December 31, 2005 reflects the tax benefit associated with the initial booking of net deferred tax assets as a result of the conversion from an S to a C corporation, offset by the tax provision for the period we were a C corporation. For the years ended December 31, 2003, 2004, and 2005, after giving effect to the revocation of our S corporation status, we estimate our effective income tax rate would have been approximately 38.5%, 40.5% and 38.9% for the years ended 2003, 2004 and 2005, respectively.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2003	2004	2005
Revenue	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	83.2	84.2	85.2
General and administrative expenses	10.6	9.6	7.5
Depreciation and amortization	1.2	1.0	0.9
Amortization of intangible assets	0.0	0.7	0.5

Total operating costs and expenses	95.0	95.5	94.1

Operating income	5.0	4.5	5.9

Interest income	0.0	0.0	0.1
Interest expense	(0.3)	(0.8)	(0.8)

Income before taxes	4.7	3.7	5.2
Provision for income taxes (1)	0.2	0.1	(1.2)

Net income	4.5%	3.6%	6.4%

(1)	For all periods prior to October 20, 2005, the Company was treated for tax purposes as an S corporation. The tax provision shown for those periods reflect the taxes associated with various states that do not recognize the S corporation tax status. The 2005 Provision for income taxes benefit reflects the transition from an S to a C corporation and the tax benefit associated with the initial booking of our net deferred tax assets, offset by the provisional taxes associated with the period the Company was a C corporation. See Provision for Income Taxes above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue: Revenue for the year ended December 31, 2005 was $191.3 million, compared to $171.3 million for the year ended December 31, 2004, representing an increase of $20.0 million, or 11.7%. The increase in revenue was primarily due to new contract awards and growth on existing contracts. New contract awards consist of numerous new task order awards under our ITES and NETCENTS contracts and a new contract with the intelligence community. The additional revenue on these and other contracts was partially offset by a decrease in revenue of approximately $7.5 million from expired contracts or funding reductions under existing contracts.

Cost of revenue: Cost of revenue for the year ended December 31, 2005 was $163.0 million, or 85.2% of revenue, compared to $144.1 million, or 84.2%, for the year ended December 31, 2004. The increase was due to approximately $2.5 million in additional labor and related overhead costs and approximately $15.9 million in additional subcontractor, equipment, and other direct costs. The increase in cost of revenue as a percent of revenue was primarily due to the increased use of subcontractors and increased levels of hardware and equipment acquired on behalf of our clients.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2005 were $14.4 million, or 7.5% of revenue, compared to $16.4 million, or 9.6%, for the year ended December 31, 2004. The decrease in general and administrative expenses was primarily due to reductions of general and administrative costs associated with SES after the completion of the integration of corporate functions. Stock option compensation expense was $1.6 million for the year ended December 31, 2005, compared to $1.1 million for the year ended December 2004. General and administrative expenses as a percent of revenue declined as we leveraged our corporate infrastructure expenses over a larger revenue base as well as lower overall general and administrative expenses.

Depreciation and amortization: Depreciation and amortization for the year ended December 31, 2005 was $1.6 million, compared to $1.7 million for the year ended December 31, 2004. The decrease in depreciation and amortization was due primarily to the decreasing technology costs associated with our technology refresh program. We update our computer technology every 36 to 42 months, and the cost of the new assets, and the associated monthly depreciation charge, is less than the asset it is replacing.

Amortization of intangible assets: Amortization of intangible assets for the year ended December 31, 2005 was $1.1 million, compared to $1.3 for the year ended December 31, 2004. The decrease was the result of decreasing amortization associated with the contracts and client relationships intangible asset recorded in connection with the acquisition of SES.

Operating income: For the year ended December 31, 2005, operating income was $11.2 million, or 5.9% of revenue, compared to $7.8 million, or 4.5% for the year ended December 31, 2004. Operating income, as a percent of revenue, increased primarily due to a decrease in general and administrative expenses and amortization of intangible assets, which was partially offset by an increase in cost of revenue as a percent of revenue.

Interest expense: For the year ended December 31, 2005, interest expense was $1.5 million, compared to $1.4 million for the year ended December 31, 2004. The increase in interest expense was primarily due to rising interest rates.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue: Revenue for the year ended December 31, 2004 was $171.3 million, compared to $136.4 million for the year ended December 31, 2003, representing an increase of $34.9 million, or 25.6%. The increase in revenue was primarily due to approximately $22.4 million which we assumed as a result of the 2003 SES acquisition, $9.8 million in new contract awards and $18.5 million in contract growth under existing contracts and task orders. New contract awards included the U.S. Army’s PEO STRI contract, various task orders under the U.S. Army’s ITES GWAC and an award for the U.S. Air Force’s Aircraft Maintenance Intuitive Troubleshooting (AMIT) program. The additional revenue on these and other contracts was partially offset by a decrease in revenue of approximately $7.3 million from expired contracts and $9.7 million funding reductions under existing contracts.

Cost of revenue: Cost of revenue for the year ended December 31, 2004 was $144.0 million, or 84.2% of revenue, compared to $113.5 million, or 83.2%, for the year ended December 31, 2003. The increase was due to approximately $19.6 million in additional labor and related overhead costs and approximately $11.1 million in additional subcontract costs. The increase in cost of revenue as a percent of revenue was primarily due to the increased use of subcontractors and increased levels of hardware and equipment acquired on behalf of our clients.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2004 were $16.4 million, or 9.6% of revenue, compared to $14.5 million, or 10.6%, for the year ended December 31, 2003. The increase in general and administrative expenses was due to approximately $0.7 million for the addition of senior executives to support corporate growth and approximately $3.0 million for the full-year inclusion of general and administrative functions associated with SES. In addition, general and administrative expenses increased due to $0.9 million in stock compensation expense resulting from the issuance of non-qualified stock options to senior executives. These increases were offset, in part, by a reduction and reallocation of approximately $2.8 million due to reorganization of our business development efforts. General and administrative expenses as a percent of revenue declined as we leveraged our corporate infrastructure expenses over a larger revenue base.

Depreciation and amortization: Depreciation and amortization for the year ended December 31, 2004 was $1.7 million, compared to $1.6 million for the year ended December 31, 2003. The increase in depreciation and amortization was primarily due to increased amortization of leasehold improvements.

Amortization of intangible assets: Amortization of intangible assets for the year ended December 31, 2004 was $1.3 million, compared to $16,000 for the year ended December 31, 2003. The increase was the result of the full-year amortization of intangible assets recorded in connection with the acquisition of SES.

Operating income: For the year ended December 31, 2004, operating income was $7.8 million, or 4.5% of revenue, compared to $6.8 million, or 5.0%, for the year ended December 31, 2003. Operating income, as a percent of revenue, decreased primarily due to an increase in cost of revenue, amortization of intangible assets and stock compensation expense, which was partially offset by a decrease in general and administrative expenses as a percent of revenue.

Interest expense: For the year ended December 31, 2004, interest expense was $1.4 million, compared to $0.4 million for the year ended December 31, 2003. The increase in interest expense was due to increased borrowing under our line of credit, a new term note used to finance the acquisition of SES and rising interest rates.

Supplemental Quarterly Information

Our results of operations, particularly our revenue, operating income and cash flow may vary significantly from quarter to quarter depending on a number of factors, including the progress of contract performance, the number of billable days in a quarter, vacation days, the timing of client orders, timing of award fee notices, changes in the scope of contracts, billing of other direct and subcontract costs, the commencement and completion of contracts we have been awarded and general economic conditions. Because a significant portion of our expenses, such as personnel and facilities costs, are fixed in the short term, successful contract performance and variation in the volume of activity, as well as in the number of contracts or task orders commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

The federal government’s fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our clients may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of that year or the first quarter of the subsequent year. The federal government’s fiscal year end can also trigger increased purchase requests from clients for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our third or fourth quarter revenue, but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.

As a result of the above factors, period-to-period comparisons of our revenue and operating results may not be meaningful. Investors should not rely on these comparisons as indicators of future performance as no assurances can be given that quarterly results will not fluctuate, causing a material adverse effect on our operating results and financial condition. The following table sets forth quarterly unaudited consolidated financial data for the fiscal quarters of 2004 and 2005, expressed in dollars and as a percentage of total revenues for the respective periods.

	For the quarter ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(in thousands)
Statement of Operations Data:

Revenue	$40,843	$40,384	$44,261	$45,765	$46,372	$47,503	$50,081	$47,363
Operating costs and expenses:
Cost of revenue	34,289	33,940	37,536	38,380	39,567	40,104	43,038	40,281
General and administrative expenses (1)	4,132	3,904	3,939	4,387	3,622	3,617	3,053	4,119
Depreciation and amortization	449	437	435	420	398	403	418	417
Amortization of intangible assets	309	307	320	316	272	267	261	253

Total operating costs and expenses	39,179	38,588	42,230	43,503	43,859	44,391	46,770	45,070

Operating income	1,664	1,796	2,031	2,262	2,513	3,112	3,311	2,293

Interest income	2	4	8	13	8	18	29	70
Interest expense	(401)	(320)	(364)	(288)	(352)	(416)	(491)	(205)

Income before income taxes	1,265	1,480	1,675	1,987	2,169	2,714	2,849	2,158
Provision for income taxes (2)	55	64	72	86	102	118	129	(2,774)

Net income	$1,210	$1,416	$1,603	$1,901	$2,067	$2,596	$2,720	$4,932

Pro forma earnings per share (3)
Basic	$0.11	$0.13	$0.15	$0.17	$0.20	$0.24	$0.26	$0.11
Diluted	$0.11	$0.12	$0.14	$0.16	$0.18	$0.23	$0.24	$0.11

	For the quarter ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
As a Percentage of Revenue:

Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	84.0	84.0	84.8	83.9	85.4	84.5	86.0	85.1
General and administrative expenses (1)	10.1	9.7	8.9	9.6	7.8	7.6	6.1	8.7
Depreciation and amortization	1.1	1.1	1.0	0.9	0.9	0.8	0.8	0.9
Amortization of intangible assets	0.8	0.8	0.7	0.7	0.6	0.6	0.5	0.5

Total operating costs and expenses	96.0	95.6	95.4	95.1	94.7	93.5	93.4	95.2

Operating income	4.0	4.4	4.6	4.9	5.3	6.5	6.6	4.8

Interest income	0.0	0.0	0.0	0.0	0.0	0.0	0.1	0.1
Interest expense	(1.0)	(0.8)	(0.8)	(0.6)	(0.8)	(0.9)	(1.0)	(0.3)

Income before income taxes	3.0	3.6	3.8	4.3	4.5	5.6	5.7	4.6
Provision for income taxes (2)	0.1	0.2	0.2	0.1	0.2	0.2	0.3	(5.8)

Net income	2.9%	3.4%	3.6%	4.2%	4.3%	5.4%	5.4%	10.4%

(1)	General and administrative expenses for the quarter ended December 31, 2005, includes accelerated stock option compensation expense of $0.9 million due to accelerated vesting on certain options as a result of the initial public offering.
(2)	For all periods prior to October 20, 2005, the Company was treated for tax purposes as an S corporation. The tax provision shown for those periods reflect the taxes associated with various states that do not recognize the S corporation tax status. The fourth quarter 2005 Provision for income taxes benefit reflects the transition from an S to a C corporation and the tax benefit associated with the initial booking of our net deferred tax assets, offset by the provisional taxes associated with the period the Company was a C corporation. See Provision for Income Taxes above.
(3)	Pro forma earnings per share is based on pro forma net income assuming we had been taxed as a C corporation in all periods when our S corporation election was in effect.

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. In 2005, we conducted approximately 54.2% of our business under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also in 2005, we conducted approximately 27.8% of our business under cost-plus contracts, which automatically adjust for changes in cost. We conducted the remaining 18.0% of our business under fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investing in capital expenditures and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. We expect the combination of current cash on hand, cash flow from operations and the available borrowing capacity on our credit facility to continue to meet our normal working capital and capital expenditure requirements for at least the next twelve months. As part of our growth strategy, we may pursue acquisitions that could require us to raise additional external capital.

Cash and net working capital: The following table sets forth our cash and net working capital (current assets less current liabilities) balances as of December 31, 2004 and 2005.

	As of December 31,
	2004	2005
	(in thousands)
Cash and cash equivalents	$40	$12,323
Net working capital	4,653	36,089

We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. We maintain minimal cash balances and have substantially all available cash credited against our borrowings under our line of credit. If all borrowings have been paid down, we invest excess cash in high quality investments which preserve principal, provide liquidity, and minimize investment risk. Net working capital increased by $31.4 million for the year ended December 31, 2005 as compared to an increase by $2.2 million for the year ended December 31, 2004. The increase for the year ended December 31, 2005 was primarily due to a $12.3 million increase in cash, an $8.1 million increase in accounts receivable, a $4.6 million increase in net current deferred tax assets and a $15.2 million decrease in the line of credit and current portion of notes payable, offset by a $5.9 million increase in distribution payable, a $1.8 million increase in accounts payable and a $1.0 million increase in accrued salaries and benefits. The significant increase in cash and pay down of all outstanding bank borrowing is the result of proceeds from the initial public offering.

Cash flow: The following table sets forth our sources and uses of cash for the years ended December 31, 2003, 2004 and 2005.

	Year ended December 31,
	2003	2004	2005
	(in thousands)
Net cash provided by operating activities	$12,353	$9,232	$8,902
Net cash used in investing activities	(24,419)	(1,804)	(3,181)
Net cash provided by (used in) financing activities	13,090	(8,728)	6,562

Net increase (decrease) in cash	$1,024	$(1,300)	$12,283

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. Improving our invoicing and collection procedures remains a top priority in order to increase cash flow from operations. The $0.3 million decrease in cash provided by operating activities for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to an $8.1 million increase in accounts receivable, offset by increased profitability of $6.2 million for the year. The $3.1 million decrease in net cash provided by operating activities for the year ended December 31, 2004 was caused primarily by a $5.3 million increase in accounts receivable compared to a $3.7 million decrease in accounts receivable for the year ended December 31, 2003. This increase was caused by growth in our business, yet reflects our improved invoicing and collection efforts. The increase in accounts receivable was partially offset by an increase of $0.9 million in stock compensation expense related to the issuance of non-qualified stock options to senior executives in 2004.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. Our increase in cash used in investing activities for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to increased capital expenditures, primarily related to the build-out of a new SCIF at one of our locations, and the final SES acquisition payment. The $2.2 million in cash used for investing activities for the year ended December 31, 2004 was primarily due to $1.0 million in capital expenditures and $1.2 million in additional payments related to the SES acquisition. The $24.5 million in cash used for investing activities for the year ended December 31, 2003 was primarily due to $19.2 million in cash used to acquire SES in December 2003 and capital expenditures of $5.3 million. The increased capital expenditures in 2003 were primarily due to the relocation of our headquarters and the leasehold improvements and other fixed asset additions associated with that relocation.

Our cash flow provided by financing activities consists primarily of proceeds from the initial public offering, proceeds from and payments on our line of credit and term note, and distributions to our stockholders. Our increase in cash provided by financing activities for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily due to the proceeds from the initial public offering of $51.6 million, offset by payment on the line of credit and term loans of $23.9 million and distributions to our S corporation stockholders of $21.0 million. For the year ended December 31, 2004, cash flow used in financing activities included $2.6 million in scheduled amortization payments on the term note, payments of $2.5 million on the line of credit and distributions to stockholders of $3.5 million, partially offset by a $0.2 million increase in capital lease obligations. The $13.2 million provided by financing activities for the year ended December 31, 2003 was primarily due to increased borrowing under our line of credit and a $14.0 million term note. Borrowings under the line of credit and the term note were used to finance the acquisition of SES in December 2003.

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

The following table summarizes our line of credit as of December 31, 2004 and 2005.

	As of December 31,
	2004	2005
	(dollars in thousands)
Amount available under line of credit	$26,788	$30,000
Outstanding balance	12,440	—

Unused portion	$14,348	$30,000

Interest rate on line of credit	4.5%	6.9%

For the years ended December 31, 2005, 2004 and 2003, the interest expense on the line of credit was approximately $0.6 million, $0.6 million and $0.3 million, respectively.

The $14.0 million term note was provided as part of the financing for our acquisition of SES in December 2003. The term note balance is being amortized over 60 months commencing February 1, 2004 with the balance of $5.6 million due on December 31, 2006. The term note accrues interest based on LIBOR plus an applicable margin. In connection with the term note, we entered into an interest rate swap agreement with an initial notional amount of $14.0 million, which amortizes at the same rate as the term note. The interest rate swap agreement has effectively fixed our interest rate on the term note at 2.6% plus the applicable margin.

Our scheduled term note maturities for the years following December 31, 2004 are: $2.8 million in 2005 and $8.4 million in 2006, including the final payment of $5.6 million due on December 31, 2006. For the years ended December 31, 2005 and 2004, the interest expense on the term note was approximately $0.5 million and $0.6 million, respectively. The balance of the term note was paid off in October of 2005 with the proceeds from the initial public offering.

The following table summarizes the outstanding balance and applicable interest rate on our term note as of December 31, 2004 and 2005.

	As of December 31,
	2004	2005
	(dollars in thousands)
Outstanding balance	$11,433	$0
Interest rate on term note	5.0%	N/A

On July 25, 2005, we amended the Loan and Security Agreement to provide for additional borrowings under a six-month time loan of up to $15.0 million. The time loan will be due in January 2006 or upon receipt of proceeds from the offering, whichever occurs first, and will bear interest at LIBOR plus 45 basis points. On July 26, 2005, we borrowed $15 million under the time loan. In October 2005, we paid off the time loan with the proceeds of the initial public offering.

The Loan and Security Agreement requires that we meet certain financial covenants, including a minimum net worth, a funded debt ratio and a fixed charge coverage ratio. We are in compliance with these financial covenants.

On March 14, 2006, we entered into a new five year Loan and Security Agreement that provides a line of credit of $60.0 million. Contemporaneously with the execution of the Agreement, we terminated our prior Loan and Security Agreement. The borrowing capacity under the new Loan and Security Agreement consists of a revolving credit facility with an original principal amount of up to $60.0 million and a swingline facility with an original principal amount of up to $5.0 million. The new Loan and Security Agreement also has a $30.0 million accordion feature allowing us to increase our borrowing capacity to up to $90.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of our funded debt to earnings.

•	The outstanding borrowings are collateralized by a security interest in substantially all of our assets. The lenders also require a direct assignment of all of our contracts at the lenders’ discretion. The Loan and Security Agreement contains customary affirmative and restrictive covenants, and various financial covenants, including a minimum net worth, minimum fixed charge coverage and funded debt to earnings ratios, and capital expenditure limitations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005 that require us to make future cash payments.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual obligations:
Revolving note	$—	$—	$—	$—	$—
Capital lease obligations	503	294	209	—	—
Operating lease obligations	406	241	165	—	—
Rent on facilities	24,796	4,193	10,497	8,736	1,370

Total	$25,705	$4,728	$10,871	$8,736	$1,370

Critical Accounting Policies

Revenue Recognition

Our revenue recognition policy addresses our three different types of contractual arrangements: time-and-materials contracts; cost-plus contracts; and fixed-price contracts.

Time-and-Materials Contracts: Revenue on time-and-materials contracts is recognized based on negotiated billable rates multiplied by the number of hours delivered plus allowable expenses incurred during the period.

Cost-Plus Contracts: Revenue on cost-plus contracts is recognized based on the allowable costs incurred during the period, plus any recognizable earned fee. Revenue associated with fixed fees under cost-plus contracts is considered earned in proportion to the allowable expenses incurred in performance of the contract.

Fixed-Price Contracts: The Company has three categories of fixed-price contracts: fixed unit price; fixed-price level-of-effort; and fixed-price completion contracts. Revenue on fixed unit price contracts, where specified units are delivered under service arrangements, is recognized as units are delivered based on the specified price per unit. Revenue for fixed-price level-of-effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the negotiated rate for each unit of labor. Revenue on fixed-price completion contracts is recognized on the percentage of completion method using costs incurred in relation to total estimated costs.

For contracts with performance based incentives or award fees, revenue is recognized as earned. Certain fees are not recognized until award notification is received, which may result in revenue and profit variability from quarter to quarter.

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of certain of our contracts that require the use of estimates or related assumptions, the estimation of total revenue and cost at completion is subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. We apply judgment in estimating the amounts and assessing the potential for realization. Further, we utilize a number of management processes to monitor contract performance and revenue estimates, including quarterly management reviews of contract estimates. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of award fees related to performance on certain contracts, which are generally awarded at the discretion of the client, as well as penalties related to contract performance, are considered in estimating sales and profit rates. Incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Anticipated losses on contracts are recognized at the time they become known.

From time to time, circumstances develop or actual amounts are determinable that require us to revise our total estimated costs or revenue expectations. We record the effect of any revisions to our estimated total costs and revenue in the period in which circumstances requiring revision become known. Consequently, operating results could be affected by revisions to prior accounting estimates. Historically, these changes relate to changes in the contractual scope of our work, and have not significantly impacted the expected profit rate on a contract. We do not expect that revisions to our estimates and assumptions would have a material effect on the Company’s consolidated results of operations, cash flows or financial position.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) using the intrinsic-value method. Under this method, we recognized approximately $0.3 million, $1.2 million and $1.6 million in compensation expense in the years ended December 31, 2003, 2004, and 2005, respectively, for non-qualified stock options issued during 2003 and 2004. We allocate this expense either to cost of revenues or general and administrative expenses depending on the recipient of the option. We have issued non-qualified stock options to employees at various times during 2003 and 2004 with vesting periods ranging from zero to seven years. Compensation expense for the amount that the fair value of the stock at the grant date exceeds the exercise price is being amortized over the applicable vesting periods. In addition to the standard vesting schedule, some of the option agreements have accelerated vesting upon the occurrence of certain events, including the achievement of certain revenue and profit goals. We estimate our stock compensation expense for the options outstanding as of December 31, 2005, to be approximately $0.2 million each year for 2006 through 2009, but up to an additional $0.2 million could be expensed in the year the revenue and profit goals are achieved, which would reduce the expense in subsequent years.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). (See discussion below under Significant New Accounting Pronouncement.) All of our outstanding options as of December 31, 2005 were issued while we were a nonpublic entity and we did not use the fair-value-based method of accounting for the options. Under SFAS No. 123 (R), we are required to apply the prospective transition method of accounting as of the required effective date, which is, for us, January 1, 2006. Under the prospective method, options issued as a nonpublic entity accounting for its equity-based awards using the intrinsic-value method under APB No. 25, would continue to apply APB No. 25 in future periods to awards outstanding at the date they adopt SFAS No. 123(R). Therefore, there will be no change to the projected stock compensation expenses for our existing stock options as a result of SFAS No. 123(R).

Goodwill and the Amortization of Intangible Assets

Our accounting policy regarding acquisitions is in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the date of acquisition. At the time of the acquisition, all intangibles including the contracts and related client relationships and non-compete agreements are reviewed to determine the term of amortization for each intangible asset.

Our accounting policy regarding goodwill and the amortization of intangible assets requires that goodwill be reviewed periodically for impairment and no longer be amortized against earnings. Annually, on October 1, we perform a fair value analysis of our reporting units using valuation techniques prescribed in Statement of Financial Accounting Standards (SFAS) No. 142.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset many not be fully recoverable in accordance with SFAS No. 144, Accounting for the

Impairment of Long-Lived Assets. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets.

Contract rights are amortized proportionately against the acquired backlog. Non-compete agreements are amortized over their estimated useful lives.

Significant New Accounting Pronouncement

In December 2004, FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. We plan to adopt SFAS No. 123(R) effective January 1, 2006, the first fiscal year we are required to implement the pronouncement. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e. pro forma disclosure is no longer an alternative to financial statement recognition). Because all of our outstanding options as of December 31, 2005 were issued while we were a nonpublic entity that did not use the fair-value-based method of accounting, we are required to apply the prospective transition method of accounting under SFAS No. 123(R) as of the required effective date. Under the prospective method, for options issued by a nonpublic entity accounting for its equity-based awards using the intrinsic-value method under APB No. 25, the entity would continue to apply APB No. 25 in future periods to awards outstanding at the date they adopt SFAS No. 123(R). All awards granted, modified or settled after the date of adoption will be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123(R). Although the adoption of SFAS No. 123(R) is expected to affect the measurement of share-based equity awards to employees after adoption, we do not expect the adoption will have a material effect on our consolidated results of operations, cash flows or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit agreement and our term loan. These borrowings accrue interest at variable rates. Based upon our borrowings under these two facilities in 2005, a 1% increase in interest rates would have increased interest expense by approximately $218,000 and would have decreased our annual cash flow by a comparable amount.

Since our initial public offering, our board of directors approved an investment policy that requires we invest excess cash in high quality investments which preserve principal, provide liquidity, and minimize investment risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of NCI, Inc. are submitted on pages F-1 through F-25 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this Report.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Limitations on the Effectiveness of Controls

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

Scope of the Assessments

The assessment by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the Company’s disclosure controls and procedures included a review of procedures and discussions with other employees in the Company’s organization. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The assessments of the Company’s disclosure controls and procedures is done on a periodic basis so that the conclusions can be reported each quarter on Form 10-Q, including the Company’s Annual Report on Form 10-K with respect to the fourth quarter. The Company’s key controls related to its internal control over financial reporting are updated on a periodic basis by management and other personnel in the Company’s accounting department.

Evaluation of the Effectiveness of Disclosure Controls and Procedures.

Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Compensation,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”), and that information is incorporated by reference in this Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 406 of Regulation S-K concerning the Company’s Code of Ethics is included in our 2006 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2006 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item 12 is included under the captions “Ownership by Our Directors and Executive Officers” and “Ownership by Holders of More Than 5% of Our Class A Common Stock” in our 2006 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 is included under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is included under the captions “Ratification of Appointment of Independent Auditors—Fees Paid to Independent Accountants” and “—Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-audit Services” in our 2006 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this annual report on Form 10-K:

(1) All financial statements:

(2) Financial statement schedule:

SCHEDULE NO.	DESCRIPTION
Schedule II	Valuation and Qualifying Accounts

(3) Exhibits required by Item 601 of Regulation S-K:

Number	Description
2.1	Agreement and Plan of Merger by and between NCI Information Systems, Inc. and NCI Acquisition, LLC, dated as of September 1, 2005 (incorporated herein by reference from Exhibit 2.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on September 6, 2005, as amended).

2.2	Share Exchange Agreement by and between NCI, Inc. and Charles Narang, dated as of September 1, 2005 (incorporated herein by reference from Exhibit 2.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on September 6, 2005, as amended).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. 2005 Performance Incentive Plan (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.3*	Form of 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.4*	Amendment to NCI, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference from Exhibit 4.5 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

Number	Description
4.5*	2005 Incentive Compensation Plan (incorporated herein by reference from Exhibit 4.6 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.1*	Non-Statutory Stock Option Agreement by and between NCI Information Systems, Inc. and Linda J. Allan dated May 4, 2001 (incorporated herein by reference from Exhibit 10.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.2	Non-Statutory Stock Option Agreement by and between NCI Information Systems, Inc. and Norris B. Carter dated May 5, 2000 (incorporated herein by reference from Exhibit 10.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.3	Tax Indemnification Agreement between NCI, Inc. and stockholders of NCI, Inc., dated as of September 1, 2005 (incorporated herein by reference from Exhibit 10.3 registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on September 6, 2005, as amended).

10.4*	401(k) Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.5	Loan and Security Agreement between SunTrust Bank and NCI Information Systems, Inc. dated as of December 23, 2003 (incorporated herein by reference from Exhibit 10.5 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.6	Amendment to Loan and Security Agreement between SunTrust Bank and NCI Information Systems, Inc. dated as of May 6, 2004 (incorporated herein by reference from Exhibit 10.6 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.7	Second Amendment to Loan and Security Agreement between SunTrust Bank and NCI Information Systems, Inc. dated as of March 15, 2005 (incorporated herein by reference from Exhibit 10.7 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.8	Third Amendment to Loan and Security Agreement between SunTrust Bank and NCI Information Systems, Inc dated as of July 25, 2005 (incorporated herein by reference from Exhibit 10.8 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.9	Loan and Security Agreement, dated March 14, 2006, by and among NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent. (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 14, 2006 and filed with the Commission on March 17, 2006).

10.10	Lease Agreement between NCI Information Systems, Inc. and Winthrop Resources Corporation, dated October 22, 2003 (incorporated herein by reference from Exhibit 10.9 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.11	Lease by and between NCI Information Systems, Inc. and Plaza America Office Development II, LLC dated as of January 13, 2003 (incorporated herein by reference from Exhibit 10.10 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

Number	Description
10.12	Lease by and between NCI Information Systems, Inc. and Corporate Center II, LLC dated as of March 8, 2001 (incorporated herein by reference from Exhibit 10.11 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.13	Office Lease Agreement by and between JFB Joint Venture Limited Partnership and Scientific Engineering Solutions, Inc. dated as of April 13, 1998 (incorporated herein by reference from Exhibit 10.12 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.14*	Option Assumption Agreement dated July 29, 2005 between NCI, Inc. and Linda Allan (incorporated herein by reference from Exhibit 10.13 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on September 6, 2005, as amended).

10.15*	Michael W. Solley Non-Qualified Stock Option Agreement (incorporated herein by reference from Exhibit 10.14 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.16	Option Assumption Agreement dated September 2, 2005 between NCI, Inc. and the personal representatives of Norris B. Carter (incorporated herein by reference from Exhibit 10.15 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.17*	Judith L. Bjornaas Non-Qualified Stock Option Agreement (incorporated herein by reference from Exhibit 10.16 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.18*	Form of Lock-Up Agreement (incorporated herein by reference from Exhibit 10.17 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.19	Subcontract Agreement between NCI Information Systems, Inc. and Net Commerce Corporation dated as of January 27, 2005 (incorporated herein by reference from Exhibit 10.18 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.20	Purchase Order to New Commerce Corporation dated February 3, 2005 (incorporated herein by reference from Exhibit 10.19 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.21	Purchase Order to Net Commerce Corporation dated February 10, 2005 (incorporated herein by reference from Exhibit 10.20 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.22	Change Order to Net Commerce Corporation dated February 10, 2005 (incorporated herein by reference from Exhibit 10.21 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.23*	Amendment to Non-Qualified Stock Option Agreement by and between NCI, Inc. and Judith L. Bjornaas dated as of October 13, 2005 (incorporated herein by reference from Exhibit 10.22 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

10.24*	Amendment to Non-Qualified Stock Option Agreement by and between NCI, Inc. and Michael W. Solley dated as of October 13, 2005 (incorporated herein by reference from Exhibit 10.23 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

21.1	Subsidiaries of Registrant (incorporated herein by reference from Exhibit 21.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

Number	Description
23.1‡	Consent of Ernst & Young LLP.

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

(b) Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

(c) Financial Statement Schedule. The financial statement schedule required by this Item is listed under 15(a)(2). All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCI, Inc. Registrant

Date: March 30, 2006	By:	/s/ CHARLES K. NARANG
Charles K. Narang Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2006	By:	/s/ JUDITH L. BJORNAAS
Judith L. Bjornaas Senior Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ CHARLES K. NARANG Charles K. Narang	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 30, 2006

/s/ MICHAEL W. SOLLEY Michael W. Solley	President and Director	March 30, 2006

/s/ JUDITH L. BJORNAAS Judith L. Bjornaas	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2006

/s/ JAMES P. ALLEN James P. Allen	Director	March 30, 2006

/s/ JOHN E. LAWLER John E. Lawler	Director	March 30, 2006

/s/ PAUL V. LOMBARDI Paul V. Lombardi	Director	March 30, 2006

/s/ J. PATRICK MCMAHON J. Patrick McMahon	Director	March 30, 2006

/s/ DANIEL R. YOUNG Daniel R. Young	Director	March 30, 2006

INDEX TO FINANCIAL STATEMENTS

NCI, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

NCI, Inc.

We have audited the accompanying consolidated balance sheets of NCI, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

McLean, VA

February 23, 2006

NCI, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$40	$12,323
Accounts receivable, net	38,458	46,611
Deferred tax asset, net	—	4,570
Prepaid expenses and other current assets	381	669

Total current assets	38,879	64,173
Property and equipment, net	6,299	6,031
Other assets	1,093	558
Deferred tax asset, net	—	494
Intangible assets, net	2,391	1,338
Goodwill	15,508	17,427

Total assets	$64,170	$90,021

Liabilities and stockholders’ equity
Current liabilities:
Line of credit	$12,440	$—
Accounts payable	7,086	8,854
Accrued salaries and benefits	8,373	9,416
Other accrued expenses/liabilities	2,946	2,936
Deferred revenue	581	1,012
Current portion of notes payable	2,800	—
Distributions payable	—	5,866

Total current liabilities	34,226	28,084
Other liabilities	425	204
Long-term notes payable, less current portion	8,633	—
Deferred rent	4,843	4,562

Total liabilities	48,127	32,850

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 478,946 and 7,027,760 shares issued and outstanding, respectively	9	134
Class B common stock, $0.019 par value—12,500,000 shares authorized; 6,300,000 shares issued and outstanding	120	120
Additional paid-in capital	5,508	57,658
Deferred compensation	(2,693)	(741)
Retained earnings	13,099	—

Total stockholders’ equity	16,043	57,171

Total liabilities and stockholders’ equity	$64,170	$90,021

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year ended December 31,
	2003	2004	2005
Revenue	$136,421	$171,253	$191,319

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	113,521	144,146	162,990
General and administrative expense	14,524	16,363	14,411
Depreciation and amortization	1,576	1,741	1,636
Amortization of intangible assets	16	1,252	1,053

Total operating costs and expenses	129,637	163,502	180,090

Operating income	6,784	7,751	11,229
Interest income	15	26	125
Interest expense	(439)	(1,373)	(1,464)

Income before taxes	6,360	6,404	9,890
Income tax expense (benefit)	262	276	(2,425)

Net income	$6,098	$6,128	$12,315

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	6,779	6,779	8,070
Net income per share	$0.90	$0.90	$1.53

Diluted:
Weighted average shares and equivalent shares outstanding	7,347	7,443	8,730
Net income per share	$0.83	$0.82	$1.41

Unaudited pro forma information (See Note 16):
Income before taxes	$6,360	$6,404	$9,889
Pro forma provision for income taxes	2,448	2,595	3,845

Pro forma net income	$3,912	$3,809	$6,044

Unaudited pro forma earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	6,779	6,779	8,070
Pro forma net income per share	$0.58	$0.56	$0.75

Diluted:
Weighted average shares and equivalent shares outstanding	7,143	7,158	8,473
Pro forma net income per share	$0.55	$0.53	$0.71

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Deferred compensation	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	479	$9	6,300	$120	$1,348	$—	$8,400	$9,877
Net income	—	—	—	—	—	—	6,098	6,098
Distributions to stockholders	—	—	—	—	—	—	(4,047)	(4,047)
Issuance/cancellation of stock options	—	—	—	—	1,759	(1,759)	—	—
Amortization of deferred compensation	—	—	—	—	—	288	—	288

Balance at December 31, 2003	479	9	6,300	120	3,107	(1,471)	10,451	12,216
Net income	—	—	—	—	—	—	6,128	6,128
Distributions to stockholders	—	—	—	—	—	—	(3,480)	(3,480)
Issuance/cancellation of stock options	—	—	—	—	2,401	(2,401)	—	—
Amortization of deferred compensation	—	—	—	—	—	1,179	—	1,179

Balance at December 31, 2004	479	9	6,300	120	5,508	(2,693)	13,099	16,043
Net income	—	—	—	—	—	—	12,315	12,315
Distributions to stockholders	—	—	—	—	(1,430)	—	(25,414)	(26,844)
Offering proceeds, net of offering costs	5,573	106	—	—	51,482	—	—	51,588
Exercise of stock options	976	19	—	—	75	—	—	94
Tax benefit of stock option exercises	—	—	—	—	2,407	—	—	2,407
Cancellation/issuance of stock options	—	—	—	—	(384)	384	—	—
Amortization of deferred compensation	—	—	—	—	—	1,568	—	1,568

Balance at December 31, 2005	7,028	$134	6,300	$120	$57,658	$(741)	$—	$57,171

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2003	2004	2005
Cash flows from operating activities
Net income	$6,098	$6,128	$12,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,592	2,993	2,689
(Increase) decrease in cash surrender value of life insurance	(70)	(70)	334
(Gain) loss on sale and disposal of property and equipment	(1)	8	(2)
Non-cash stock compensation expense	288	1,179	1,568
Deferred income tax benefit	—	—	(2,657)
Changes in operating assets and liabilities, net of effect of business combination:
Accounts receivable, net	3,712	(5,297)	(8,152)
Prepaid expenses and other assets	(875)	1,099	(73)
Accounts payable	514	1,550	1,768
Accrued expenses/other current liabilities	(3,746)	1,848	1,572
Deferred rent	4,964	(74)	(282)
Due to employee	(123)	(132)	(178)

Net cash provided by operating activities	12,353	9,232	8,902

Cash flows from investing activities
Purchase of property and equipment	(5,241)	(647)	(1,269)
Proceeds from sale of property and equipment	3	—	7
Cash paid for purchase of SES	(19,181)	(1,157)	(1,919)

Net cash used in investing activities	(24,419)	(1,804)	(3,181)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	—	51,588
Proceeds from exercise of stock options	—	—	94
Borrowings (repayments) on line of credit, net	3,227	(2,511)	(12,440)
Borrowings (repayments) on term loan	14,000	(2,567)	(11,433)
Principal payments under capital lease obligations	(90)	(170)	(269)
Distributions to stockholders	(4,047)	(3,480)	(20,978)

Net cash provided by (used in) financing activities	13,090	(8,728)	6,562

Net change in cash and cash equivalents	1,024	(1,300)	12,283
Cash and cash equivalents, beginning of year	316	1,340	40

Cash and cash equivalents, end of year	$1,340	$40	$12,323

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$598	$1,367	$1,464

Income taxes	$262	$276	$291

Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$78	$407	$119

See Notes to Consolidated Financial Statements.

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2005

1. Organization and Business Overview

Reincorporation Transaction

NCI, Inc. (the Company or NCI) was incorporated in Delaware in July 2005.

In September 2005, in anticipation of the initial public offering which was completed in October 2005, the Company completed a merger and share exchange as a result of which NCI Information Systems, Inc., a Virginia corporation, became our wholly-owned subsidiary. Pursuant to a share exchange agreement, the majority stockholder of NCI Information Systems, Inc. transferred all of his shares of common stock of NCI Information Systems, Inc. to our wholly-owned subsidiary, NCI Acquisition, LLC, a Virginia limited liability company. The majority stockholder received one share of Class B common stock in exchange for each share he transferred. NCI Information Systems, Inc. then merged with our wholly-owned subsidiary, with NCI Information Systems, Inc. surviving the merger. As a result of this merger, each issued and outstanding share of common stock of NCI Information Systems, Inc., other than the shares transferred to the wholly-owned subsidiary by the majority stockholder, was converted into one share of Class A common stock. In connection with this merger, NCI assumed all of the issued and outstanding options to acquire capital stock of NCI Information Systems, Inc., and these options became exercisable for shares of Class A common stock. As this transaction represented a merger of entities under common control, the transaction was accounted for similar to a pooling-of-interests whereby all financial information prior to the transactions has been restated as if the combined entity existed for the periods presented. Refer to Note 8 for additional description of the capital stock transactions associated with this transaction. The above transactions are collectively referred to herein as the “Reincorporation Transaction.”

Business Overview

NCI is a provider of information technology services and solutions to federal government agencies. The Company’s focus is on designing, implementing, maintaining and upgrading secure information technology (IT) systems and networks by leveraging the Company’s skills across four core service offerings: network engineering; information assurance; systems development and integration; and enterprise systems management. The Company provides these services to defense, intelligence and federal civilian agencies. Substantially all of the Company’s revenue was derived from contracts with the federal government, directly as a prime contractor or as a subcontractor. The Company conducts business throughout the United States. In addition, the Company conducts business internationally in support of federal government contracts.

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

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

Contract accounting requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs included material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of award fees for certain contracts are also a significant factor in estimating revenue and profit rates based on actual and anticipated awards. Anticipated losses on contracts are recognized at the time they become known.

Major Clients

The Company earned approximately 99% of its revenue from the federal government for each of the years ended December 31, 2003, 2004 and 2005. Revenue by client sector for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2003	%	2004	%	2005	%
	(dollars in thousands)
Department of Defense and intelligence agencies	$83,871	61.5%	$119,755	69.9%	$140,907	73.7%
Federal civilian agencies	$51,567	37.8%	$50,596	29.6%	$49,493	25.8%
Commercial and state & local entities	$983	0.7%	$902	0.5%	$919	0.5%

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Cash Surrender Value of Life Insurance

As of December 31, 2003, the Company had life insurance policies on its majority stockholder and other officers, for which the Company was the beneficiary, with total face values of approximately $2.4 million. During 2004, policies with face values of approximately $1.4 million were either cancelled or transferred to the covered individuals. As of December 31, 2004, the remaining policy was recorded at its cash surrender value, which approximates fair value, of $1.0 million. During 2005, the policy was transferred to the majority stockholder and no policies remained as of December 31, 2005.

Property and Equipment

Property, equipment and leasehold improvements are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range from two to seven years for property and equipment, over the shorter of the lease term or the useful lives of the leasehold or leasehold improvements and over 30 years for real property. The following table details the net property and equipment at the end of each period:

	As of December 31,
	2004	2005
	(in thousands)
Property and equipment
Furniture and equipment	$9,488	$10,145
Leasehold improvements	3,950	4,609
Real property	549	549

	13,987	15,303
Less: Accumulated depreciation and amortization	7,688	9,272

Net property and equipment	$6,299	$6,031

The Company recognized depreciation expense of $1.6 million, $1.7 million, and $1.6 million for the years ended December 31, 2003, 2004, and 2005, respectively.

Internal-Use Computer Software

The Company capitalizes costs incurred to license and implement software for internal use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use.” Such costs are amortized over five years. Internal-use software costs of approximately $268,000, $104,000, and $61,000 were capitalized in the years ended December 31, 2003, 2004, and 2005, respectively.

Goodwill

Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill no longer be amortized against earnings, but instead reviewed periodically for impairment. Annually, on October 1, the Company performs a fair value analysis of its reporting unit(s) using valuation techniques prescribed in SFAS No. 142. The Company had two reporting units in 2004, NCI and Scientific and Engineering Solutions, Inc. (SES), a wholly-owned subsidiary. For 2005, the Company has one reporting unit as SES was fully integrated into NCI. Based on the analysis performed, the Company determined that no impairment existed as of October 1, 2004 or 2005. Goodwill increased by $1.2 million and $1.9 million for the years ended December 31, 2004 and 2005, respectively, related to the net asset adjustment and contingent payments related to the SES acquisition (see Note 11).

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Long-Lived Assets (Excluding Goodwill)

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes there were no indications of impairment of such assets during 2004 or 2005.

Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2004	2005
	(in thousands)
Contract and client relationships	2,260	2,260
Less: Accumulated amortization	792	1,379

	1,468	881

Non-compete agreements	1,400	1,400
Less: Accumulated amortization	477	943

	923	457

Total	$2,391	$1,338

Contract and client relationships are being amortized over five years based on projected cash flows, which are proportionate to acquired backlog. Non-compete agreements are being amortized over 36 months based on their estimated useful lives. Amortization expense for the years ended December 31, 2004 and 2005 was approximately $1.3 million and $1.1 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,	(in thousands)
2006	$957
2007	354
2008	27

Income Taxes

Prior to October 20, 2005, the Company elected, by the consent of its stockholders, to be taxed as an S corporation under Subchapter S of the Internal Revenue Code (the Code) and under relevant sections of the tax law of the various states that conform to the Code. As an S corporation, the net income or loss of the entity was reportable on the personal tax returns of the stockholders. Accordingly, through October 19, 2005, the Company was not subject to federal and certain state corporate income tax. However, the Company was subject to income taxes in certain states in which it conducts business.

In connection with the Company’s initial public offering, effective October 20, 2005, the Company revoked its status as an S corporation and become subject to taxation as a C corporation. Disclosures regarding accounting for income taxes as of and for the year ended December 31, 2005 are at Note 15.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

The unaudited pro forma income tax information included in the statements of operations and Note 16 is presented in accordance with SFAS No. 109, Accounting for Income Taxes, as if the Company were taxed as a C corporation and thus subject to federal and certain state income taxes for periods prior to October 20, 2005.

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

Concentration of Credit Risk

The Company’s assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. Accounts receivable consist primarily of billed and unbilled amounts due from various agencies of the Federal Government or prime contractors doing business with the Federal Government. The Company historically has not experienced significant losses related to accounts receivable and, therefore, believes that the credit risk related to accounts receivable is minimal. The Company maintains cash balances that may at times exceed federally insured limits. The Company maintains this cash at high-credit quality financial institutions and believes the credit risk related to these cash balances is minimal.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2005. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

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

The following details the historical and pro forma computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2003, 2004 and 2005, respectively, and are adjusted for the 1-for-1.9 reverse stock split discussed in Note 8:

	Year ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Historical Net Income	$6,098	$6,128	$12,315

Weighted average number of basic shares outstanding during the period	6,779	6,779	8,070
Dilutive effect of stock options after application of treasury stock method	568	664	660

Weighted average number of diluted shares outstanding during the period	7,347	7,443	8,730

Basic earnings per share	$0.90	$0.90	$1.53
Diluted earnings per share	$0.83	$0.82	$1.41

Pro forma net income	$3,912	$3,809	$6,044

Weighted average number of basic shares outstanding during the period	6,779	6,779	8,070
Dilutive effect of stock options after application of treasury stock method	364	379	403

Weighted average number of diluted shares outstanding during the period	7,143	7,158	8,473

Pro forma basic earnings per share	$0.58	$0.56	$0.75
Pro forma diluted earnings per share	$0.55	$0.53	$0.71

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) using the intrinsic-value method. Under this method, the Company recognized approximately $0.3 million, $1.2 million and $1.6 million in compensation expense for stock options during 2003, 2004 and 2005, respectively. The Company issued non-qualified stock options to employees at various times during 2003 and 2004 with vesting periods ranging from zero to seven years and any related expense for the amount by which the fair market value at the date of grant exceeds the exercise price is being amortized over the applicable vesting periods.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended, requires the disclosure of pro forma effects on net income computed as if the Company accounted for the stock options under the fair value method. For the options issued during 2003, 2004 and 2005, the fair value of the options was estimated using the minimum value method assuming a weighted average risk free interest rate of 3.4%, 3.7% and 4.0% respectively, with no dividends expected to be paid over the expected life of five to seven years. The pro forma effect on net income is shown in the following table:

	Year ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Net income as reported	$6,098	$6,128	$12,315
Add: Stock-based employee compensation expense as reported under APB No. 25 for all awards, net of related tax effects	288	1,179	1,568
Deduct: Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(382)	(1,283)	(1,621)

Pro forma net income	$6,004	$6,024	$12,262

New Accounting Pronouncements to be Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows.

The Company plans to adopt SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). Because all of the Company’s outstanding options as of December 31, 2005, were issued while the Company was a non-public entity and the Company did not use the fair-value-based method of accounting, the Company is required to apply the prospective transition method of accounting under SFAS No. 123(R) as of the required effective date. Under the prospective method, for options issued by a non-public entity accounting for its equity-based awards using the intrinsic-value method under APB No. 25, the entity would continue to apply APB No. 25 in future periods to awards outstanding at the date they adopt SFAS No. 123(R). All awards granted, modified or settled after the date of adoption would be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123(R). Although the adoption of SFAS No. 123(R) is expected to affect the measurement of share-based equity awards to employees after adoption, management does not expect the adoption would have a material effect of the Company’s consolidated results of operations, cash flows or financial position. Information about the fair value of stock options and the pro forma impact on the Company’s net earnings for the years ended December 31, 2003, 2004 and 2005 can be found in the Stock-Based Compensation section of Note 2.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

3. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at December 31, 2004 and 2005 as follows:

	As of December 31,
	2004	2005
	(in thousands)
Billed receivables:
Billed receivables	$20,045	$29,364
Billable receivables at end of period	17,824	16,008

Total billed receivables	37,869	45,372
Total unbilled receivables	1,064	1,924

Total accounts receivable	38,933	47,296
Less: Allowance for doubtful accounts	475	685

Total accounts receivable, net	$38,458	$46,611

Unbilled receivables primarily consist of fees withheld by the client in accordance with the contract terms and conditions that will be billed upon contract completion and approval of indirect rates.

4. Other Accrued Expenses/Liabilities

Other accrued expenses and liabilities consists of the following:

	As of December 31,
	2004	2005
	(in thousands)
Accrued health claims	$1,713	$1,654
Current portion of capital lease obligation	242	276
Due to employee, current portion	141	—
Other accrued expenses	850	1,006

Total other accrued expenses/liabilities	$2,946	$2,936

5. Distributions Payable

In connection with the revocation of the S corporation tax status, the Board of Directors approved a distribution to the stockholders of record on the date of revocation representing the balance of undistributed S corporation earnings through the date of revocation. The distribution amount is to be determined after giving effect to the operating results through the revocation date with the filing of the final S corporation tax return. In January of 2006, the Company paid approximately $5.9 million in the final distribution of previously undistributed S corporation earnings to the stockholders of record at the S Corporation termination date. This amount is reflected as a current liability as of December 31, 2005.

6. Loan and Security Agreement

On December 23, 2003, the Company entered into a Loan and Security Agreement that provides for a $30.0 million revolving note and a $14.0 million term note.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

The revolving note provides a line of credit of up to $30.0 million limited to a percentage of the Company’s eligible receivables as defined in the line of credit agreement. As such, as of December 31, 2003, 2004 and 2005, approximately $25.3 million, $26.8 million, and $30.0 million, respectively, was available on the line of credit. The unpaid principal balance of the line of credit bears interest based on the LIBOR plus applicable margins.

As of December 31, 2003, 2004 and 2005, the interest rate was 3.7%, 4.5%, and 6.9%, respectively. The outstanding borrowings are collateralized by a security interest in substantially all assets of the Company. The bank also requires a direct assignment of all the Company’s contracts at the bank’s discretion. The line of credit is renewable on December 31, 2006. For the years ended December 31, 2003, 2004 and 2005, the interest expense was approximately $303,000, $584,000, and $644,000, respectively.

As of December 31, 2003, 2004 and 2005, the term note had an outstanding balance of $14.0 million, $11.4 million and $0.0, respectively. The term note balance was paid in full on October 26, 2005 using the proceeds of the initial public offering. The note bears interest based on LIBOR plus applicable margins. The interest rate at December 31, 2003, 2004 and October 2005 was 4.1%, 5.0% and 6.2%, respectively.

The Loan and Security Agreement requires that the Company meet certain financial covenants including a minimum net worth, a funded debt ratio and a fixed charge coverage ratio. The Company was in compliance with the financial covenants of the line of credit at December 31, 2005. Substantially all assets of the Company have been pledged as collateral under this Loan and Security Agreement.

In July 2005, the Loan and Security Agreement was amended to recognize the agreements related to the Reincorporation Transaction, the initial public offering of Class A common stock, and to provide a time loan of up to $15 million to finance the payment of a portion of a distribution to the stockholders of the Company. As a result of this amendment, certain financial covenants were amended within the Loan and Security Agreement to accommodate these transactions.

Under the terms of this amendment the Company is permitted to make distributions out of its accumulated adjustments account for previously undistributed S corporation earnings, of which up to $15 million would come from the time loan and will bear interest at LIBOR plus 45 basis points, and the remainder from the line of credit. In July 2005, the Company made an $18 million distribution to the existing stockholders of the Company. Of this amount, $15 million was financed by the time loan, and the balance from the existing line of credit. The time loan was paid off in October 2005 upon receipt of proceeds from the offering.

On March 14, 2006, the Company entered into a new five year Loan and Security Agreement that provides a line of credit of $60.0 million. The borrowing capacity under the new Loan and Security Agreement consists of a revolving credit facility with an original principal amount of up to $60.0 million and a swingline facility with an original principal amount of up to $5.0 million. The new Loan and Security Agreement also has a $30.0 million accordion feature allowing the Company to increase its borrowing capacity to up to $90.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of the Company’s funded debt to earnings. The Agreement requires that the Company meet certain financial covenants including a minimum net worth, a funded debt ratio, and a fixed charge coverage ratio. Substantially all assets of the Company have been pledged as collateral under this Loan and Security Agreement. The Loan and Security Agreement that was in place on December 31, 2005 was terminated on this same date.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

7. Derivatives

On March 13, 2001, the Company entered into a Master Swap Agreement. In 2001, under this agreement, the Company entered into an interest rate swap and a collar to swap LIBOR-based variable rates on the Company’s line of credit for fixed interest rates. The interest rate swap expired March 15, 2004, and the collar expired March 15, 2003. The Company did not designate the swap or collar as a hedge, therefore, at December 31, 2003, 2004 and 2005, the change in fair value of approximately $214,000, $48,600, and $0, respectively, was recorded as an increase in interest expense.

On December 23, 2003, the Company entered into an interest rate swap under this agreement, with an initial notional amount of $14.0 million and a monthly amortization of $233,333, to swap a LIBOR-based variable rate on the Company’s term note for fixed interest rates. The interest rate swap expires January 3, 2006. The Company did not designate the swap as a hedge. Therefore, at December 31, 2003, the change in fair value of approximately $55,000 was recorded as additional interest expense, for the the year ended December 31, 2004, $91,000 was recorded as a reduction in interest expense, and for the year ended December 31, 2005, $11,000 was recorded as additional interest expense for the change in fair value. In October 2005, the Company terminated the agreement and received a termination payment of $26,000, which was applied to outstanding fair value at the date of termination.

8. Stockholders’ Equity and Related Items

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

Holders of Class A common stock are entitled to one vote for each share held of record, and holders of Class B common stock are entitled to ten votes for each share held of record, except with respect to any “going private transaction,” as to which each share of Class A common stock and Class B common stock are both entitled to one vote per share. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Holders of the Company’s common stock do not have cumulative voting rights in the election of directors.

Holders of common stock are entitled to receive, when and if declared by the board of directors from time-to-time, such dividends and other distributions in cash, stock or property from the Company’s assets or funds legally available for such purposes. Each share of Class A common stock and Class B common stock is equal in respect of dividends and other distributions in cash, stock or property, except that in the case of stock dividends, only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to Class B common stock.

Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the Class B stockholder, and in certain other circumstances.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Initial Public Offering

On October 20, 2005, a registration statement (Registration No. 333-127006) relating to the Company’s initial public offering of Class A common stock was declared effective by the Securities and Exchange Commission. All 5,922,500 shares of Class A common stock registered under the registration statement, including 772,500 shares covered by the underwriters’ over-allotment option, were sold at a price to the public of $10.50 per share. 5,572,500 shares were sold by the Company and 350,000 shares were sold by the selling stockholders identified in the registration statement. The offering closed on October 26, 2005. The aggregate gross proceeds from the shares of Class A common stock sold by the Company were $58.5 million, which were offset by transaction costs of approximately $6.9 million, resulting in net proceeds of $51.6 million which is reflected within equity.

Stock Options

The Board of Directors of the Company duly adopted and approved the 2003 Performance Incentive Plan on January 31, 2003. The Board of Directors of the Company has adopted the 2005 Performance Incentive Plan (the Plan) which has been approved by the Company’s stockholders, and under which 3,157,895 shares of Class A common stock were reserved for issuance under the Plan. Stock options granted under the 2003 Performance Incentive Plan, together with certain non-qualified stock options granted to two executives in 2000 and 2001, were assumed under the 2005 Performance Incentive Plan and, thereafter, became exercisable for shares of Class A common stock. The 2005 Performance Incentive Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees and consultants. The Board of Directors of the Company administers the Plan.

Stock options granted in 2003 and 2004 under the Plan will fully vest over a period of zero to seven years from the date of grant in accordance with the individual stock option agreement. The achievement of certain performance criteria, or a change in control as defined by the option agreements may accelerate the vesting period. Stock options granted during 2005 will fully vest over a period of three to five years from the date of grant in accordance with the individual stock option agreement.

During 2003, 2004 and 2005, the Company granted options to purchase 693,925, 604,716 and 89,471 shares of common stock, respectively, to certain employees and directors under the Plan. Stock-based compensation cost related to stock option grants has been reflected in the net income for the years ended December 31, 2003, 2004 and 2005 as certain options granted had an exercise price less than the fair market value of the underlying common stock at the date of the grant. Stock compensation expense and pro forma information regarding net income as if the Company had accounted for its employee stock options under the fair value method is included in Note 2.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Stock option activity is as follows:

	Options	Weighted average exercise price per share
	(in thousands, except per share data)
Outstanding at December 31, 2002	589	less than $ 0.02
Granted	694	6.58
Forfeited/cancelled	145	6.65

Outstanding at December 31, 2003	1,138	$ 3.17
Granted	605	3.81
Forfeited/cancelled	47	8.14

Outstanding at December 31, 2004	1,696	$ 3.26
Granted	89	10.06
Forfeited/cancelled	169	7.65
Exercised	976	0.10

Outstanding at December 31, 2005	640	$ 7.88

The weighted-average fair value of the stock options granted for the years ended December 31, 2003, 2004, and 2005, was $9.86, $6.78, and $9.24, respectively. Fair value of the common stock underlying the options was based on contemporaneous quarterly valuations performed by management using the public company method under the market approach.

Information regarding options outstanding at December 31, 2005 is summarized below:

Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable
	(in thousands)		(in years)	(in thousands)
$ 1.00 – $ 2.00	5	$1.90	7.8	5
$ 6.00 – $ 7.00	394	6.65	7.2	5
$10.00 – $11.00	241	10.02	8.8	16

9. Leases

The Company leases office space, equipment, and automobiles under operating leases that expire on various dates through December 31, 2013. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below. The Company is also responsible for certain operating expenses.

The Company has entered into certain capital lease obligations with various expiration dates through December 2009. In October 2003, the Company entered into a lease line of credit to finance various PC and networking equipment. The applicable interest rates on the capital leases range from 2.5% to 9.3%.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

The following amounts have been capitalized and are included in property and equipment:

	As of December 31,
	2004	2005
	(in thousands)
Telephone equipment	$477	$477
PC and networking equipment	452	569
Office furniture and other equipment	56	39

	985	1,085
Less: Accumulated amortization	355	605

	$630	$480

The annual amortization cost is included in the Depreciation and amortization expense line in the Consolidated Statements of Income.

Minimum lease payments under the non-cancelable operating leases and the capital leases are as follows:

	Capital leases	Operating leases
	(in thousands)
For the year ending December 31,
2006	$294	$4,434
2007	165	3,704
2008	41	3,464
2009	3	3,493
2010	—	2,984
Thereafter	—	7,122

Total minimum lease payments	503	$25,201

Amounts representing interest	23

Present value of net minimum lease payments	$480

The Company incurred rent expense, after the impact of the amortization of deferred rent expense, under operating leases of $2.7 million, $2.9 million and $3.1 million for the years ended December 31, 2003, 2004 and 2005, respectively.

10. Profit Sharing and Pension Plans

The Company has a 401(k) profit sharing plan that covers substantially all employees meeting certain criteria. The plan is a “defined contribution plan” whereby participants have the option of contributing to the plan. The plan provides for the Company to match 50% of the participant’s contribution not to exceed 2.5% of the participant’s total compensation. Participants are 100% vested in their employee contributions immediately. The participants become fully vested in the employer contributions over five years of service. Subsequent to December 31, 2005, the Board of Directors approved an amendment to the plan which changed the vesting schedule for participants to become fully vested in employer contributions over four years of service.

The Company’s contributions for the years ended December 31, 2003, 2004 and 2005 were approximately $1.1 million, $1.1 million, and $1.6 million respectively. The trustee of this 401(k) plan is New York Life Trust Company.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

The Company is also required to contribute to a union pension plan under a Collective Bargaining Agreement with the International Association of Machinists and Aerospace Workers for eligible employees on one of its contracts. The current agreement expires December 31, 2006. For years ended December 31, 2003, 2004 and 2005, the contribution amounts were approximately $24,000, $19,000, and $12,000 respectively.

For certain of its contracts, the Company is required to adopt a 401(k) retirement plan for eligible employees. For the years ended December 31, 2003, 2004 and 2005, the contribution amounts were approximately $81,000, $116,000 and $100,000, respectively.

Prior to 2005, the Company maintained a separate 401(k) plan that covered substantially all employees meeting certain criteria of SES. The plan was a “defined contribution plan” whereby participants have the option of contributing to the plan. The plan provided for the Company to match 100% of the participant’s contribution not to exceed 6% of the participant’s total compensation. Participants are 100% vested in their employee contributions immediately. The participants become fully vested in the employer contributions over five years of service. The Company contributions for the year ended December 31, 2004 were approximately $650,000. In 2005, the SES plan was merged into the Company’s plan.

11. Acquisition of Scientific and Engineering Solutions, Inc.

The Company acquired all the issued and outstanding shares of SES stock in December 2003. The total consideration at closing was cash of $20.5 million, per the Agreement, less closing indebtedness. The Agreement allowed for adjustment of the purchase price for the net asset adjustments as determined in the closing statements due ninety days after closing, a contingent payment of up to $3.0 million, and an earnout payment of up to $5.5 million based on reaching certain revenue and gross margin goals determined as of December 31, 2004. During 2004, the Company paid approximately $1.0 million in contingent payments to former SES stockholders. No earnout payments have been earned and no payments are anticipated. In March 2005, the Company paid an additional $1.9 million in contingent payments which was not included in goodwill as of December 31, 2004 as the triggering events for such payments had not occurred at that time. The $1.9 million represents the final contingent payment related to the SES acquisition.

The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $2.3 million of contracts and client relationships and $1.4 million for the value of a non-compete agreement. At the time of the acquisition, the contracts and related customer relationships had an expected useful life of approximately five years. The non-compete agreement is being amortized on a straight-line basis over the three-year term of the agreement. In accordance with SFAS No. 142, goodwill arising from the transaction is not being amortized.

12. Related Party Transactions

The Company provided support services on an as-needed basis under a blanket purchase order with Net Commerce Corporation, a government contractor originally owned by the majority stockholder of the Company. On April 1, 2004, Net Commerce Corporation was sold to a family member of the majority stockholder. For the years ended December 31, 2003, 2004 and 2005, the revenue for services and expenses incurred under this purchase order were approximately $107,000, $34,000 and $0, respectively, of which $104,000, $34,000 and $0, respectively, is included in accounts receivable at December 31, 2003, 2004 and 2005.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

The Company also purchased services from Net Commerce Corporation of approximately $124,000 and $1.1 million for the years ended December 31, 2004 and 2005, respectively, of which $19,000 and $67,000, respectively, were included in accounts payable in those respective years. No services were purchased and no amounts were included in accounts payable for the year ended December 31, 2003.

The Company has used private aircraft to accommodate the travel needs of our executives for Company business. These aircraft are owned directly or indirectly by Michael W. Solley, the President and a director of the Company. The Company has paid approximately $8,000, $165,000 and $80,000 for the years ended December 31, 2003, 2004 and 2005, respectively, to Mr. Solley or his affiliates as reimbursement for fees and expenses associated with the business use of these aircraft.

All transactions with related parties have been conducted based on then current market conditions.

13. Contingencies

Government Audits

Payments to the Company on federal government contracts are subject to adjustment upon audit by various agencies of the federal government. Audits of costs and the related payments have been performed by the various agencies through 2002. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations or liquidity.

Litigation

The Company is party to various legal actions, claims, government inquires, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations or liquidity.

14. Business Segment Information

The Company reports operating results and financial data in one operating segment. This segment provides information technology solutions through its four core service offerings: network engineering; information assurance; systems development and integration; and enterprise systems management. The accounting policies of the segment are the same as those described in the summary of significant accounting policies in Note 2 to the financial statements. The Company evaluates the performance of its operating segment based on income before income taxes. Financial information concerning the Company’s reportable segment is shown in the consolidated financial statements.

Although the Company describes four core service offerings to provide a better understanding of the Company’s business operations, the Company does not manage its business or allocate capital resources based upon those service offerings. In addition, the underlying accounting and forecasting systems are not designed to capture key financial information such as revenue, costs and capital expenditures by such service offerings because these offerings cut across all operating divisions of the Company and more than one service offering may be provided on any single contract or task order. Therefore, it is not practical for the Company to report revenue by service offerings.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

15. Provision for Income Taxes

Effective October 20, 2005, the Company revoked its status as an S corporation and become subject to taxation as a C corporation. Under the S corporation provisions of the Internal Revenue Code, the individual stockholder included his pro rata portion of the Company’s taxable income in his personal income tax returns. Accordingly, through October 19, 2005, the Company was not subject to federal and certain state corporate income taxes. However, the Company was subject to income taxes in certain states in which it conducts business.

As a result of this change in tax status, the Company recorded deferred tax assets and liabilities for the temporary differences between the book and tax basis of assets and liabilities at the date of revocation. The Company recognized a net benefit of $3.5 million for the impact of these amounts as a component of the provision for income taxes for the year ended December 31, 2005.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Current
Federal	$—	$—	$—
State and Local	262	276	232

Total Current	262	276	232

Deferred
Federal	—	—	(2,184)
State and Local	—	—	(473)

Total Deferred	—	—	(2,657)

Total Income Tax Provision (Benefit)	$262	$276	$(2,425)

The differences between the benefit from income taxes at the statutory U.S. federal income tax rate of 34% and those reported in the statements of operations are as follows:

Year ended December 31 2005
(in thousands)
Federal income tax at statutory rate of 34%	$3,362
Income not subject to tax at statutory rate of 34%	(2,674)
Tax benefit recognized in connection with revocation of S Corporation status	(3,474)
State income taxes	363
Permanent differences	(2)

Total benefit from income taxes	$(2,425)

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

For the year ended December 31, 2005 the Company credited $2.4 million to additional paid in capital representing the excess tax benefits associated with stock based compensation.

The Company has a net operating loss carry forward for federal income tax purposes of approximately $7.3 million that will expire in 2025.

Components of the Company’s deferred tax assets and liabilities are as follows:

December 31, 2005
(in thousands)
Deferred tax assets
Net operating loss carry forward	$2,826
Accrued vacation and compensation	1,263
Stock-based compensation	216
Deferred rent	1,764
Allowance for doubtful accounts	265

Total deferred tax assets	6,334

Deferred tax liabilities
Property and equipment	1,129
Intangible assets	141

Total deferred tax liabilities	1,270

Net deferred tax assets	$5,064

Although realization is not assured, management believes it is more likely than not that all deferred tax assets will be realized.

16. Pro Forma Income Taxes (unaudited)

Effective October 20, 2005, the Company revoked its S corporation status, and as a result, is subject to federal and state income taxes as a C corporation. Through October 19, 2005, the Company was taxed as an S Corporation and generally not subject to federal and certain state corporate income tax. The Company was subject to income taxes in certain states in which it conducts business that do not recognize the S corporation tax status. The statements of operations for the years ended December 31, 2003, 2004 and 2005 include a pro forma provision for income taxes that would have been recorded if the Company was a C corporation, calculated in accordance with SFAS No. 109.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2005

Significant components of the pro forma provision for income taxes for the year ended December 31, 2003, 2004 and 2005 are as follows:

	2003	2004	2005
	(in thousands)
Current:
Federal	$2,265	$2,720	$2,598
State and local	470	674	621

Total current	2,735	3,394	3,219

Deferred:
Federal	(227)	(667)	534
State and local	(60)	(132)	92

Total deferred benefit	(287)	(799)	626

Total income tax provision	$2,448	$2,595	$3,845

The reconciliation between statutory U.S. federal income tax rate and those reported in the pro forma income tax information in the consolidated statements of income for the years ended December 31, 2003, 2004 and 2005 is as follows:

	2003	2004	2005
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal taxes	4.3	5.6	4.8
Other	0.2	0.9	0.1

	38.5%	40.5%	38.9%

Other differences include, among other things, the nondeductible portion of meals and entertainment, nondeductible penalties and fines, nondeductible dues, and nondeductible officers’ life insurance premiums, as well as any tax-exempt items of income.

SCHEDULE II—Valuation and Qualifying Accounts

	Year ended December 31,
	2003	2004	2005
	(in thousands, except per share data)
Allowance for doubtful accounts:

Balance at beginning of period	$—	$200	$475
Additions at cost	200	275	210
Deductions	—	—	—
Other charges	—	—	—

Balance at end of period	$200	$475	$685