Form 10-Q
period 2006-03-31
NCI, Inc.
filed 2006-05-09
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2006, there were 7,027,760 shares outstanding of the registrant’s Class A common stock. In addition, there are 6,300,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	As of December 31, 2005	As of March 31, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,323	$15,430
Accounts receivable, net	46,611	37,609
Deferred tax asset, net	4,570	3,887
Prepaid expenses and other current assets	669	1,374

Total current assets	64,173	58,300
Property and equipment, net	6,031	5,701
Other assets	558	797
Deferred tax asset, net	494	479
Intangible assets, net	1,338	1,092
Goodwill	17,427	17,427

Total assets	$90,021	$83,796

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,854	$8,282
Accrued salaries and benefits	9,416	8,209
Other accrued expenses/liabilities	2,936	3,070
Deferred revenue	1,012	758
Distributions payable	5,866	—

Total current liabilities	28,084	20,319
Other liabilities	4,766	4,626

Total liabilities	32,850	24,945

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 7,027,760 shares issued and outstanding	134	134
Class B common stock, $0.019 par value—12,500,000 shares authorized; 6,300,000 shares issued and outstanding	120	120
Additional paid-in capital	57,658	57,574
Deferred compensation	(741)	(648)
Retained earnings	—	1,671

Total stockholders’ equity	57,171	58,851

Total liabilities and stockholders’ equity	$90,021	$83,796

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended March 31,
	2005	2006
Revenue	$46,372	$46,035

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	39,567	39,470
General and administrative expense	3,622	3,255
Depreciation and amortization	398	410
Amortization of intangible assets	272	246

Total operating costs and expenses	43,859	43,381

Operating income	2,513	2,654
Interest income	8	117
Interest expense	(352)	(26)

Income before income taxes	2,169	2,745
Income tax expense	102	1,074

Net income	$2,067	$1,671

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	6,779	13,328
Net income per share	$0.30	$0.13

Diluted:
Weighted average shares and equivalent shares outstanding	7,554	13,502
Net income per share	$0.27	$0.12

Pro forma income tax information (See Note 10):
Income before taxes	$2,169
Pro forma provision for income taxes	843

Pro forma net income	$1,326

Pro forma earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	6,779
Pro forma net income per share	$0.20

Diluted:
Weighted average shares and equivalent shares outstanding	7,221
Pro forma net income per share	$0.18

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Three months ended March 31,
	2005	2006
Cash flows from operating activities
Net income	$2,067	$1,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	670	655
Decrease in cash surrender value of life insurance	334	—
Stock-based compensation expense	177	9
Deferred income tax benefit	—	699
Changes in operating assets and liabilities:
Accounts receivable, net	(1,980)	9,001
Prepaid expenses and other assets	(1,236)	(944)
Accounts payable	(839)	(572)
Accrued expenses/other current liabilities	949	(1,322)
Deferred rent	(83)	(103)

Net cash provided by operating activities	59	9,094

Cash flows from investing activities
Purchase of property and equipment	(456)	(53)
Proceeds from sale of property and equipment	—	3
Cash paid for purchase of SES	(1,919)	—

Net cash used in investing activities	(2,375)	(50)

Cash flows from financing activities
Borrowings on line of credit, net	3,776	—
Repayments on term loan	(466)	—
Principal payments under capital lease obligations	(83)	(71)
Distributions to stockholders	(940)	(5,866)

Net cash provided by (used in) financing activities	2,287	(5,937)

Net change in cash and cash equivalents	(29)	3,107
Cash and cash equivalents, beginning of year	40	12,323

Cash and cash equivalents, end of period	$11	$15,430

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$352	$26

Income taxes	$13	$24

Supplemental disclosure of non-cash activities:
Equipment acquired under capital leases	$66	$30

See accompanying notes

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for NCI, Inc. and its wholly-owned subsidiaries (the Company or NCI) as of and for the three months ended March 31, 2005 and 2006, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary to a fair statement of the results for the interim periods presented. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in NCI’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2006. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

2. Business Overview

NCI is a provider of information technology services and solutions to federal government agencies. The Company’s focus is on designing, implementing, maintaining and upgrading secure information technology (IT) systems and networks by leveraging the Company’s skills across four core service offerings: network engineering; information assurance; systems development and integration; and enterprise systems management. The Company provides these services to defense, intelligence and federal civilian agencies. Substantially all of the Company’s revenue was derived from contracts with the federal government, directly as a prime contractor or as a subcontractor. The Company conducts business throughout the United States. In addition, the Company may conduct business internationally in support of federal government contracts.

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

3. Summary of Significant Accounting Policies

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

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

In connection with the Company’s initial public offering, effective October 20, 2005, the Company revoked its status as an S corporation and became subject to taxation as a C corporation. Disclosures regarding accounting for income taxes for the three months ended March 31, 2006 are in Note 10.

The unaudited pro forma income tax information included in the statements of operations for the three months ended March 31, 2005, in the pro forma Earnings per Share calculation discussed below in this Note, and in Note 10, is presented in accordance with SFAS No. 109, Accounting for Income Taxes, as if the Company were taxed as a C corporation and thus subject to federal and certain state income taxes for that period.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Disclosure about fair value of financial instruments is based on pertinent information available to management. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

The following details the historical and pro forma computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended March 31, 2005 and 2006, respectively. The pro forma net income and earnings per share data for the three months ended March 31, 2005 are pro forma for C corporation income taxes. (See Note 10)

	Three months ended March 31,
	2005	2006
	(in thousands, except per share data)
Historical Net Income	$2,067	$1,671

Weighted average number of basic shares outstanding during the period	6,779	13,328
Dilutive effect of stock options after application of treasury stock method	775	174

Weighted average number of diluted shares outstanding during the period	7,554	13,502

Basic earnings per share	$0.30	$0.13
Diluted earnings per share	$0.27	$0.12

Pro forma net income (See Note 10)	$1,326

Weighted average number of basic shares outstanding during the period	6,779
Dilutive effect of stock options after application of treasury stock method	442

Weighted average number of diluted shares outstanding during the period	7,221

Pro forma basic earnings per share	$0.20
Pro forma diluted earnings per share	$0.18

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment,” which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123(R) eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board (APB) Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the prospective method. Under this method, compensation costs for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic-value method. The Company issued non-qualified stock options to employees at various times during 2003 and 2004 with vesting periods

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

ranging from zero to seven years and any related expense for the amount by which the fair market value at the date of grant exceeds the exercise price is being amortized over the applicable vesting periods. Under the prospective method, we will continue to apply APB No. 25 in future periods to awards outstanding at the date of adoption.

In adopting SFAS No, 123(R), companies must choose among alternative valuation models and amortization assumptions. The Company has elected to use the Black-Scholes-Merton option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

The following weighted-average assumptions were used for option grants made during the three months ended March 31, 2006:

•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted during the quarter ended March 31, 2006 was 35%.

•	Expected Term. Because the Company does not have significant historical data on employee exercise behavior, we have used the SEC safe-harbor for calculating the expected term by averaging the vesting period and term of the option. The options granted in the quarter ended March 31, 2006 have a five-year graded vesting period and a ten-year term, resulting in a 7.5 year expected term for valuation purposes.

•	Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The risk-free interest rate used in valuing options granted during the quarter ended March 31, 2005 was 4.66%.

•	Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero.

In prior years, under the intrinsic-value method of APB No. 25, the Company did not include an expected volatility rate in the valuation calculation. Additionally, the Company did not use an expected forfeiture rate when calculating option expense. Under SFAS No. 123(R), the Company has estimated forfeitures and is recognizing compensation expense only for those shares expected to vest.

During the three months ended March 31, 2006, the Company granted stock options to purchase 20,000 shares of Class A common stock at a weighted-average exercise price of $13.69 per share, the fair value of Class A common stock on the date of grant. The Black-Scholes-Merton weighted average valuation of the options granted during the three months ended March 31, 2006 was $6.56 per share. These options have a five-year grading vesting period and expire in ten years.

The following table summarizes stock option activity for the three months ended March 31, 2006:

	Options	Weighted average exercise price per share
	(in thousands, except per share data)
Outstanding at December 31, 2005	640	$7.88
Granted	20	13.69
Forfeited /cancelled	39	7.77
Exercised	—	—

Outstanding at March 31, 2006	621	$8.07

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Information regarding stock options outstanding at March 31, 2006 is summarized below:

Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable
	(in thousands)		(in years)	(in thousands)
$1.00 – $2.00	5	$1.90	7.6	5
$6.00 – $7.00	368	6.65	6.9	5
$10.00 – $11.00	228	10.02	8.7	16
$13.00 – $14.00	20	13.69	9.9	—

The Company recognized stock-based compensation expense of approximately $177,000 ($29,000 in Cost of Revenue and $148,000 in General and Administrative expenses) and $9,000 (-$19,000 in Cost of Revenue and $28,000 in General and Administrative expenses) in the three months ended March 31, 2005 and 2006, respectively. Of the stock-based compensation expense in the three months ended March 31, 2006, approximately $2,000 was related to the expense of new options granted during the quarter under SFAS No. 123(R).

Under the prospective method, results for the three months ended March 31, 2005 were not restated to include stock-based compensation expense. The table below presents the pro forma effects of recognizing the estimated fair value of stock-based compensation for the three months ended March 31, 2005.

Three months ended March 31, 2005
(in thousands, except per share data)
Net income as reported	$2,067
Add: Stock-based employee compensation expense as reported under APB No. 25 for all awards, net of related tax effects	177
Deduct: Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(194)

Pro forma net income	$2,050

Weighted average number of basic shares outstanding during the period	6,779
Weighted average number of diluted shares outstanding during the period	7,554

Pro forma basic earnings per share	$0.30
Pro forma diluted earnings per share	$0.27

As of March 31, 2006, there was approximately $759,000 of total unrecognized compensation cost related to unvested stock-based compensation agreements. Of this amount, approximately $648,000 is related to options accounted for under APB No. 25, and approximately $111,000 related to options granted during 2006 and accounted for under SFAS No. 123(R). This cost is expected to be fully amortized over the next five years, with approximately $190,000 per year over the next three years, approximately $160,000 in the fourth year, and $30,000 in the fifth year.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

4. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at December 31, 2005 and March 31, 2006 as follows:

	As of December 31, 2005	As of March 31, 2006
	(in thousands)
Billed receivables:
Billed receivables	$29,364	$19,121
Billable receivables at end of period	16,008	16,490

Total billed receivables	45,372	35,611
Total unbilled receivables	1,924	2,718

Total accounts receivable	47,296	38,329
Less: Allowance for doubtful accounts	685	720

Total accounts receivable, net	$46,611	$37,609

Unbilled receivables primarily consist of fees withheld by the client in accordance with the contract terms, items waiting on customer acceptance, and conditions that will be billed upon contract completion and approval of indirect rates.

5. Distributions Payable

In connection with the revocation of the S corporation tax status, the Board of Directors approved a distribution to the stockholders of record on the date of revocation representing the balance of undistributed S corporation earnings through the date of revocation. The distribution amount was determined after giving effect to the operating results through the revocation date with the filing of the final S corporation tax return. In January of 2006, the Company paid approximately $5.9 million in the final distribution of previously undistributed S corporation earnings to the stockholders of record at the S Corporation termination date. This amount is reflected as a current liability as of December 31, 2005.

6. Loan and Security Agreement

On March 14, 2006, the Company entered into a new Loan and Security Agreement (the Agreement.) Contemporaneously with the execution of the Agreement, the Company terminated the prior Loan and Security Agreement relating to the Company’s $30.0 million revolving credit facility, $14.0 million term note and $15.0 million time loan.

The borrowing capacity under the Agreement consists of a revolving credit facility with an original principal amount of up to $60.0 million and a swingline facility with an original principal amount of up to $5.0 million. The Agreement also has a $30.0 million accordion feature allowing the Company to increase its borrowing capacity to up to $90.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The credit facility expires on March 14, 2011.

The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion.

The Agreement contains various restrictive covenants that, among other things, restrict the Company’s ability to:

•	incur or guarantee additional debt;

•	make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock;

•	enter into transactions with certain affiliates;

•	create or permit certain liens; and

•	consolidate, merge or sell assets.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

6. Loan and Security Agreement (continued)

In addition, the Agreement contains certain financial covenants that require the Company to:

•	maintain a minimum tangible net worth;

•	maintain a minimum fixed charge coverage ratio and a ratio of funded debt to earnings; and

•	limit capital expenditures below certain thresholds.

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of March 31, 2006, there were no amounts outstanding under the credit facility.

7. Stockholders’ Equity and Related Items

Reincorporation Transaction

NCI was incorporated in Delaware in July 2005. In September 2005, the Company completed a merger and share exchange as a result of which NCI Information Systems, Inc., a Virginia corporation, became a wholly-owned subsidiary. Pursuant to a share exchange agreement, the majority stockholder of NCI Information Systems, Inc. transferred all of his shares of common stock of NCI Information Systems, Inc. to the Company’s wholly-owned subsidiary, NCI Acquisition, LLC, a Virginia limited liability company. The majority stockholder received one share of Class B common stock in exchange for each share he transferred. NCI Information Systems, Inc. then merged with the wholly-owned subsidiary, with NCI Information Systems, Inc. surviving the merger. As a result of this merger, each issued and outstanding share of common stock of NCI Information Systems, Inc., other than the shares transferred to the wholly-owned subsidiary by the majority stockholder, was converted into one share of Class A common stock. In connection with this merger, NCI assumed all of the issued and outstanding options to acquire capital stock of NCI Information Systems, Inc., and these options became exercisable for shares of the Company’s Class A common stock. As this transaction represented a merger of entities under common control, the transaction was accounted for similar to a pooling-of-interests whereby all financial information prior to the transactions has been restated as if the combined entity existed for the periods presented. The above transactions are collectively referred to herein as the “Reincorporation Transaction.”

Common Stock

As described in above, the Company completed the reincorporation of its business in September 2005. As a result, the Company maintains two classes of common stock. In connection with the initial public offering, on October 3, 2005 the Company affected a 1-for-1.9 reverse stock split of both its Class A and Class B common stock. The effect of this reincorporation, including the reverse stock split, has been reflected retroactively in the accompanying consolidated financial statements.

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

Stock Options

The Board of Directors of the Company duly adopted and approved the 2003 Performance Incentive Plan on January 31, 2003. The Board of Directors of the Company has adopted the 2005 Performance Incentive Plan (the Plan) which has been approved by the Company’s stockholders, and under which 3,157,895 shares of Class A common stock were reserved for

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

7. Stockholders’ Equity and Related Items (continued)

Stock Options (continued)

issuance under the Plan. Stock options granted under the 2003 Performance Incentive Plan, together with certain non-qualified stock options granted to two executives in 2000 and 2001, were assumed under the 2005 Performance Incentive Plan and, thereafter, became exercisable for shares of Class A common stock. The 2005 Performance Incentive Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees and consultants. The Board of Directors of the Company administers the Plan. Of the 3,157,895 shares reserved under the plan, 976,314 shares have been issued under exercised options, 620,762 are outstanding under current option agreements, and 1,560,819 shares are available for future grants.

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

During the first three months of 2005 and 2006, the Company granted options to purchase 0 and 20,000 shares of common stock, respectively, to certain employees and directors under the Plan. Stock-based compensation costs related to stock option grants has been reflected in the net income for the three months ended March 31, 2005 and 2006.

8. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract and a blanket purchase order. For the three months ended March 31, 2005 and 2006, the payments for services and expenses incurred under these agreements were approximately $215,000 and $101,000, respectively, of which $125,000 and $33,000, respectively, were included in accounts payable in those respective periods.

The Company has used private aircraft to accommodate the travel needs of our executives for Company business. These aircraft are owned, directly or indirectly, by Michael W. Solley, the President and a director of the Company. The Company has reimbursed approximately $29,500 and $0 during the three months ended March 31, 2005 and 2006, respectively, to Mr. Solley or his affiliates for fees and expenses associated with the business use of these aircraft.

Management believes that all transactions with related parties have been conducted based on then current market conditions.

9. Contingencies

Government Audits

Payments to the Company on federal government contracts are subject to adjustment upon audit by various agencies of the federal government. Audits of costs and the related payments have been performed by the various agencies through 2002 for the Company. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations or liquidity.

Litigation

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations or liquidity.

10. Income Taxes

In connection with the Company’s initial public offering, the Company’s S corporation status was terminated effective October 20, 2005, and the Company is thereafter subject to federal and state income taxes as a C corporation. Because the Company was an S corporation, deferred taxes were not historically reflected in the financial statements, and the Company was not responsible for these income taxes until the termination of its S corporation status. For informational purposes, the statements of income for the three month period ended March 31, 2005 include a pro forma provision for income taxes that would have been recorded if the Company had been a C corporation during this period when the Company’s S Corporation election was in effect, calculated in accordance with SFAS No. 109.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

10. Income Taxes (continued)

The differences between the provision for income taxes at the statutory U.S. federal income tax rate and those reported in the pro forma provision for income tax information for the period ending March 31, 2005 and the income tax provision recorded for the period ending March 31, 2006, relate to the impact of state and local income taxes and other differences. Other differences include, among other items, the nondeductible portion of meals and entertainment, nondeductible penalties and fines, nondeductible dues, and nondeductible officers’ life insurance premiums, as well as any tax-exempt items of income.

The reconciliation between statutory U.S. federal income tax rates and those reported in the consolidated statements of income for the unaudited pro forma income tax information for the three months ended March 31, 2005 and the unaudited income tax provision for the three months ended March 31, 2006 is as follows:

	2005	2006
Statutory federal income tax rate	34.0%	34.0%
State and local taxes, net of federal taxes	4.8	4.7
Other	0.1	0.4

	38.9%	39.1%

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

	Three months ended March 31,
	2005	2006
Department of Defense and intelligence agencies	73.4%	74.9%
Federal civilian agencies	26.2%	24.9%
Commercial and state & local entities	0.4%	0.2%

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

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2005	2006
Time-and-materials	61.4%	46.9%
Cost-plus	24.8%	31.9%
Fixed-price	13.8%	21.2%

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

Our revenue and profit under any of these contract types with additional incentive-fee arrangements may vary significantly from quarter to quarter due to our actual performance results and the timing of incentive fee notifications.

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

Provision for Income Taxes

Prior to October 20, 2005, the Company elected, by the consent of its stockholders, to be taxed as an S corporation under Subchapter S of the Internal Revenue Code (the Code) and under relevant sections of the tax law of the various states that conform to the Code. Under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level for federal tax purposes. As a result, NCI was not required to record a provision for federal income taxes. However, we have recorded a provision for state income taxes for those states that do not recognize the S corporation status. For all periods after October 20, 2005, the Company is taxed as a C corporation and is recording a provision for estimated taxes on that basis.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations and expresses each item as a percentage of revenue for the periods indicated.

	Three months ended March 31,		As a percentage of revenue Three months ended March 31,
	2005	2006	2005	2006
	(unaudited, in thousands)		(unaudited)
Revenue	$46,372	$46,035	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	39,567	39,470	85.3	85.7
General and administrative expenses	3,622	3,255	7.8	7.1
Depreciation and amortization	398	410	0.9	0.9
Amortization of intangible assets	272	246	0.6	0.5

Total operating costs and expenses	43,859	43,381	94.6	94.2

Operating income	2,513	2,654	5.4	5.8

Interest income	8	117	0.0	0.3
Interest expense	(352)	(26)	(0.7)	(0.1)

Income before income taxes	2,169	2,745	4.7	6.0
Provision for income taxes (1)	102	1,074	0.2	2.4

Net income	$2,067	$1,671	4.5%	3.6%

(1)	Provision for income taxes for the period ending March 31, 2005 only reflects taxes paid as an S corporation.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue: For the three months ended March 31, 2006, total revenue decreased by 0.7% or $0.3 million, over the same period a year ago. This decrease was primarily due to the loss of a subcontract in support of the Army, which had a $1.8 million negative impact on first quarter, and funding reductions on other programs, especially tasks in support of some of our civilian agencies. These decreases were offset by significant contract growth on an intelligence program and additional tasks received under various Army and Air Force programs.

Cost of revenue: Cost of revenue decreased 0.2%, or $0.1 million, for the three months ended March 31, 2006, as compared to the same period a year ago. The decrease was attributable to the decrease in revenue. As a percentage of revenue, cost of revenue was 85.3% and 85.7% for the quarters ended March 31, 2005 and 2006, respectively. Subcontractor and other direct costs as a percentage of cost of revenue increased, resulting in the higher cost of revenue as a percent of revenue.

General and Administrative Expenses: General and administrative expense decreased 10.1%, or $0.4 million, for the three months ended March 31, 2006, as compared to the same period a year ago. This reduction was attributable to lower stock compensation expense and lower bid and proposal costs, and was partially offset by increases in legal fees. As a percentage of revenue, general and administrative expenses were 7.8% and 7.1% for the quarters ended March 31, 2005 and 2006, respectively.

Depreciation and Amortization: Depreciation and amortization expense was approximately $0.4 million for each of the quarters ended March 31, 2005 and 2006.

Amortization of Intangible Asset: Amortization of intangible assets was approximately $0.3 million and $0.2 million, respectively, for the quarters ended March 31, 2005 and 2006. The decrease is due to lower amortization associated with the contracts and client relationships intangible related to the SES acquisition, which is being amortized using an accelerated amortization method.

Operating income: For the three months ended March 31, 2006, operating income was $2.7 million, or 5.8% of revenue, compared to $2.5 million, or 5.4%, for the three months ended March 31, 2005. Award fee notices, which have a direct impact on operating income, received in the three months ending March 31, 2006 were slightly lower than those received in the same period in the prior year. Operating income, as a percent of revenue, increased primarily due to lower general and administrative expenses and the slightly lower amortization of intangibles expense, which more than offset the higher cost of revenue as a percentage of revenue and the decrease in award fees received during the quarter.

Interest Income/Expense: The decrease in interest expense of $0.3 million and increase in interest income of $0.1 million for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was attributable to proceeds from the initial public offering in October 2005. The proceeds paid down all of our existing bank debt, thereby significantly reducing our interest expense, and our excess cash has been invested in high quality, highly liquid investments, increasing our interest income.

Income Taxes: The increase in income taxes of $1.0 million is the result of our conversion from an S corporation to a C corporation for income tax purposes. For the three months ended March 31, 2005, we have recorded a provision for state income taxes for only those states that do not recognize the S corporation status. The effective tax rate reflected in the three months ended March 31, 2006 is 39.1%. This effective rate is higher than the federal statutory rate primarily due to state and local taxes and certain non-deductible expenses.

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time-and-materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Cost-plus contracts automatically adjust for changes in cost. For our fixed-price contracts, we include a predetermined escalation factor to account for projected increases in costs. Historically, we generally have not been adversely affected by inflation.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investing in capital expenditures and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. We expect the combination of our current cash and cash equivalent balances, cash flow from operations and the available borrowing capacity on our credit facility to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to raise additional external capital.

Cash flow: The following table sets forth our sources and uses of cash for the three months ended March 31, 2005 and 2006.

	Three months ended March 31,
	2005	2006
	(in thousands)
Net cash provided by operating activities	$59	$9,094
Net cash used in investing activities	(2,375)	(50)
Net cash provided by (used in) financing activities	2,287	(5,937)

Net (decrease) increase in cash	$(29)	$3,107

Operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. Improving our invoicing and collection procedures remains a top priority in order to increase cash flow from operations. The increase in cash provided by operating activities for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily due to an decrease of $9.0 million in accounts receivable in during the first three months of 2006 due to improved collections, which resulted in a decrease in days sales outstanding from 90 days as of December 31, 2005 to 75 days as of March 31, 2006.

Cash flow used in investing activities consists primarily of capital expenditures and acquisitions. The $50,000 used in investing activities for the three months ended March 31, 2006 is for capital expenditures, whereas the $2.4 million in cash used for investing activities for the three months ended March 31, 2005 represents a $1.9 million for the final SES acquisition payments and $0.5 million in capital expenditures, the majority of which was due to leasehold improvements to expand government certified facilities to pursue additional classified business.

Cash flow used in financing activities consists primarily of proceeds from and payments on our loans, capital lease payments and distributions to our stockholders. During the three months ended March 31, 2006, we paid the final distribution to our S corporation stockholders of $5.9 million. During the three months ended March 31, 2005, we borrowed a net $3.8 million under our line of credit and paid out $0.5 million on our term loan and $0.9 million in distributions to the S corporation stockholders.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement consists of a revolving credit facility with an original principal amount of up to $60.0 million and a swingline facility with an original principal amount of up to $5.0 million. The Agreement also has a $30.0 million accordion feature allowing us to increase our borrowing capacity to up to $90.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The credit facility expires on March 14, 2011. Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of March 31, 2006, there were no amounts outstanding under the credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to our accompanying consolidated financial statements. We consider the accounting policies related to revenue recognition to be critical to the understanding of our results of operations. We prepare our financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123(R)), “Share-Based Payment,” using the prospective method. Under this method, compensation costs for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic-value method. Under the prospective method, we will continue to apply APB No. 25 in future periods to awards outstanding at the date of adoption. The Company issued non-qualified stock options to employees at various times during 2003 and 2004 with vesting periods ranging from zero to seven years and any related expense for the amount by which the fair market value at the date of grant exceeds the exercise price is being amortized over the applicable vesting periods. During 2005 and 2006, the Company issued incentive stock options and non-qualified stock options to employees and directors with vesting periods ranging from three to five years.

In adopting SFAS No, 123(R), companies must choose among alternative valuation models and amortization assumptions. The Company has elected to use the Black-Scholes-Merton option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. In valuing stock option grants, we use an expected volatility factor based on the historical volatility of the Company’s stock, an expected term equal to the vesting period plus the term of the option divided by two, a risk-free interest rate based on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grant, a dividend yield of zero based on the Company’s expectation to not pay dividends in the future, and an estimated forfeiture rate.

We estimated stock-based compensation expense from existing stock option agreements to be approximately $190,000 per year from 2006 through 2008, approximately $160,000 in 2009, and $30,000 in 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our revolving credit agreement and our term loan. These borrowings accrue interest at variable rates. Based upon our borrowings under these two facilities for the three months ended March 31, 2005, a 1% increase in interest rates would have increased interest expense by approximately $69,000 and would have decreased our cash flow by a comparable amount. Since we had no outstanding bank debt during the three months ended March 31, 2006, a change in interest rates would have had no impact on our interest expense or cash flow.

Additionally, we are subject to credit risks associated with our cash and cash equivalents, short-term investments and accounts receivable. We believe that the concentration of credit risks with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy that requires we invest excess cash in high quality investments which preserve principal, provide liquidity, and minimize investment risk. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the federal government or prime contractors working for the federal government.

Item 4. Controls and Procedures

Quarterly Evaluation. Management updated its key controls related to internal control over financial reporting as of March 31, 2006 and carried out an evaluation as of March 31, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This update and evaluation were done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that management present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.

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

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations or liquidity.

Item 1A. Risk Factors

No significant changes from those discussed in “Risk Factors” included in NCI, Inc.’s Form 10-K, filed with the Securities and Exchange Commission on March 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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

NCI, Inc.
Registrant

Date: May 9, 2006	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board and
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2006	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Senior Vice President
Chief Financial Officer
(Principal Accounting Officer)