Form 10-Q
period 2006-06-30
NCI, Inc.
filed 2006-08-09
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 1, 2006, there were 7,027,760 shares outstanding of the registrant’s Class A common stock. In addition, there are 6,300,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	As of December 31, 2005	As of June 30, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,323	$17,031
Accounts receivable, net	46,611	42,926
Deferred tax asset, net	4,570	3,179
Prepaid expenses and other current assets	669	779

Total current assets	64,173	63,915
Property and equipment, net	6,031	5,545
Other assets	558	783
Deferred tax asset, net	494	460
Intangible assets, net	1,338	850
Goodwill	17,427	17,427

Total assets	$90,021	$88,980

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,854	$10,484
Accrued salaries and benefits	9,416	8,488
Other accrued expenses/liabilities	2,936	3,928
Deferred revenue	1,012	566
Distributions payable	5,866	—

Total current liabilities	28,084	23,466
Other liabilities	204	210
Deferred rent	4,562	4,358

Total liabilities	32,850	28,034

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 7,027,760 shares issued and outstanding	134	134
Class B common stock, $0.019 par value—12,500,000 shares authorized; 6,300,000 shares issued and outstanding	120	120
Additional paid-in capital	57,658	57,581
Deferred compensation	(741)	(606)
Retained earnings	—	3,717

Total stockholders’ equity	57,171	60,946

Total liabilities and stockholders’ equity	$90,021	$88,980

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Revenue	$47,503	$47,857	$93,875	$93,891
Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	40,104	41,096	79,671	80,566
General and administrative expense	3,617	2,939	7,239	6,193
Depreciation and amortization	403	406	801	816
Amortization of intangible assets	267	242	539	488

Total operating costs and expenses	44,391	44,683	88,250	88,063

Operating income	3,112	3,174	5,625	5,828
Interest income	18	208	26	325
Interest expense	(416)	(19)	(768)	(45)

Income before income taxes	2,714	3,363	4,883	6,108
Income tax expense	118	1,316	220	2,391

Net income	$2,596	$2,047	$4,663	$3,717

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	6,779	13,328	6,779	13,328
Net income per share	$0.38	$0.15	$0.69	$0.28

Diluted:
Weighted average shares and equivalent shares outstanding	7,579	13,503	7,571	13,502
Net income per share	$0.34	$0.15	$0.62	$0.28

Pro forma income tax information: (See Note 10)
Income before taxes	$2,714		$4,883
Pro forma provision for income taxes	1,056		1,899

Pro forma net income	$1,658		$2,984

Pro forma earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	6,779		6,779
Pro forma net income per share	$0.24		$0.44

Diluted:
Weighted average shares and equivalent shares outstanding	7,237		7,230
Pro forma net income per share	$0.23		$0.41

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Six months ended June 30,
	2005	2006
Cash flows from operating activities
Net income	$4,663	$3,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,340	1,304
Decrease in cash surrender value of life insurance	334	—
(Gain) loss on sale and disposal of property and equipment	1	(1)
Stock-based compensation expense	373	57
Deferred income tax benefit	—	1,426
Changes in operating assets and liabilities:
Accounts receivable, net	(474)	3,685
Prepaid expenses and other assets	(323)	(336)
Accounts payable	1,144	1,630
Accrued expenses/other current liabilities	1,300	(385)
Deferred rent	(165)	(203)

Net cash provided by operating activities	8,193	10,894

Cash flows from investing activities
Purchase of property and equipment	(1,080)	(177)
Proceeds from sale of property and equipment	4	4
Cash paid for purchase of SES	(1,919)	—

Net cash used in investing activities	(2,995)	(173)

Cash flows from financing activities
Payments on line of credit, net	(708)	—
Repayments on term loan	(1,400)	—
Principal payments under capital lease obligations	(139)	(147)
Distributions to stockholders	(2,978)	(5,866)

Net cash (used in) provided by financing activities	(5,225)	(6,013)

Net change in cash and cash equivalents	(27)	4,708
Cash and cash equivalents, beginning of year	40	12,323

Cash and cash equivalents, end of period	$13	$17,031

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$769	$45

Income taxes	$191	$26

Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$70	$156

See accompanying notes

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for NCI, Inc. and its wholly-owned subsidiaries (the Company or NCI) as of and for the three and six months ended June 30, 2005 and 2006, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary to a fair statement of the results for the interim periods presented. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in NCI’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

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

In connection with the Company’s initial public offering, effective October 20, 2005, the Company revoked its status as an S corporation and became subject to taxation as a C corporation. Disclosures regarding accounting for income taxes for the three and six months ended June 30, 2006 are in Note 10.

The unaudited pro forma income tax information included in the statements of operations for the three and six months ended June 30, 2005, in the pro forma Earnings per Share calculation discussed below in this Note, and in Note 10, is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS No. 109), as if the Company were taxed as a C corporation and thus subject to federal and certain state income taxes for that period.

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

The following details the historical and pro forma computation of basic and diluted earnings per common share (Class A and Class B) for the three and six months ended June 30, 2005 and 2006, respectively. The pro forma net income and earnings per share data for the three and six months ended June 30, 2005 are pro forma for C corporation income taxes. (See Note 10)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Historical Net Income	$2,596	$2,047	$4,663	$3,717

Weighted average number of basic shares outstanding during the period	6,779	13,328	6,779	13,328
Dilutive effect of stock options after application of treasury stock method	800	175	792	174

Weighted average number of diluted shares outstanding during the period	7,579	13,503	7,571	13,502

Basic earnings per share	$0.38	$0.15	$0.69	$0.28
Diluted earnings per share	$0.34	$0.15	$0.62	$0.28
Pro forma net income	$1,658		$2,984

Weighted average number of basic shares outstanding during the period	6,779		6,779
Dilutive effect of stock options after application of treasury stock method	458		451

Weighted average number of diluted shares outstanding during the period	7,237		7,230

Pro forma basic earnings per share	$0.24		$0.44
Pro forma diluted earnings per share	$0.23		$0.41

Stock-Based Compensation

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

In adopting SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions. The Company uses the Black-Scholes-Merton option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant. The Company will reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate, or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

The following weighted-average assumptions were used for option grants made during the six months ended June 30, 2006:

Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted during the six months ended June 30, 2006 was 35%.

Expected Term. Because the Company does not have significant historical data on employee exercise behavior, we have used the SEC safe-harbor for calculating the expected term by averaging the vesting period and term of the option. The options granted during the six months ended June 30, 2006 have a five-year graded vesting period and a ten-year term, resulting in a 7.5 year expected term for valuation purposes.

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The risk-free interest rate used in valuing options granted during the six months ended June 30, 2006 was 4.66%.

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

During the six months ended June 30, 2006, the Company granted stock options to purchase 20,000 shares of Class A common stock at a weighted average exercise price of $13.69 per share, the fair value of Class A common stock on the date of grant. The Black-Scholes-Merton weighted average valuation of the options granted during the six months ended June 30, 2006 was $6.56 per share. These options have a five-year grading vesting period and expire in ten years.

The following table summarizes stock option activity for the six months ended June 30, 2006:

	Options	Weighted average exercise price per share
	(in thousands, except per share data)
Outstanding at December 31, 2005	640	$7.88
Granted	20	13.69
Forfeited/cancelled	39	7.77
Exercised	—	—

Outstanding at June 30, 2006	621	$8.07

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Information regarding stock options outstanding at June 30, 2006 is summarized below:

Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable
	(in thousands)		(in years)	(in thousands)
$1.00 – $2.00	5	$1.90	7.3	5
$6.00 – $7.00	368	6.65	6.7	5
$10.00 – $11.00	228	10.02	8.4	49
$13.00 – $14.00	20	13.69	9.7	—

The Company recognized stock-based compensation expense of approximately $196,000 and $373,000 ($29,000 and $58,000 in Cost of Revenue and $167,000 and $316,000 in General and Administrative expenses) in the three and six months ended June 30, 2005, respectively, and approximately $48,000 and $57,000 ($20,000 and $2,000 in Cost of Revenue and $28,000 and $55,000 in General and Administrative expenses) in the three and six months ended June 30, 2006, respectively. Of the stock-based compensation expense in the three months and six months ended June 30, 2006, approximately $5,000 and $7,000, respectively, was related to the expense of new options granted during 2006 under SFAS No. 123(R).

Under the prospective method, results for the three and six months ended June 30, 2005 were not restated to include stock-based compensation expense. The table below presents the pro forma effects of recognizing the estimated fair value of stock-based compensation for the three and six months ended June 30, 2005.

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(in thousands, except per share data)
Net income as reported	$2,596	$4,663
Add: Stock-based employee compensation expense as reported under APB No. 25 for all awards, net of related tax effects	196	373
Deduct: Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(224)	(418)

Pro forma net income	$2,568	$4,618

Weighted average number of basic shares outstanding during the period	6,779	6,779
Weighted average number of diluted shares outstanding during the period	7,579	7,571

Pro forma basic earnings per share	$0.38	$0.68
Pro forma diluted earnings per share	$0.34	$0.61

As of June 30, 2006, there was approximately $710,000 of total unrecognized compensation cost related to unvested stock-based compensation agreements. Of this amount, approximately $606,000 is related to options accounted for under APB No. 25, and approximately $104,000 related to options granted during 2006 and accounted for under SFAS No. 123(R). This cost is expected to be fully amortized over the next five years, with approximately $190,000 per year from 2006 through 2008, approximately $160,000 in 2009, and $30,000 in 2010.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

4. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at December 31, 2005 and June 30, 2006 as follows:

	As of December 31, 2005	As of June 30, 2006
	(in thousands)
Billed receivables:
Billed receivables	$29,364	$24,382
Billable receivables at end of period	16,008	16,778

Total billed receivables	45,372	41,160
Total unbilled receivables	1,924	2,541

Total accounts receivable	47,296	43,701
Less: Allowance for doubtful accounts	685	775

Total accounts receivable, net	$46,611	$42,926

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

6. Loan and Security Agreement

On March 14, 2006, the Company entered into a new Loan and Security Agreement (the Agreement). Contemporaneously with the execution of the Agreement, the Company terminated the prior Loan and Security Agreement relating to the Company’s $30.0 million revolving credit facility, $14.0 million term note and $15.0 million time loan.

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

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

6. Loan and Security Agreement (continued)

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of June 30, 2006, there were no amounts outstanding under the credit facility.

On August 1, 2006, the Company entered into the First Amendment (the Amendment) to the Loan and Security Agreement dated as of March 14, 2006. In general, the Amendment permits the Company to indemnify and grant liens in favor of surety companies that issue performance bonds guaranteeing performance under certain of federal government contracts, provided that the aggregate amount of work to be performed under all such bonded contracts shall not exceed $20,000,000 at any time.

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

Common Stock

As described above, the Company completed the reincorporation of its business in September 2005. As a result, the Company maintains two classes of common stock. In connection with the initial public offering, on October 3, 2005, the Company affected a 1-for-1.9 reverse stock split of both its Class A and Class B common stock. The effect of this reincorporation, including the reverse stock split, has been reflected retroactively in the accompanying consolidated financial statements.

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

Stock options granted in 2003 and 2004 under the Plan will fully vest over a period of zero to seven years from the date of grant in accordance with the individual stock option agreement. The achievement of certain performance criteria, or a change in control as defined by the option agreements may accelerate the vesting period. Stock options granted during 2005 and 2006 will fully vest over a period of three to five years from the date of grant in accordance with the individual stock option agreement.

During the first six months of 2005 and 2006, the Company granted options to purchase 78,945 and 20,000 shares of common stock, respectively, to certain employees and directors under the Plan. Stock-based compensation costs related to stock option grants has been reflected in the net income for the three and six months ended June 30, 2005 and 2006.

8. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract and a blanket purchase order. For the three months and six months ended June 30, 2005, the payments for services and expenses incurred under these agreements were approximately $356,000 and $571,000, respectively, of which $91,000 was included in accounts payable at June 30, 2005. For the three months and six months ended June 30, 2006, approximately $96,000 and $198,000 was incurred for services and expenses incurred under these agreements, respectively, of which $45,000 was included in accounts payable as of June 30, 2006.

The Company has used private aircraft to accommodate the travel needs of our executives for Company business. These aircraft are owned, directly or indirectly, by Michael W. Solley, the President and a director of the Company. The Company has reimbursed approximately $6,000 and $36,000 during the three and six months ended June 30, 2005, respectively, and nothing during the three and six months ended June 30, 2006, to Mr. Solley or his affiliates for fees and expenses associated with the business use of these aircraft.

Management believes that all transactions with related parties have been conducted based on then current market conditions.

9. Contingencies

Government Audits

Payments to the Company on federal government contracts are subject to adjustment upon audit by various agencies of the federal government. Audits of costs and the related payments have been performed by the various agencies through 2003 for NCI Information Systems, Inc. and through 2002 for SES. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations or liquidity.

Litigation

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations or liquidity.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

10. Income Taxes

In connection with the Company’s initial public offering, the Company’s S corporation status was terminated effective October 20, 2005, and the Company is thereafter subject to federal and state income taxes as a C corporation. Because the Company was an S corporation, deferred taxes were not historically reflected in the financial statements, and the Company was not responsible for these income taxes until the termination of its S corporation status. For informational purposes, the statements of income for the three month and six month periods ended June 30, 2005 include a pro forma provision for income taxes that would have been recorded if the Company had been a C corporation during this period when the Company’s S Corporation election was in effect, calculated in accordance with SFAS No. 109.

The differences between the provision for income taxes at the statutory U.S. federal income tax rate and those reported in the pro forma provision for income tax information for the three and six month periods ending June 30, 2005 and the income tax provision recorded for the three and six month periods ending June 30, 2006, relate to the impact of state and local income taxes and other differences. Other differences include, among other items, the nondeductible portion of meals and entertainment, nondeductible penalties and fines, nondeductible dues, and nondeductible officers’ life insurance premiums, as well as any tax-exempt items of income.

The reconciliation between statutory U.S. federal income tax rates and those reported in the consolidated statements of income for the unaudited pro forma income tax information for the three and six months ended June 30, 2005 and the unaudited income tax provision for the three and six months ended June 30, 2006 is as follows:

	2005	2006
Statutory federal income tax rate	34.0%	34.0%
State and local taxes, net of federal taxes	4.8	4.7
Other	0.1	0.4

	38.9%	39.1%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: regional and national economic conditions in the United States, including conditions that result from terrorist activities or war; changes in interest rates; currency fluctuations; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; the risks and uncertainties associated with client interest in and purchases of new products and/or services; continued funding of U.S. Government or other public sector projects, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, turmoil in the Middle East, the war on terrorism or rebuilding Iraq; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; individual business decisions of our clients; the financial condition of our clients; paradigm shifts in technology; competitive factors such as pricing pressures and competition to hire and retain employees (particularly those with security clearances); our ability to complete and implement acquisitions appropriate to achievement of our strategic plans; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) delays related to agency specific funding freezes, (iv) competition for task orders under Government Wide Acquisition Contracts (GWACS) and/or schedule contracts with the General Services Administration; and (iv) expensing of stock options; our own ability to achieve the objectives of near term or long range business plans; and other risks described in the Company’s Securities and Exchange Commission filings.

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

network engineering;

information assurance;

systems development and integrations; and

enterprise systems management.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Department of Defense and intelligence agencies (1)	72.8%	78.6%	73.0%	78.2%
Federal civilian agencies (1)	26.7%	21.2%	26.5%	21.6%
Commercial and state & local entities	0.5%	0.2%	0.5%	0.2%

(1)	Percentages may not reflect disclosure in prior filings as a result of the reclassification during the second quarter of 2006 of a contract awarded in third quarter 2005, that was initially classified as a federal civilian agency contract, as a Department of Defense and intelligence agency contract.

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

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Time-and-materials	57.5%	44.6%	59.4%	45.7%
Cost-plus	26.5%	29.1%	25.7%	30.5%
Fixed-price	16.0%	26.3%	14.9%	23.8%

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

	As a percentage of revenue Three months ended June 30,		As a percentage of revenue Six months ended June 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	84.4	85.9	84.9	85.8
General and administrative expenses	7.6	6.1	7.7	6.6
Depreciation and amortization	0.8	0.9	0.8	0.9
Amortization of intangible assets	0.6	0.5	0.6	0.5

Total operating costs and expenses	93.4	93.4	94.0	93.8

Operating income	6.6	6.6	6.0	6.2

Interest income	0.0	0.4	0.0	0.3
Interest expense	(0.9)	(0.0)	(0.8)	(0.0)

Income before taxes	5.7	7.0	5.2	6.5
Provision for income taxes (1)	0.2	2.7	0.2	2.5

Net income	5.5%	4.3%	5.0%	4.0%

(1)	Provision for income taxes for the periods ending June 30, 2005 only reflects taxes paid as an S corporation.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue: For the three months ended June 30, 2006, total revenue increased by 0.7% or $0.4 million, over the same period a year ago. This increase was primarily due new task orders under our GWAC contract vehicles, primarily ITES and NETCENTS, as well as growth under an intelligence program. These increases were partially offset by funding reductions on some intelligence and civilian contracts.

Cost of revenue: Cost of revenue increased 2.5%, or $1.0 million, for the three months ended June 30, 2006, as compared to the same period a year ago. The increase was attributable to an increase in subcontractor and other direct costs and the increase in revenue. As a percentage of revenue, cost of revenue was 85.9% and 84.4% for the quarters ended June 30, 2006 and 2005, respectively. The 1.5% increase in cost of revenue as a percentage of revenue for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 resulted primarily from an increase in subcontractor and other direct costs as a percentage of cost of revenue.

General and Administrative Expenses: General and administrative expense decreased 18.8%, or $0.7 million, for the three months ended June 30, 2006, as compared to the same period a year ago. This reduction was attributable to lower stock compensation expense, lower bid and proposal costs, and a reduction of other expenses, including IPO related costs. As a percentage of revenue, general and administrative expenses were 6.1% and 7.6% for the quarters ended June 30, 2006 and 2005, respectively.

Depreciation and Amortization: Depreciation and amortization expense was approximately $0.4 million for each of the quarters ended June 30, 2006 and 2005.

Amortization of Intangible Assets: Amortization of intangible assets was approximately $0.2 million and $0.3 million, respectively, for the quarters ended June 30, 2006 and 2005. The decrease is due to lower amortization associated with the contracts and client relationships intangible related to the SES acquisition, which is being amortized using an accelerated amortization method.

Operating income: For the three months ended June 30, 2006, operating income was $3.2 million, or 6.6% of revenue, compared to $3.1 million, or 6.6% of revenue, for the three months ended June 30, 2005. Award fee notices, which have a direct impact on operating income, received in the three months ending June 30, 2006 were approximately $250,000 lower than those received in the same period in the prior year. The lower general and administrative costs offset the higher cost of revenue and lower award fees. Operating income, as a percent of revenue, was consistent between the two periods.

Interest Income/Expense: The decrease in interest expense of $0.4 million and increase in interest income of $0.2 million for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 was attributable to proceeds from our initial public offering in October 2005. The proceeds paid down all of our existing bank debt, thereby significantly reducing our interest expense, and our excess cash has been invested in high quality, highly liquid investments, increasing our interest income.

Income Taxes: The increase in income taxes of $1.2 million is the result of our conversion from an S corporation to a C corporation for income tax purposes. For the three months ended June 30, 2005, we have recorded a provision for state income taxes for only those states that do not recognize the S corporation status. The effective tax rate reflected for the three months ended June 30, 2006 is 39.1%. This effective rate is higher than the federal statutory rate primarily due to state and local taxes and certain non-deductible expenses.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue: Revenue was $93.9 million for each of the six-month periods ending June 30, 2006 and 2005. While revenue is comparable between the two periods, we have experienced growth on a number of our existing programs and received a number of new task orders under our NETCENTS and ITES contracts. This growth was offset by the loss of a subcontract in support of the Army of approximately $2.3 million, and approximately $7.3 million in funding reductions on a number of civilian and intelligence programs.

Cost of revenue: Cost of revenue increased 1.1%, or $0.9 million, for the six months ended June 30, 2006 compared to the same period in the prior year. As a percentage of revenue, cost of revenue is 85.8% for the six months ended June 30, 2006, compared to 84.9% for the same period of the prior year. This increased cost of revenue, in both dollars and as a percent of revenue, is due to increased subcontractor and other direct costs.

General and Administrative Expenses: General and administrative expense decreased 14.4%, or $1.0 million, for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. This reduction was attributable to lower stock compensation expense, lower bid and proposal costs, and a reduction of other expenses, including IPO related costs. As a percentage of revenue, general and administrative expenses were 6.6% and 7.7% for the six months ended June 30, 2006 and 2005, respectively.

Depreciation and Amortization: Depreciation and amortization expense was approximately $0.8 million for each of the six-month periods ending June 30, 2006 and 2005.

Amortization of Intangible Assets: Amortization of intangible assets was approximately $0.5 million for each of the six-month periods ending June 30, 2006 and 2005.

Operating income: For the six months ended June 30, 2006, operating income was $5.8 million, or 6.2% of revenue, compared to $5.6 million, or 6.0% of revenue, for the six months ended June 30, 2005. Award fee notices, which have a direct impact on operating income, received in the six months ending June 30, 2006 were approximately $400,000 lower than those received in the same period in the prior year. The lower general and administrative costs offset the higher cost of revenue and lower award fees, resulting in the higher operating margin.

Interest Income/Expense: The decrease in interest expense of $0.7 million and increase of interest income of $0.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, is the result of initial public offering completed in October 2005. The proceeds were used to pay down all of our existing bank debt and the excess cash has been invested in high quality liquid investments, thereby reducing interest expense and increasing interest income.

Income Taxes: The increase in income taxes of $2.2 million is the result of our conversion from an S corporation to a C corporation for income tax purposes. For the six months ended June 30, 2005, we have recorded a provision for state income taxes for only those states that do not recognize the S corporation status. The effective tax rate reflected for the six months ended June 30, 2006 is 39.1%. This effective rate is higher than the federal statutory rate primarily due to state and local taxes and certain non-deductible expenses.

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. Under our time-and-materials contracts, labor rates are usually adjusted annually by predetermined escalation factors. Cost-plus contracts automatically adjust for changes in cost. For our fixed-price contracts, we include a predetermined escalation factor to account for projected increases in costs. Historically, we generally have not been materially adversely affected by inflation.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investing in capital expenditures and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations, borrowings under our credit facility and proceeds from our initial public offering to provide the capital for our liquidity needs. We expect the combination of our current cash and cash equivalent balances, cash flow from operations and the available borrowing capacity on our credit facility to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to raise additional external capital or increase our borrowings.

Cash flow: The following table sets forth our sources and uses of cash for the six months ended June 30, 2005 and 2006.

	Six months ended June 30,
	2005	2006
	(in thousands)
Net cash provided by operating activities	$8,193	$10,894
Net cash used in investing activities	(2,995)	(173)
Net cash provided by (used in) financing activities	(5,225)	(6,013)

Net (decrease) increase in cash	$(27)	$4,708

Operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. Cash provided by operating activities for the six months ended June 30, 2006 was the result of net income of $3.7 million, depreciation and other non-cash items of $2.8 million, and net changes in operating assets and liabilities of $4.4 million, primarily due to decreased receivables and increases in accounts payable. Cash provided by operating activities for the six months ended June 30, 2005 was the result of net income of $4.6 million, depreciation and other non-cash items of $2.0 million, and a net increase in accounts payable and accrued expenses of $2.4 million.

Cash flow used in investing activities consists primarily of capital expenditures and acquisitions. The $173,000 used in investing activities for the six months ended June 30, 2006 is primarily for capital expenditures, whereas the $3.0 million in cash used for investing activities for the six months ended June 30, 2005 represents a $1.9 million payout for the final SES acquisition payments and $1.1 million in capital expenditures, the majority of which was due to leasehold improvements to expand government certified facilities to pursue additional classified business.

Cash flow used in financing activities consists primarily of proceeds from and payments on our loans, capital lease payments and distributions to our stockholders. During the six months ended June 30, 2006, we paid the final distribution to our S corporation stockholders of $5.9 million. During the six months ended June 30, 2005, we paid a net $0.7 million on our line of credit, paid $1.4 million on our term loan, and paid out $3.0 million in distributions to the S corporation stockholders.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement (the Agreement) consists of a revolving credit facility with an original principal amount of up to $60.0 million and a swingline facility with an original principal amount of up to $5.0 million. The Agreement also has a $30.0 million accordion feature allowing us to increase our borrowing capacity to up to $90.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The credit facility expires on March 14, 2011. Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of June 30, 2006, there were no amounts outstanding under the credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our Loan and Security Agreement. Since we had no outstanding bank debt during the three and six months ended June 30, 2006, a change in interest rates would have had no impact on our interest expense or cash flow.

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

Item 4. Controls and Procedures

Quarterly Evaluation. Management carried out an evaluation as of June 30, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that management present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.

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

Scope of the Assessments. The assessment by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the Company’s disclosure controls and procedures included a review of procedures and discussions with other employees in the Company’s organization. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The assessments of the Company’s disclosure controls and procedures is done on a periodic basis so that the conclusions can be reported in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. The Company’s key controls related to its internal control over financial reporting are updated on a periodic basis by management and other personnel in the Company’s accounting department.

Evaluation of the Effectiveness of Disclosure Controls and Procedures. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. The Company made no change to its internal control over financial reporting during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

An Annual Meeting of Stockholders was held on June 14, 2006 (the “Annual Meeting”). The following proposals were voted upon at the Annual Meeting:

Proposal 1	The election of seven directors to serve a one year term, or until their respective successors have been duly elected and qualified.

Proposal 2	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the current fiscal year.

A summary of the voting for proposal voted upon at the Annual Meeting is as follows:

Proposal	For	Against or Withheld	Abstain	Broker Non-Votes
Proposal 1
Charles K. Narang	68,928,651	267,501	—	—
James P. Allen	69,075,334	120,818	—	—
John E. Lawler	69,051,534	144,618	—	—
Paul V. Lombardi	69,075,334	120,818	—	—
J. Patrick McMahon	69,075,034	121,118	—	—
Michael W. Solley	69,075,534	120,618	—	—
Daniel R. Young	69,075,234	120,918	—	—
Proposal 2	69,195,852	100	200	—

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

10.1	First Amendment to Loan and Security Agreement, dated August 1, 2006, by and among NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent.
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Section 906 Certification of the Chief Executive Officer
32.2	Section 906 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: August 8, 2006	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board,
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2006	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)