Form 10-Q
period 2006-09-30
NCI, Inc.
filed 2006-11-07
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 1, 2006, there were 7,027,760 shares outstanding of the registrant’s Class A common stock. In addition, there are 6,300,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,323	$18,599
Accounts receivable, net	46,611	54,494
Deferred tax asset, net	4,570	2,502
Prepaid expenses and other current assets	669	1,153

Total current assets	64,173	76,748
Property and equipment, net	6,031	5,243
Other assets	558	821
Deferred tax asset, net	494	432
Intangible assets, net	1,338	612
Goodwill	17,427	17,427

Total assets	$90,021	$101,283

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,854	$18,575
Accrued salaries and benefits	9,416	8,612
Other accrued expenses/liabilities	2,936	5,482
Deferred revenue	1,012	787
Distributions payable	5,866	—

Total current liabilities	28,084	33,456
Other liabilities	204	185
Deferred rent	4,562	4,242

Total liabilities	32,850	37,883

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 7,027,760 shares issued and outstanding	134	134
Class B common stock, $0.019 par value—12,500,000 shares authorized; 6,300,000 shares issued and outstanding	120	120
Additional paid-in capital	57,658	57,563
Deferred compensation	(741)	(548)
Retained earnings	—	6,131

Total stockholders’ equity	57,171	63,400

Total liabilities and stockholders’ equity	$90,021	$101,283

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenue	$50,081	$59,895	$143,956	$153,786

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	43,038	52,221	122,709	132,786
General and administrative expense	3,053	3,325	10,292	9,519
Depreciation and amortization	418	422	1,219	1,238
Amortization of intangible assets	261	238	800	726

Total operating costs and expenses	46,770	56,206	135,020	144,269

Operating income	3,311	3,689	8,936	9,517
Interest income	29	259	55	584
Interest expense	(491)	(22)	(1,260)	(67)

Income before income taxes	2,849	3,926	7,731	10,034
Income tax expense	129	1,512	348	3,903

Net income	$2,720	$2,414	$7,383	$6,131

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	6,779	13,328	6,779	13,328
Net income per share	$0.40	$0.18	$1.09	$0.46

Diluted:
Weighted average shares and equivalent shares outstanding	7,641	13,450	7,636	13,485
Net income per share	$0.36	$0.18	$0.97	$0.45

Pro forma income tax information: (See Note 10)
Income before taxes	$2,849		$7,731
Pro forma provision for income taxes	1,108		3,006

Pro forma net income	$1,741		$4,725

Pro forma earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	6,779		6,779
Pro forma net income per share	$0.26		$0.70

Diluted:
Weighted average shares and equivalent shares outstanding	7,264		7,241
Pro forma net income per share	$0.24		$0.65

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands)

	Nine months ended September 30,
	2005	2006
Cash flows from operating activities
Net income	$7,383	$6,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,019	1,964
Decrease in cash surrender value of life insurance	334	—
Gain on sale and disposal of property and equipment	(2)	(3)
Stock-based compensation expense	540	97
Deferred income taxes	—	2,131
Changes in operating assets and liabilities:
Accounts receivable, net	(4,700)	(7,883)
Prepaid expenses and other assets	(846)	(748)
Accounts payable	2,846	9,722
Accrued expenses/other current liabilities	1,617	1,544
Deferred rent	(185)	(319)

Net cash provided by operating activities	9,006	12,636

Cash flows from investing activities
Purchase of property and equipment	(1,171)	(273)
Proceeds from sale of property and equipment	8	6
Cash paid for purchase of SES	(1,919)	—

Net cash used in investing activities	(3,082)	(267)

Cash flows from financing activities
Proceeds from line of credit, net	17,332	—
Repayments on term loan	(2,100)	—
Principal payments under capital lease obligations	(205)	(227)
Distributions to stockholders	(20,978)	(5,866)

Net cash used in financing activities	(5,951)	(6,093)

Net change in cash and cash equivalents	(27)	6,276
Cash and cash equivalents, beginning of year	40	12,323

Cash and cash equivalents, end of period	$13	$18,599

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,260	$67

Income taxes	$312	$26

Supplemental disclosure of non-cash activities:
Equipment acquired under capital leases	$93	$181

See accompanying notes

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for NCI, Inc. and its wholly-owned subsidiaries (the Company or NCI) as of and for the three and nine months ended September 30, 2005 and 2006, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary to a fair presentation of the results for such periods. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in NCI’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 30, 2006. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

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

Revenue Recognition

Substantially all of the Company’s revenue is derived from services and solutions provided to the federal government, primarily by Company employees and, to a lesser extent, subcontractors. In some cases, revenue includes third-party hardware and software purchased on behalf of clients. The level of hardware and software purchases made for clients may vary from period to period depending on specific contract and client requirements. The Company generates its revenue from three different types of contractual arrangements: time-and-materials contracts; cost-plus contracts; and fixed-price contracts.

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

Contract accounting requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of award fees for certain contracts are also a significant factor in estimating revenue and profit rates based on actual and anticipated awards. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.

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

In connection with the Company’s initial public offering, effective October 20, 2005, the Company revoked its status as an S corporation and became subject to taxation as a C corporation. Disclosures regarding accounting for income taxes for the three and nine months ended September 30, 2006 are in Note 10.

The unaudited pro forma income tax information included in the statements of operations for the three and nine months ended September 30, 2005, in the pro forma Earnings per Share calculation discussed below in this Note, and in Note 10, is presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS No. 109), as if the Company were taxed as a C corporation and thus subject to federal and certain state income taxes for that period.

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

The following details the historical and pro forma computation of basic and diluted earnings per common share (Class A and Class B) for the three and nine months ended September 30, 2005 and 2006, respectively. The pro forma net income and earnings per share data for the three and nine months ended September 30, 2005 are pro forma for C corporation income taxes. (See Note 10)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Historical Net Income	$2,720	$2,414	$7,383	$6,131

Weighted average number of basic shares outstanding during the period	6,779	13,328	6,779	13,328
Dilutive effect of stock options after application of treasury stock method	862	122	857	157

Weighted average number of diluted shares outstanding during the period	7,641	13,450	7,636	13,485

Basic earnings per share	$0.40	$0.18	$1.09	$0.46
Diluted earnings per share	$0.36	$0.18	$0.97	$0.45

Pro forma net income	$1,741		$4,725

Weighted average number of basic shares outstanding during the period	6,779		6,779
Dilutive effect of stock options after application of treasury stock method	485		462

Weighted average number of diluted shares outstanding during the period	7,264		7,241

Pro forma basic earnings per share	$0.26		$0.70
Pro forma diluted earnings per share	$0.24		$0.65

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

The following weighted-average assumptions were used for option grants made during the nine months ended September 30, 2006:

•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. The expected volatility factor used in valuing options granted during the nine months ended September 30, 2006 was 35.31%.

•	Expected Term. Because the Company does not have significant historical data on employee exercise behavior, we have used the SEC safe-harbor for calculating the expected term by averaging the vesting period and term of the option. The expected term factor used in valuing options granted during the nine months ended September 30, 2006 was 6.4 years.

•	Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The risk-free interest rate used in valuing options granted during the nine months ended September 30, 2006 was 4.82%.

•	Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero.

In prior years, under the intrinsic-value method of APB No. 25, the Company did not include an expected volatility rate in the valuation calculation. Additionally, the Company did not use an expected forfeiture rate when calculating option expense. Under SFAS No. 123(R), the Company has estimated forfeitures and is recognizing compensation expense only for those shares expected to vest.

During the nine months ended September 30, 2006, the Company granted stock options to purchase 40,000 shares of Class A common stock at a weighted average exercise price of $13.13 per share, the fair value of Class A common stock on the date of grant. The Black-Scholes-Merton weighted average valuation of the options granted during the nine months ended September 30, 2006 was $5.84 per share. These options have a graded vesting period between three- and five-years and an expiration period between seven and ten years.

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

The following table summarizes stock option activity for the nine months ended September 30, 2006:

	Options	Weighted average exercise price per share
	(in thousands, except per share data)
Outstanding at December 31, 2005	640	$7.88
Granted	40	13.13
Forfeited/cancelled	(50)	7.53
Exercised	—	—

Outstanding at September 30, 2006	630	$8.24

Information regarding stock options outstanding at September 30, 2006 is summarized below:

Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable
	(in thousands)		(in years)	(in thousands)
$1.00 – $2.00	5	$1.90	7.1	5
$6.00 – $7.00	357	6.65	6.4	8
$10.00 – $11.00	228	10.02	8.2	49
$12.00 – $14.00	40	13.13	8.1	—

The Company recognized stock-based compensation expense of approximately $166,000 and $540,000 ($0 and $57,000 in Cost of Revenue and $166,000 and $483,000 in General and Administrative expenses) in the three and nine months ended September 30, 2005, respectively, and approximately $40,000 and $97,000 ($10,000 and $11,000 in Cost of Revenue and $30,000 and $86,000 in General and Administrative expenses) in the three and nine months ended September 30, 2006, respectively. Of the stock-based compensation expense in the three months and nine months ended September 30, 2006, approximately $11,000 and $18,000, respectively, was related to the expense of new options granted during 2006 under SFAS No. 123(R).

Under the prospective method, results for the three and nine months ended September 30, 2005 were not restated to include stock-based compensation expense. The table below presents the pro forma effects of recognizing the estimated fair value of stock-based compensation for the three and nine months ended September 30, 2005.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(in thousands, except per share data)
Net income as reported	$2,720	$7,383
Add: Stock-based employee compensation expense as reported under APB No. 25 for all awards, net of related tax effects	166	540
Deduct: Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(181)	(599)

Pro forma net income	$2,705	$7,324

Weighted average number of basic shares outstanding during the period	6,779	6,779
Weighted average number of diluted shares outstanding during the period	7,641	7,636

Pro forma basic earnings per share	$0.40	$1.08
Pro forma diluted earnings per share	$0.35	$0.96

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

3. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

As of September 30, 2006, there was approximately $735,000 of total unrecognized compensation cost related to unvested stock-based compensation agreements. Of this amount, approximately $548,000 is related to options accounted for under APB No. 25, and approximately $188,000 related to options granted during 2006 and accounted for under SFAS No. 123(R). This cost is expected to be fully amortized over the next five years, with approximately $54,000 in fourth quarter of 2006, and approximately $214,000 in 2007, $209,000 in 2008, $203,000 in 2009, $51,000 in 2010, and $4,000 in 2011.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations, and therefore the ultimate impact of its adoption is not yet know.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations, and therefore the ultimate impact of its adoption is not yet know.

4. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at December 31, 2005 and September 30, 2006 as follows:

	As of December 31, 2005	As of September 30, 2006
	(in thousands)
Billed receivables:
Billed receivables	$29,364	$29,087
Billable receivables at end of period	16,008	24,047

Total billed receivables	45,372	53,134
Total unbilled receivables	1,924	2,150

Total accounts receivable	47,296	55,284
Less: Allowance for doubtful accounts	685	790

Total accounts receivable, net	$46,611	$54,494

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

The borrowing capacity under the Agreement consists of a revolving credit facility with an original principal amount of up to $60.0 million, which includes a swingline facility with an original principal amount of up to $5.0 million. The Agreement also has a $30.0 million accordion feature allowing the Company to increase its borrowing capacity to up to $90.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The credit facility expires on March 14, 2011.

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

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of September 30, 2006, there were no amounts outstanding under the credit facility.

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

Stock Options

The Board of Directors of the Company duly adopted and approved the 2003 Performance Incentive Plan (the Old Plan) on January 31, 2003. The Board of Directors of the Company has adopted the 2005 Performance Incentive Plan (the Plan) which has been approved by the Company’s stockholders, and under which 3,157,895 shares of Class A common stock were reserved for issuance under the Plan. Stock options granted under the Old Plan, together with certain non-qualified stock options granted to two executives in 2000 and 2001, were assumed under the Plan and, thereafter, became exercisable for shares of Class A common stock. The Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees and consultants. The Board of Directors of the Company administers the Plan. As of September 30, 2006, of the 3,157,895 shares reserved under the Plan, 976,314 shares have been issued under exercised options, 630,236 are outstanding under current option agreements, and 1,551,345 shares are available for future grants.

Stock options granted in 2003 and 2004 will fully vest over a period of zero to seven years from the date of grant in accordance with the individual stock option agreement. The achievement of certain performance criteria, or a change in control as defined by the option agreements may accelerate the vesting period. Stock options granted during 2005 and 2006 will fully vest over a period of three to five years from the date of grant in accordance with the individual stock option agreement.

During the first nine months of 2005 and 2006, the Company granted options to purchase 78,945 and 40,000 shares of common stock, respectively, to certain employees and directors under the Plan. Stock-based compensation costs related to stock option grants has been reflected in the net income for the three and nine months ended September 30, 2005 and 2006.

8. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract and a blanket purchase order. For the three months and nine months ended September 30, 2005, the payments for services and expenses incurred under these agreements were approximately $270,000 and $841,000, respectively, of which $111,000 was included in accounts payable at September 30, 2005. For the three months and nine months ended September 30, 2006,

NCI, Inc.

Notes to Consolidated Financial Statements (continued)

8. Related Party Transactions (continued)

approximately $17,000 and $215,000 was incurred for services and expenses incurred under these agreements, respectively, of which $0 was included in accounts payable as of September 30, 2006. These agreements have expired prior to September 30, 2006.

The Company has used private aircraft to accommodate the travel needs of our executives for Company business. These aircraft are owned, directly or indirectly, by Michael W. Solley, the President and a director of the Company. The Company has reimbursed approximately $45,000 and $80,000 during the three and nine months ended September 30, 2005, respectively, and nothing during the three and nine months ended September 30, 2006, to Mr. Solley or his affiliates for fees and expenses associated with the business use of these aircraft.

Management believes that all transactions with related parties have been conducted based on then current market conditions.

9. Contingencies

Government Audits

Payments to the Company on federal government contracts are subject to adjustment upon audit by various agencies of the federal government. Audits of costs and the related payments have been performed by the various agencies through 2003. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations or liquidity.

Litigation

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations or liquidity.

10. Income Taxes

In connection with the Company’s initial public offering, the Company’s S corporation status was terminated effective October 20, 2005, and the Company is thereafter subject to federal and state income taxes as a C corporation. Because the Company was an S corporation, deferred taxes were not historically reflected in the financial statements, and the Company was not responsible for these income taxes until the termination of its S corporation status. For informational purposes, the statements of income for the three month and nine month periods ended September 30, 2005 include a pro forma provision for income taxes that would have been recorded if the Company had been a C corporation during this period when the Company’s S Corporation election was in effect, calculated in accordance with SFAS No. 109.

The differences between the provision for income taxes at the statutory U.S. federal income tax rate and those reported in the pro forma provision for income tax information for the three and nine month periods ending September 30, 2005 and the income tax provision recorded for the three and nine month periods ending September 30, 2006, relate to the impact of state and local income taxes and other differences. Other differences include, among other items, the nondeductible portion of meals and entertainment, nondeductible penalties and fines, nondeductible dues, and nondeductible officers’ life insurance premiums, as well as any tax-exempt items of income.

The reconciliation between statutory U.S. federal income tax rates and those reported in the consolidated statements of income for the unaudited pro forma income tax information for the three and nine months ended September 30, 2005 and the unaudited income tax provision for the three and nine months ended September 30, 2006 is as follows:

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Department of Defense and intelligence agencies (1)	74.1%	83.9%	73.4%	80.4%
Federal civilian agencies (1)	25.5%	16.1%	26.1%	19.4%
Commercial and state & local entities	0.4%	—%	0.5%	0.2%

(1)	Percentages may not reflect disclosure in prior filings as a result of the reclassification during the second quarter of 2006 of a contract awarded in third quarter 2005, that was initially classified as a federal civilian agency contract, as a Department of Defense and intelligence agency contract.

Revenue

Substantially all of our revenue is derived from services and solutions provided to the federal government, primarily by our employees and, to a lesser extent, our subcontractors. In some cases, our revenue includes third-party hardware and software that we purchase on behalf of our clients. The level of hardware and software purchases we make for clients may vary from period to period depending on specific contract and client requirements.

Contract Types

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and federal government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Time-and-materials	51.4%	37.5%	56.7%	42.5%
Cost-plus	29.7%	26.5%	27.0%	28.9%
Fixed-price	18.9%	36.0%	16.3%	28.6%

We have been experiencing an increase in the percentage of fixed price revenue we receive, and a decrease in the percentage of time and materials revenue. This is due to the increased use of our government wide acquisition contracts (GWACs), where the majority of the tasks are fixed price level of effort instead of on a time-and-materials or cost-plus basis. Additionally, we have seen an increase in product sales under our NETCENTS contract, which are typically on a fixed unit price basis.

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, where we are paid a fixed hourly rate by labor category, to the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus type contracts, there is very little risk, since we are reimbursed all of our allowable costs, and therefore, the profit margins tend to be lower on cost-plus type contracts. Under fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus contracts, fixed-price services contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our services work under fixed-price contracts is fixed-price level-of-effort work, which has a lower risk than fixed-price completion contracts, such as software development. Some of our GWACs include provisions for both services as well as product (hardware and software) purchases. Fixed price product sales, such as under our NETCENTS contract, tend to carry lower margins, but with lower risk as well, since our prices from our vendors are fixed.

See “Critical Accounting Polices - Revenue Recognition” for a more detailed discussion of the various contract types.

Operating Expenses

Cost of Revenue

Cost of revenue primarily includes direct costs incurred to provide our services and solutions to clients. The most significant portion of these costs is salaries and wages, plus associated fringe benefits including stock-based compensation, of our employees directly serving clients, in addition to the related management, facilities and infrastructure costs. Cost of revenue also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase on behalf of our clients, and any other related direct costs, such as travel expenses. These other direct costs are incurred in response to specific client tasks, and vary from period to period. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins.

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

	As a percentage of revenue Three months ended September 30,		As a percentage of revenue Nine months ended September 30,
	2005	2006	2005	2006
	(unaudited)		(unaudited)
Revenue	100.0%	100.0%	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	85.9	87.2	85.2	86.3
General and administrative expenses	6.1	5.6	7.2	6.2
Depreciation and amortization	0.9	0.7	0.8	0.8
Amortization of intangible assets	0.5	0.3	0.6	0.5

Total operating costs and expenses	93.4	93.8	93.8	93.8

Operating income	6.6	6.2	6.2	6.2

Interest income	0.1	0.4	—	0.4
Interest expense	(1.0)	—	(0.8)	—

Income before taxes	5.7	6.6	5.4	6.6
Provision for income taxes (1)	0.3	2.6	0.3	2.6

Net income	5.4%	4.0%	5.1%	4.0%

(1)	Provision for income taxes for the periods ending September 30, 2005 only reflects taxes paid as an S corporation.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue: For the three months ended September 30, 2006, total revenue increased by 19.6% or $9.8 million, over the same period a year ago. This increase was primarily due to new task orders under our GWAC contract vehicles, primarily NETCENTS, ITES and TEIS, as well as growth on existing programs. A significant amount of the NETCENTS growth in this quarter is attributable to Federal Government fiscal year end purchases of products under the contract. These increases were partially offset by funding reductions on some intelligence and civilian contracts and revenue loss from contracts that ended.

Cost of revenue: Cost of revenue increased 21.3%, or $9.2 million, for the three months ended September 30, 2006, as compared to the same period a year ago. The increase was attributable to an increase in subcontractor and other direct costs and the increase in revenue. As a percentage of revenue, cost of revenue was 87.2% and 85.9% for the quarters ended September 30, 2006 and 2005, respectively. The 1.3% increase in cost of revenue as a percentage of revenue for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 resulted primarily from an increase in subcontractor and other direct costs, including the hardware and software purchases under NETCENTS, as a percentage of cost of revenue.

General and Administrative Expenses: General and administrative expense increased 8.9%, or $0.3 million, for the three months ended September 30, 2006, as compared to the same period a year ago. The increase is due mainly to increased legal fees related to a government contract protest and increased bid and proposal costs. Others cost increases were offset by reduced non-cash stock compensation expenses. As a percentage of revenue, general and administrative expenses were 5.6% and 6.1% for the quarters ended September 30, 2006 and 2005, respectively.

Depreciation and Amortization: Depreciation and amortization expense was approximately $0.4 million for each of the quarters ended September 30, 2006 and 2005.

Amortization of Intangible Assets: Amortization of intangible assets was approximately $0.2 million and $0.3 million, respectively, for the quarters ended September 30, 2006 and 2005. The decrease is due to lower amortization associated with the contracts and client relationships intangible related to the SES acquisition, which is being amortized using an accelerated amortization method.

Operating income: For the three months ended September 30, 2006, operating income was $3.7 million, or 6.2% of revenue, compared to $3.3 million, or 6.6% of revenue, for the three months ended September 30, 2005. Operating income was higher for the three months ended September 30, 2006 due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was lower in the three months ended September 30, 2006 compared to the same period in the prior year due to the higher amount of subcontractor and other direct costs, including hardware and software purchases, especially the product sales under the NETCENTS contract, which typically carry lower profit margins as a percentage of cost of revenue.

Interest Income/Expense: The decrease in interest expense of $0.4 million and increase in interest income of $0.2 million for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 was attributable to proceeds from our initial public offering in October 2005. The proceeds paid down all of our existing bank debt, thereby significantly reducing our interest expense, and our excess cash has been invested in high quality, highly liquid investments, increasing our interest income.

Income Taxes: The increase in income taxes of $1.4 million is the result of our conversion from an S corporation to a C corporation for income tax purposes. For the three months ended September 30, 2005, we have recorded a provision for state income taxes for only those states that do not recognize the S corporation status. The effective tax rate reflected for the three months ended September 30, 2006 is 38.5%. This effective rate is higher than the federal statutory rate primarily due to state and local taxes and certain non-deductible expenses.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue: Revenue was $153.8 million and $144.0 million for the nine-month periods ending September 30, 2006 and 2005, respectively, an increase of $9.8 million or 6.8%. The increase is primarily from revenue on new contracts and task orders under our GWAC vehicles, including product orders under NETCENTS as discussed above, and growth on existing programs. These increases are offset by reduced revenue on some civilian and intelligence contracts due to funding reductions and other contract scope reductions in contract follow-ons, as well as the loss of revenue on programs which have ended.

Cost of revenue: Cost of revenue increased 8.2%, or $10.1 million, for the nine months ended September 30, 2006 compared to the same period in the prior year. As a percentage of revenue, cost of revenue is 86.3% for the nine months ended September 30, 2006, compared to 85.2% for the same period of the prior year. This increased cost of revenue, in both dollars and as a percent of revenue, is due to increased subcontractor and other direct costs, including hardware and software purchases under NETCENTS.

General and Administrative Expenses: General and administrative expense decreased 7.5%, or $0.8 million, for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. This reduction was attributable to lower stock compensation expense, lower bid and proposal costs, and a reduction of other expenses, including IPO related costs. As a percentage of revenue, general and administrative expenses were 6.2% and 7.2% for the nine months ended September 30, 2006 and 2005, respectively.

Depreciation and Amortization: Depreciation and amortization expense was approximately $1.2 million for each of the nine-month periods ending September 30, 2006 and 2005.

Amortization of Intangible Assets: Amortization of intangible assets was approximately $0.7 million and $0.8 million for the nine-month periods ending September 30, 2006 and 2005, respectively. The decrease is due to lower amortization associated with the contracts and client relationships intangible related to the SES acquisition, which is being amortized using an accelerated amortization method.

Operating income: For the nine months ended September 30, 2006, operating income was $9.5 million, or 6.2% of revenue, compared to $8.9 million, or 6.2% of revenue, for the nine months ended September 30, 2005. Award fee notices, which have a direct impact on operating income, received in the nine months ending September 30, 2006 were approximately $330,000 lower than those received in the same period in the prior year. Additionally, the portion of the revenue increase that is due to higher subcontractor and other direct costs, including hardware and software purchases, carries a lower profit margin, which decreases the operating margin. The higher revenue volume and the lower general and administrative costs offset the higher cost of revenue and lower award fees, resulting in the higher operating income.

Interest Income/Expense: The decrease in interest expense of $1.2 million and increase of interest income of $0.5 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, is the result of initial public offering completed in October 2005. The proceeds were used to pay down all of our existing bank debt and the excess cash has been invested in high quality liquid investments, thereby reducing interest expense and increasing interest income.

Income Taxes: The increase in income taxes of $3.6 million is the result of our conversion from an S corporation to a C corporation for income tax purposes. For the nine months ended September 30, 2005, we have recorded a provision for state income taxes for only those states that do not recognize the S corporation status. The effective tax rate reflected for the nine months ended September 30, 2006 is 38.9%. This effective rate is higher than the federal statutory rate primarily due to state and local taxes and certain non-deductible expenses.

Contract Backlog

At September 30, 2006, December 31, 2005, and September 30, 2005, our estimated backlog was $599.6 million, $578.6 million and $562.4 million, respectively, of which $92.6 million, $69.7 million, and $75.9 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, previously filed with the SEC.

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

Cash flow: The following table sets forth our sources and uses of cash for the nine months ended September 30, 2005 and 2006.

	Nine months ended September 30,
	2005	2006
	(in thousands)
Net cash provided by operating activities	$9,006	$12,636
Net cash used in investing activities	(3,082)	(267)
Net cash provided by (used in) financing activities	(5,951)	(6,093)

Net (decrease) increase in cash	$(27)	$6,276

Operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients and prime contractors monthly after services are rendered. Cash provided by operating activities for the nine months ended September 30, 2006 was the result of net income of $6.1 million, depreciation and other non-cash items of $2.1 million, net changes in operating assets and liabilities of $2.3 million, primarily due to decreased receivables and increases in accounts payable, and a decrease in deferred tax assets of $2.1 million. Cash provided by operating activities for the nine months ended September 30, 2005 was the result of net income of $7.4 million, depreciation and other non-cash items of $2.9 million, and a net decrease in operating assets and liabilities of $1.3 million.

Cash flow used in investing activities consists primarily of capital expenditures. The $267,000 used in investing activities for the nine months ended September 30, 2006 is primarily for capital expenditures, whereas the $3.0 million in cash used for investing activities for the nine months ended September 30, 2005 represents a $1.9 million payout for the final SES acquisition payments and $1.1 million in capital expenditures, the majority of which was due to leasehold improvements to expand government certified facilities to pursue additional classified business.

Cash flow used in financing activities consists primarily of proceeds from and payments on our loans, capital lease payments and distributions to our stockholders. During the nine months ended September 30, 2006, we paid the final distribution to our S corporation stockholders of $5.9 million. During the nine months ended September 30, 2005, we borrowed a net $17.3 million on our credit facility, paid $2.1 million on our term loan, and paid out $21.0 million in distributions to the S corporation stockholders.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement (the Agreement) consists of a revolving credit facility with an original principal amount of up to $60.0 million, which includes a swingline facility with an original principal amount of up to $5.0 million. The Agreement also has a $30.0 million accordion feature allowing us to increase our borrowing capacity to up to $90.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The credit facility expires on March 14, 2011. Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of September 30, 2006, there were no amounts outstanding under the credit facility.

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

Contract accounting requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of certain of our contracts that require the use of estimates or related assumptions, the estimation of total revenue and cost at completion is subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. We apply judgment in estimating the amounts and assessing the potential for realization. Further, we utilize a number of management processes to monitor contract performance and revenue estimates, including quarterly management reviews of contract estimates. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of award fees related to performance on certain contracts, which are generally awarded at the discretion of the client, as well as penalties related to contract performance, are considered in estimating sales and profit rates. Incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance. Anticipated losses on contracts are recognized in the period they are deemed probable and can be reasonably estimated.

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

We estimated stock-based compensation expense from existing stock option agreements to be approximately $151,000 in 2006, $214,000 in 2007, $209,000 in 2008, $203,000 in 2009, $51,000 in 2010, and $4,000 in 2011.

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

Our accounting policy regarding goodwill and the amortization of intangible assets requires that goodwill be reviewed periodically for impairment and no longer be amortized against earnings. Annually, on October 1, we perform a fair value analysis of our reporting units using valuation techniques prescribed in SFAS No. 142.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our Loan and Security Agreement. Since we had no outstanding bank debt during the three and nine months ended September 30, 2006, a change in interest rates would have had no impact on our interest expense or cash flow.

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

Item 4. Controls and Procedures

Quarterly Evaluation. Management carried out an evaluation as of September 30, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that management present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. The Company made no change to its internal control over financial reporting during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

NCI, Inc.
Registrant

Date: November 7, 2006	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2006	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)