Form 10-K
period 2006-12-31
NCI, Inc.
filed 2007-03-09
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2006 was $77,449,610.

As of March 1, 2007, there were 7,027,760 shares outstanding of the registrant’s Class A common stock. In addition, there are 6,300,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2007 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

NCI, INC.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations and prospects. There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: our dependence on our contracts with federal government agencies, particularly within the U.S. Department of Defense, for substantially all of our revenue; continued funding of our contracts by the U.S. Government, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; risk of contract performance or termination; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; competitive factors such as pricing pressures and competition to hire and retain employees (particularly those with security clearances); failure to successfully integrate Operational Technologies Services, Inc. and future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions; failure to identify, execute and effectively integrate acquisitions appropriate to the achievement of our strategic plans; economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) delays related to agency specific funding freezes, and (iv) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; and our own ability to achieve the objectives of near term or long range business plans. Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

ITEM 1.	BUSINESS

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

We have strong, long-term relationships with our clients, as evidenced by our record of retaining business. We have provided IT services and solutions to clients within the U.S. Army, U.S. Air Force, U.S. Transportation Command, National Guard Bureau, Department of Transportation (DOT), Department of Energy (DOE), National Aeronautics and Space Administration (NASA) and the intelligence community for more than ten years.

We believe our strong relationships result from our in-depth understanding of client missions, the strength of our technical solutions and the co-location of a majority of our employees with our clients.

We have made significant investments in our management, employees and infrastructure in support of our growth and profitability strategies. Our senior managers average more than 25 years of experience with federal government agencies, the U.S. military and federal government contractors. Members of our management team have extensive experience growing businesses organically, as well as through acquisitions. We deliver our services through a highly skilled work force of approximately 1,400 employees, of whom 77% possess at least one security clearance.

Our 2006 revenue was $218.3 million, a 14.2% increase over our 2005 revenue of $191.3 million. Since 2001, our revenue, including the effect of an acquisition, has grown from $119.1 million in 2001 to $218.3 million in 2006, representing a compound annual growth rate of 12.9%. Over the same period, our operating income has increased 75%, from $8.0 million in 2001 to $14.0 million in 2006. As of December 31, 2006, our total estimated contract backlog was $612 million, of which approximately $123 million was funded. See Item 1. Business—Relevant Industry Terms for a definition of backlog. We are focused on continuing to grow organically while improving margins, and intend to expand our capabilities through strategic acquisitions.

RELEVANT INDUSTRY TERMS

We generally perform our services for federal government agencies pursuant to both contracts and task orders. A contract may include specific work requirements for a particular job that is to be performed, or may instead provide a framework that defines the scope and terms under which work may be performed in the future, in which case any task orders that may be issued from time to time under the contract set forth the specific work assignments that are to be performed under the contract. In this annual report, references to any contract include the task orders, if any, issued under that contract. Accordingly, information in this annual report regarding our revenue under government contracts includes revenue we receive under both contracts and task orders. We perform services as a prime contractor under those contracts and task orders that are awarded to us directly by the federal government. We also perform services for the federal government as a subcontractor to other companies that are awarded prime contracts. References in this prospectus regarding our engagements mean specific work that we have contracted to perform as a prime contractor or subcontractor pursuant to both contracts and task orders for a particular client.

Some of our contracts are multiple award contracts (MACs). Multiple award contracts are vehicles pursuant to which the federal government may purchase goods or services from several different pre-qualified contractors. Such contracts include government-wide acquisition contracts (GWACs), blanket purchase agreements (BPAs), GSA Schedule 70 and other Indefinite Delivery/Indefinite Quantity (ID/IQ) contracts. GWACs are task-order or delivery-order contracts for goods and services established by one agency for government-wide use. BPAs are a simplified method of filling repetitive needs or services by establishing “charge accounts” with qualified suppliers and eliminating the need for issuing individual purchase, invoice and payment documents. GSA Schedule 70 is a contracting vehicle sponsored by the General Services Administration that is available to all federal government agencies for procuring information technology services and products pursuant to contracts (GSA Schedule 70 Contracts) and task orders (GSA Schedule 70 Task Orders) awarded thereunder. Finally, ID/IQs are contracts for goods or services which do not specify a firm quantity and that provide for issuance of orders for the performance of tasks during the contract period. Multiple award contracts typically have a ceiling, which is the maximum amount the government is authorized to spend under the contract over the life of the contract. While the government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so or that any particular pre-qualified contractor will receive awards under the vehicle.

Federal government contracts for our services include three types of pricing: time-and-materials; cost-plus; and fixed-price. Time-and-materials contracts are contracts under which we are reimbursed for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs and out-of-pocket expenses. Cost-plus contracts are contracts under which we are reimbursed for costs that are determined to be allowable and allocable to the contract and receive a fee, which represents our profit. Cost-plus fixed fee contracts specify the contract fee in dollars. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance. Fixed-price contracts are contracts under which we perform specific tasks for a predetermined price. We have three basic categories of fixed-price contracts: fixed unit price; fixed-price level-of-effort; and fixed-price completion contracts. Fixed unit price is where we receive a fixed price per unit of work delivered, and the unit price is not subject to adjustment. Fixed-price level-of-effort requires the contractor to provide a specified level of effort over a stated period of time, on work that can only be stated in general terms, and the government is to pay a stated fixed amount. Fixed-price completion provides a set price for specific performance that is not subject to any adjustment on the basis on the contractor’s actual cost experience in performing the contract. The majority of our work under fixed-price contracts is fixed unit price or fixed-price level-of-effort work.

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

MARKET OPPORTUNITY

The federal government is among the largest consumers of information technology services and solutions in the world. According to INPUT, an independent federal government market research firm, the overall market for contracted IT systems and services by the federal government is expected to grow from $63.4 billion in federal fiscal year 2006 to $80.5 billion in federal fiscal year 2011. In addition, recent defense budgets are significantly higher than in prior years, particularly in areas related to IT, intelligence, surveillance, reconnaissance and homeland security due to increased counter-terrorism activities and the U.S. deployments overseas. According to INPUT, the Department of Defense’s (DoD) spending on information technology services and solutions is expected to increase from $30.4 billion in federal fiscal year 2006 to $36.4 billion in federal fiscal year 2011. Although spending on intelligence related activities by the federal government remains highly classified, INPUT estimates total addressable IT spending for U.S. intelligence agencies in federal fiscal year 2006 at $10.4 billion, growing to $13.6 billion in federal fiscal year 2011. We believe there will be significant market opportunities for providers of IT services and solutions to federal government agencies, particularly those in the defense and intelligence community, over the next several years because of the trends outlined below.

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

Increased Demand for Secure Networks and Systems. In response to increased concerns over cyber-attacks and threats to the national information infrastructure, the federal government adopted the Federal Information Security Management Act (FISMA) in 2002. FISMA requires each federal government agency to develop, document and implement an agency-wide information security program and ensure that its systems are certified and accredited according to predetermined federal government standards and processes. According to the Office of Management and Budget, many agencies are still working to achieve compliance with FISMA and will likely require the assistance of professional services providers to achieve their information security requirements. INPUT estimates that federal spending for information security initiatives will increase from approximately $5.1 billion in federal fiscal year 2006 to approximately $6.3 billion in federal fiscal year 2011.

Increased Reliance on Professional Services Providers

The federal government has increasingly relied on professional services providers, particularly for information technology services, in connection with its transformation initiatives. INPUT projects total federal spending on contracted information technology services to grow from $14.1 billion in federal fiscal year 2006 to $18.1 billion in federal fiscal year 2011. We believe two of the primary reasons for the federal government’s increased reliance on professional services providers are:

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

Declining Federal Government IT Workforce. According to the Office of Management and Budget estimates, approximately 17% of federal government IT workers will be eligible to retire by federal fiscal year 2010. Given the difficulty the federal government has experienced in recruiting and retaining skilled technology personnel, we believe the declining federal government IT workforce will necessitate the continued and increasing use of professional services providers for the federal government’s IT needs.

Evolving Procurement Practices

Federal government procurement practices and policies are expected to continue to evolve as federal agencies increasingly rely on professional services providers for information technology solutions and services. We expect the following trends to continue to shape the federal government’s procurement practices and policies:

Focus on Strength of Technical Solution and Best Value. Federal government agencies continue their recent emphasis on the procurement of contracts with the strongest technical solution and overall best value for the federal government. To achieve this goal, federal agencies adopt procurement criteria that give more consideration to companies’ technical capabilities and past performance on similar projects. These criteria also place more emphasis on a solution’s overall contribution to a federal government agency’s mission with cost playing a lesser role. We believe these factors benefit companies with deeper technical capabilities, relevant project experience and existing relationships with clients.

Consolidation of Contracts. With federal budgets being focused on the Global War on Terrorism, added pressure on operating budgets are being experienced by most federal agencies. A growing trend by many agencies is to consolidate information technology services. In some cases, services provided by a half a dozen or more contractors are being consolidated into a single contract with one contractor responsible for the full life cycle of information technology infrastructure. The benefits to the government include: reduced operational cost; improved efficiency; improved services; and reduced agency administrative cost. This trend towards consolidation of services will benefit full service IT companies with a history of successfully transitioning and integrating IT services.

Increased Use of GWACs and MACs. As part of its shift in procurement practices aimed at increasing flexibility and responsiveness, the federal government continues to expand its use of GWACs and other multiple award contracts. Professional services providers compete to be pre-selected under these umbrella contracts, which outline the basic terms and conditions for the procurement of services. Once pre-selected, the companies compete only among themselves to provide services under the vehicle. These contracts provide the federal government contracting agencies with additional flexibility and responsiveness as projects can be awarded quickly to these preferred providers.

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

Proven Ability to Win Business

In 2006, we were awarded task orders and single award contracts with a total value in excess of $250 million. Our success in winning business is based, in part, on our ability to anticipate clients’ emerging requirements which enables us to develop stronger technical proposals. As a result, we are often awarded contracts based on the overall value of our solution rather than its cost.

Diverse Base of Key Prime Contract Vehicles

As a result of our business development focus on securing key contracts, we are a prime contractor on numerous multi-year GWACs and MACs that provide us the opportunity to bid on hundreds of millions of dollars of business against a discrete number of other pre-qualified companies each year. These contracts include: the U.S. Army ITES-2S contract with a ceiling of $20 billion over nine years; the U.S. Air Force NETCENTS contract with a ceiling of $9 billion over five years; the Department of Commerce COMMITS NexGen contract with a ceiling of $8 billion over ten years; the Department of Veterans Affairs Global IT Support Services

(GITSS) contract with a ceiling of $3 billion over eight years; the U.S. Army TEIS contract with a ceiling of $800 million over five years; the U.S. Army ITES contract with a ceiling of $500 million over seven years; and the GSA Schedule 70. While the federal government is not obligated to make any awards under these vehicles, we believe that holding prime positions on these contract vehicles provides us an advantage as we seek to expand the level of services we provide to our clients.

Highly Skilled Employees and an Experienced Management Team

We deliver our services through a highly skilled workforce of approximately 1,400 employees as of December 31, 2006, of which 77% possess at least one federal government security clearance, and approximately 34% possess clearance levels of Top Secret or higher. About 63% of our employees have formal degrees and the majority of whom hold technical certificates. Our senior managers average more than 25 years of experience with federal government agencies, the U.S. military, and federal government contractors. Members of our management team have experience growing businesses organically, as well as through acquisitions.

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

Capitalize on Current Contract Base. Our contract base includes six prime GWAC vehicles with a total combined budgeted ceiling value in excess of $41 billion. We intend to aggressively pursue task orders under these vehicles to maximize our revenue and strengthen our client relationships, though there is no assurance that the federal government will make awards up to the ceiling amounts or that we will be awarded any task orders under these vehicles. We have developed several internal tools that facilitate our ability to track, prioritize and win task orders under these vehicles. Combining these tools with our technical expertise, our strong past performance record and our knowledge of our clients’ needs, should position us to win additional task orders under our prime GWAC vehicles.

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

Capitalize on Corporate Infrastructure Investments. During the past several years we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth. These investments included hiring senior executives with significant experience with federal IT services companies, strengthening our internal controls over financial reporting and accounting staff in support of Sarbanes-Oxley compliance and public company reporting requirements and expanding our Sensitive Compartmented Information Facilities (SCIFs) and other corporate facilities. We believe our management experience and corporate infrastructure are more typical of a company with a much larger revenue base than ours. We therefore anticipate that as our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

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

Concentrate on High Value-Added Prime Contracts. We expect to improve our operating margins as we continue to increase the percentage of revenue we derive from our work as a prime contractor and from engagements where contracts are awarded on a best value, rather than on a low cost, basis. As a prime contractor, we better control our staffing levels and maximize employee utilization. For the year ended December 31, 2006 as compared to the years ended December 31, 2005 and December 31, 2004, we increased our percentage of revenue from prime contracts to approximately 75% from 66% and 59%, respectively. The federal government’s move toward performance-based contract awards to realize greater return on its investment has resulted in a shift to greater utilization of best value awards. We believe this shift will enable us to expand our operating margins as we are awarded more contracts of this nature.

Pursue Strategic Acquisitions

We intend to supplement our organic growth by identifying, acquiring and integrating acquisitions that complement and broaden our existing client base and expand our primary service offerings. Our senior management team brings significant acquisition experience.

Effective January 31, 2007, we acquired Operational Technologies Services, Inc. (OTS), a privately-held provider of high-end engineering and professional services to the Federal Aviation Administration (FAA). OTS generated revenue of approximately $10 million during the 12 months prior to the date of acquisition. Through the OTS acquisition, NCI added an important new customer base which will help NCI achieve its long term growth objectives for the federal civilian market sector.

SERVICES AND SOLUTIONS

We provide integrated information technology services and solutions by leveraging our four core service offerings: network engineering; information assurance; systems development and integration; and enterprise systems management.

Network Engineering

We offer a full lifecycle of network engineering services to our clients from the initial analysis of the requirements and design of the network through implementation and testing of the solution, including the design of disaster recovery contingency plans. Our network engineering capabilities include architecture development, design, implementation, configuration, and operation of Local Area Networks (LAN), Metropolitan Area Networks (MAN) and Wide Area Networks (WAN). Our extensive experience providing the following network engineering services for federal government clients allows us to rapidly identify potential bottlenecks, security threats and vulnerabilities, and address these potential issues with cost-effective solutions:

• Architecture Development and Design	• Protocol and Topology Selection
• Disaster Response Planning and Recovery	• Reliability and Contingency Assessment
• Installation, Test and Evaluation	• Requirements Analysis
• Network Configuration	• Routing Design
• Network Security Evaluation	• Vulnerability Assessment

Information Assurance

We offer information assurance solutions to secure enterprise systems and networks, with particular expertise protecting IT infrastructures for our clients that operate in classified environments. We design, configure and deploy security architectures based on assessments of our clients’ current and future information technology needs, mission objectives and regulatory requirements, in addition to specific threats from unauthorized users. In connection with the implementation of these architectures, we help define and implement information assurance policies, procedures and guidelines to ensure effective future IT planning. Our highly skilled and accredited employees provide research and implementation of security policies, technical support and the development of comprehensive security assessment plans. We also identify potential threats and vulnerabilities and design and implement corrective action plans that employ advanced technologies, such as encryption, digital signatures and firewalls, using both commercial-off-the-shelf (COTS) and custom security and software solutions. Our information assurance services include:

• Intrusion Detection System/Intrusion Prevention (IDS) Development	• Public Key Infrastructure (PKI) Implementation
• Certification and Accreditation	• Risk and Threat Assessment
• Policy and Procedures Development	• Security Awareness and Training
• Products Evaluation and Integration	• Security Test and Evaluation

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

Enterprise Systems Management

We design, install and manage complex, mission-critical enterprise systems for our clients, increasing the reliability, security and efficiency of their IT operations while meeting stringent mission requirements. As part of our overall network operation and management services, we continually analyze and monitor enterprise system components and create systems that can adapt to rapidly changing needs. We employ a knowledge-centric service delivery assurance methodology designed to keep client mission-critical systems at peak performance. This methodology utilizes network and traffic simulations to identify potential changes in performance or possible security issues within a particular network, allowing our engineers to protect clients’ systems and data. Our network engineers are trained and certified in the leading commercial enterprise tools and combine that knowledge with our techniques, experience and processes to deliver solutions to our clients. Our enterprise systems management services include:

• Applications Support	• Network Performance Evaluation

• Infrastructure Operation and Management	• Network Upgrade Assessment

• Intrusion Detection and Response	• Telecommunications Support and Help Desk

CLIENTS

Our clients include a diverse base of federal government defense, intelligence and civilian agencies. For the year ended December 31, 2006, Department of Defense and intelligence agency clients generated approximately 82% of our revenue and federal civilian agency clients generated approximately 18%. We believe our risk from adverse budgetary changes is reduced by the mission-critical nature of the IT work we perform for our clients. We also believe our diverse client base within the federal government mitigates the impact of annual fluctuations in our clients’ budgets.

The following is a representative list of our clients for the year ended December 31, 2006. Due to the sensitive nature of our work with the intelligence community, we are precluded from providing detailed information regarding specific intelligence agency clients.

Department of Defense

•	Air National Guard

•	Army National Guard Bureau—Headquarters

•	Defense Intelligence Agency

•	U.S. Air Force Warner Robbins, Georgia

•	U.S. Transportation Command (TRANSCOM)

•	U.S. Air Force Air Mobility Command (AMC)

•	U.S. Army Communications Electronic Lifecycle Management Command (C-E LCMC)

•	U.S. Army Ft. Lewis, Washington

•	U.S. Army Program Executive Office for Enterprise Information Systems (PEO EIS)

•	U.S. Army Program Executive Office for Simulation, Training and Instrumentation (PEO STRI)

•	U.S. Army Tank-Automotive and Armaments Command (TACOM)

•	U.S. Army White Sands Missile Range, New Mexico

Various Intelligence Agencies

Federal Civilian

•	Department of Commerce

•	Department of Energy

•	Department of State

•	Department of Veterans Affairs

•	General Accounting Office

•	General Services Administration

•	National Aeronautics and Space Agency (NASA)

•	National Nuclear Security Administration

CONTRACTS

We have a stable and diversified contract base with approximately 68 active contracts and 161 task orders. Our contract terms typically extend from one to seven years, including option years (which may be exercised at the election of the federal government).

Many of our services are provided under GWAC vehicles. Our contract base includes the following prime GWAC vehicles that have an aggregate program ceiling value of $41 billion, excluding GSA Schedule 70.

Vehicle	Owning agency	Period of performance	Ceiling value*	Number of pre-qualified contractors
ITES-2S	U.S. Army	12/2006 – 12/2015	$20.0 billion	16
TEIS	U.S. Army	11/2005 – 11/2010	$0.8 billion	3
NETCENTS	U.S. Air Force	09/2004 – 09/2009	$9.0 billion	8
ITES	U.S. Army	10/2003 – 10/2010	$0.5 billion	5
GITSS	Department of Veterans Affairs	10/2003 – 10/2013	$3.0 billion	10
COMMITS NexGen	Department of Commerce	02/2005 – 02/2015	$8.0 billion	55
GSA Schedule 70	General Services Administration	06/2002 – 06/2007	Not Specified	>5,000

*	Ceiling value refers to the overall contract ceiling for all contractors, and not NCI’s individual ceiling value.

We believe that these contract vehicles are the preferred method of awarding work by many of our clients because they enable federal government agencies to rapidly obtain services through a streamlined process. Under these GWAC vehicles, task orders can only be awarded to a discrete number of pre-qualified companies. For instance, on the $0.8 billion ceiling TEIS contract, awards were made to only three contractors in total. Revenue under our prime GWAC, MAC and GSA Schedule 70 Task Orders accounted for approximately 59% of our total revenue for the year ended December 31, 2006, up from 48% for the year ended December 31, 2005. We anticipate that this percentage may continue to increase in the future as we have the opportunity to bid on additional tasks under these contract vehicles.

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

CONTRACT BACKLOG

Our estimates of funded, unfunded and total backlog as of December 31, 2006 and 2005 are as follows:

As of	Funded backlog	Unfunded backlog	Total backlog
	(in millions)
December 31, 2006	123.1	488.7	611.8
December 31, 2005	69.7	508.9	578.6

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

We have centralized and dedicated staff resources for proposal development, pricing, contracts administration, market research and recruiting to support these business development activities. We manage our business development activity with an internally developed, automated sales and opportunity tracking tool. The entire process is defined and quality controlled using our ISO 9001 best practices procedures. All major business development opportunities undergo frequent, disciplined reviews with our senior management. In addition, our Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer conduct monthly reviews of all opportunities in our pipeline to validate our business development activities and ensure that resources are allocated to maximize the return on these investments.

COMPETITION

We believe that the major competitive factors in our market are strong client relationships, a record of successful contract performance, a reputation for quality, an experienced management team, and employees with a wide-range of technical expertise, security clearances and competitive pricing. We often compete against or team with divisions of large defense and information technology services contractors, including Lockheed Martin Corporation, Northrop Grumman Corporation, General Dynamics Corporation and Science Applications International Corporation. We also compete against or team with mid-tier federal contractors such as CACI, SRA International, and SI International that have specialized capabilities, as well as numerous non-public companies within the sector. Some of our competitors have significantly longer operating histories and more substantial resources. We expect competition in the federal government IT services sector to increase in the future.

EMPLOYEES

As of December 31, 2006, we had approximately 1,400 employees, approximately 77% of whom held at least one federal government security clearance and 34% of whom possessed clearance levels of Top Secret or higher. Our employees are located at more than 50 sites worldwide. Over 80% of our staff is located on-site with our clients, allowing us to build long-term relationships. Approximately 63% of our employees have formal degrees, and the majority of our technical staff is professionally certified in one or more of the following areas:

• Microsoft Certified Professional (MCP)	• CompTIA A+ Certification

• Microsoft Certified Systems Engineer (MCSE)	• Sun Certified Systems Administrator

• Microsoft Certified Systems Administrator (MCSA)	• Certified Information Security System Professional (CISSP)

• Cisco Certified Network Associate (CCNA)	• Certified INFOSEC Professional

• Cisco Certified Network Professional (CCNP)	• COMSEC Certification

• Cisco Certified Design Professional (CCDP)	• Global Information Assurance Certification

• Cisco Certified Security Professional (CCSP)

We believe we have a professional environment that encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities and fosters ethical and honest conduct. Only nine of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe our salary structures, incentive compensation and benefit packages are competitive within our industry.

CORPORATE INFORMATION

We were incorporated as NCI, Inc. in Delaware in July 2005. In September 2005, we completed a merger and share exchange as a result of which NCI Information Systems, Inc., a Virginia corporation which was incorporated 1989, became a wholly-owned subsidiary. We contract with the federal government through our wholly-owned subsidiary, NCI Information Systems, Inc.

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

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We depend on contracts with the federal government for substantially all of our revenue. If our relationships with federal government agencies are harmed, our future revenue and operating profits would decline.

For the years ended December 31, 2006 and 2005, we derived almost 100% of our revenue from federal government contracts, either as a prime contractor or a subcontractor, including approximately 82% of our revenue from contracts with the Department of Defense and intelligence agencies in 2006, and 74% in 2005. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or with the Department of Defense and intelligence agencies in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with federal government agencies are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could decline materially.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability or loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier federal contractors with specialized capabilities and large defense and IT services providers. Competition in our markets may increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through alliances or consolidation. These competitors may have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we do. These competitors could, among other things:

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

If we lose business to our competitors or are forced to lower our prices, our revenue and our operating profits could decline. In addition, we may face competition from our subcontractors who, from time-to-time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us. If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it could divert sales from us or could force us to charge lower prices, which could cause our margins to suffer.

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

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	the volume of product orders placed under our NETCENTs contract;

•	seasonal fluctuations in our staff utilization rates; and

•	federal government shutdowns or temporary facility closings.

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

As of December 31, 2006, our estimated contract backlog totaled approximately $612 million, of which approximately $123 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised. Further, while many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

If we fail to attract and retain skilled employees or employees with the necessary security clearances, we might not be able to perform under our contracts or win new business.

The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced information technology skills. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Further, obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be limited. In a tight labor market, our direct labor costs could increase or we may be required to engage large numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to staff an engagement with personnel that the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract and we may lose revenue.

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

One of our strategies is to pursue growth through acquisitions. We have limited experience with acquisitions, having completed only two significant acquisitions since our inception. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or finance the acquisition on terms that are satisfactory to us. Negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. We may encounter increased competition for acquisitions, which may increase the price of our acquisitions.

If we are unable to successfully integrate companies we may acquire in the future, our revenue and operating results could suffer. The integration of such businesses into our operations may result in unforeseen operating difficulties (including incompatible accounting and information management systems), may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. These difficulties of integration may require us to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds and reconcile different corporate cultures. In certain acquisitions, federal acquisition regulations may require us to enter into government novation agreements, a potentially time-consuming process. In addition, we may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to clients of acquired companies to increase our revenue. We may experience increased attrition, including, but not limited to, key employees of the acquired companies, during and following the integration of acquired companies that could reduce our future revenue. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the federal government or other clients, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.

Additionally, the Small Business Administration (SBA) is enacting new regulations which will require small businesses to recertify their size standard within thirty days of any sale or merger. It is highly likely that any company we may look to acquire will have some component of small business contracts. These new regulations may impact our ability to retain all of the contracts after the acquisition.

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

We may become subject to claims from our employees or third parties who assert that software and other forms of intellectual property that we use in delivering services and solutions to our clients infringe upon intellectual property rights of such employees or third parties. Our employees develop much of the software and other forms of intellectual property that we use to provide our services and solutions to our clients, but we also license technology from other vendors. If our employees, vendors, or other third parties assert claims that we or our clients are infringing on their intellectual property rights, we could incur substantial costs to defend those claims. In addition, if any of these infringement claims are ultimately successful, we could be required to: cease selling or using products or services that incorporate the challenged software or technology; obtain a license or additional licenses from our employees, vendors, or other third parties; or redesign our products and services that rely on the challenged software or technology.

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

We depend on continued federal government expenditures on intelligence, defense and other programs that we support. Accordingly, changes in federal government contracting policies could directly affect our financial performance. In addition, a change in presidential administrations, congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases IT services. The overall U.S. defense budget declined from time-to-time in the late 1980s and the early 1990s. While spending authorizations for intelligence and defense-related programs by the federal government have increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Among the factors that could materially adversely affect us are:

•	budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	changes in federal government programs or requirements, including the increased use of small business providers;

•	curtailment of the federal government’s use of professional services providers;

•	the adoption of new laws or regulations;

•	federal governmental shutdowns (such as that which occurred during the federal government’s 1996 fiscal year) and other potential delays in the government appropriations process;

•	delays in the payment of our invoices by federal government payment offices due to problems with, or upgrades to, federal government information systems, or for other reasons;

•	competition and consolidation in the IT industry;

•	general economic conditions; and

•

a reduction in spending or shift of expenditures from existing programs, and a failure of Congress to pass adequate supplemental appropriations to pay for an international conflict or related reconstruction efforts;

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

We enter into three types of federal government contracts for our services: time-and-materials, cost-plus and fixed-price. For the year ended December 31, 2006, we derived approximately 40%, 29% and 31% of our revenue from time-and-materials, cost-plus and fixed-price contracts, respectively. If we acquire other businesses, our contract mix may change.

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

The federal government may revise its procurement or other practices in a manner adverse to us.

The federal government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives, such as establishing new set-aside programs for small or minority-owned businesses. In addition, the federal government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the federal government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results.

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

The stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section.

In the past, securities class action litigation has, at times, been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources.

Mr. Narang, our founder, Chairman and CEO, controls the Company, and his interests may not be aligned with yours.

As of December 31, 2006, Mr. Narang, our founder, Chairman and CEO, through his beneficial ownership of 6,300,000 shares of our Class B common stock and 478,946 shares of our Class A common stock, owns or controls 91% of the combined voting power and 51% of the outstanding shares of the common stock. Accordingly, Mr. Narang will control the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.

A substantial number of shares of our common stock are eligible for sale by Mr. Narang, which could cause our common stock price to decline significantly.

As of March 1, 2007, Mr. Narang has 6,300,000 outstanding shares of Class B common stock. Mr. Narang may, at his discretion, sell these shares in the public market, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. The market price of our common stock could drop significantly if Mr. Narang sells them or is perceived by the market as intending to sell them.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

We lease office facilities used in our business. Our executive offices and principal operations are located at 11730 Plaza America Drive, Reston, Virginia, where we occupy space under a lease that expires in 2013. We also lease space located in Alabama, Arizona, Colorado, Georgia, Illinois, Maryland, Ohio, Tennessee and Virginia. We have multiple high-level Sensitive Compartmented Information Facilities (SCIFs). The majority of our employees are located in facilities provided by the federal government. We do not currently own any real estate used in the performance of ongoing contracts and maintain flexibility in facility occupancy through termination and subleasing options concurrent with contract terms in many of our leases. We currently own one condominium, have a long-term rental agreement on one apartment and from time-to-time may rent other apartments that are used by our executive officers and proposal teams who are traveling for an extended period and where we believe it is cost-effective to do so. We believe our facilities meet our current needs and that additional facilities will be available as we expand in the future.

ITEM 3.	LEGAL PROCEEDINGS.

From time-to-time, we are involved in legal proceedings arising in the ordinary course of business. At this time, the probability is remote that the outcome of any litigation pending will have a material adverse effect on our financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since October 24, 2005, our Class A common stock has been quoted on the NASDAQ Global Market under the symbol “NCIT”. Prior to October 24, 2005, our Class A common stock was not publicly traded. The following table sets forth, for the periods indicated, the high and low prices of our shares of common stock, as reported on the NASDAQ Global Market.

	2006		2005
	High	Low	High		Low
Quarters
First	$15.38	$13.00	$	N/A	$	N/A
Second	$16.25	$12.50	$	N/A	$	N/A
Third	$14.07	$10.35	$	N/A	$	N/A
Fourth	$16.37	$11.25		$14.61		$10.30

Our Class A common stock did not begin trading until October 24, 2005. There is no established public market for our Class B common stock.

As of March 1, 2007, there were six holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees. As of March 1, 2007, the closing price of our Class A common stock was $16.18.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from October 24, 2005 (the first trading in our Class A common stock) through December 31, 2006, with the cumulative total return on (i) the NASDAQ Composite—Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of NCI and the following other federal government service providers with whom we compete: CACI International Inc., Dynamics Research Corp., ManTech International Corp., MTC Technologies Inc., SI International and SRA International Inc. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG NCI, INC., THE NASDAQ COMPOSITE—TOTAL RETURNS, THE RUSSELL 2000 INDEX

AND FEDERAL GOVERNMENT SERVICES PEER GROUP

December 31, 2006
NCI, Inc.	$125.64
NASDAQ Composite—Total Returns	113.40
Russell 2000 Index	119.69
Federal government services peer group	129.59

ITEM 6.	SELECTED FINANCIAL DATA

The tables below set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2006. We derived the selected consolidated financial data from our audited consolidated financial statements. Prospective investors should read this selected financial data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$218,340	$191,319	$171,253	$136,421	$138,165
Operating costs and expenses:
Cost of revenue	188,878	162,990	144,146	113,521	115,728
General and administrative expenses	12,852	14,411	16,363	14,524	12,166
Depreciation and amortization	1,629	1,636	1,741	1,576	1,600
Amortization of intangible assets	957	1,053	1,252	16	20

Total operating costs and expenses	204,316	180,090	163,502	129,637	129,514

Operating income	14,024	11,229	7,751	6,784	8,651

Interest income	817	125	26	15	21
Interest expense	(89)	(1,464)	(1,373)	(439)	(826)

Income before income taxes	14,752	9,890	6,404	6,360	7,846
Provision for income taxes (1)	5,493	(2,425)	276	262	242

Net income	$9,259	$12,315	$6,128	$6,098	$7,604

Earnings per share:
Basic	$0.69	$1.53	$0.90	$0.90	$1.12
Diluted	$0.69	$1.41	$0.82	$0.83	$1.03
Weighted average shares:
Basic	13,328	8,070	6,779	6,779	6,779
Diluted	13,483	8,730	7,443	7,347	7,350
Unaudited pro forma net income:
Income before taxes		$9,890	$6,404	$6,360	$7,846
Pro forma provision for income taxes (1)		3,845	2,595	2,448	3,044

Pro forma net income		$6,045	$3,809	$3,912	$4,802

Pro forma earnings per share:
Basic		$0.75	$0.56	$0.58	$0.71
Diluted		$0.71	$0.53	$0.55	$0.67
Pro forma weighted average shares:
Basic		8,070	6,779	6,779	6,779
Diluted		8,473	7,158	7,143	7,140

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$13,930	$12,323	$40	$1,340	$316
Net working capital	46,320	35,602	4,653	2,492	6,539
Total assets	106,799	90,021	64,170	61,992	36,681
Total debt, including current portion	381	480	24,503	29,343	12,129
Total stockholders’ equity	$66,586	$57,171	$16,043	$12,216	$9,877

(1)	For periods prior to October 19, 2005, the Company was treated for tax purposes as an S corporation. The tax provision shown for those periods reflect the taxes associated with various states that do not recognize the S corporation tax status. The 2005 Provision for income taxes benefit reflects the transition from an S to a C corporation and the tax benefit associated with the initial booking of our net deferred tax assets, offset by the provisional taxes associated with the period the Company was a C corporation. For comparative purposes, we have included a pro forma provision for income taxes assuming we had been taxed as a C corporation in all periods when our S corporation election was in effect.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Year endedDecember 31,
	2006	2005	2004
Department of Defense and intelligence agencies*	82.0%	74.8%	69.9%
Federal civilian agencies*	17.9	24.7	29.6
Commercial and state & local entities	0.1	0.5	0.5

Total revenue	100.0%	100.0%	100.0%

*	Percentages may not reflect the disclosure in prior filings as a result of the reclassification during the second quarter of 2006 of a contract awarded in third quarter 2005, that was initially classified as a federal civilian agency contract, as a Department of Defense and intelligence agency contract.

We believe that our contract base is well diversified. As of December 31, 2006, we had approximately 68 active contracts and 161 task orders. Our largest engagement is with the U.S. Transportation Command (USTRANSCOM), which has been a client of ours since 1992. This engagement generated approximately 7.4%, 7.9%, and 8.6% of our revenue for the years ended December 31, 2006, 2005, and 2004, respectively. In June 2004, USTRANSCOM awarded us two new seven-year task orders, with a total value of approximately $117 million. The value of the task orders has subsequently been increased to $130 million, assuming all options are exercised, which the government is not obligated to do. As of December 31, 2006, USTRANSCOM has exercised the two options on each of these task orders for a total value of $57 million.

As of December 31, 2006, our total contract backlog was approximately $612 million of which approximately $123 million was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded.

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

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Year endedDecember 31,
	2006	2005	2004
Time-and-materials	40.1%	54.2%	58.8%
Cost-plus	28.5	27.8	28.4
Fixed-price	31.4	18.0	12.8

Total revenue	100.0%	100.0%	100.0%

We have been experiencing an increase in the percentage of fixed price revenue we receive, and a decrease in the percentage of time and materials revenue. This is due to the increased use of our government wide acquisition contracts (GWACs), where the majority of the tasks are fixed price level-of-effort instead of on a time-and-materials or cost-plus basis. Additionally, we have seen an increase in product sales under our NETCENTS contract, which are typically on a fixed unit price basis.

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, where we are paid a fixed hourly rate by labor category, to the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus type contracts, there is limited financial risk, since we are reimbursed all of our allowable costs, and therefore, the profit margins tend to be lower on cost-plus type contracts. Under fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus contracts, fixed-price services contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our services work under fixed-price service contracts is fixed-price level-of-effort work, which has a lower risk than fixed-price completion contracts, such as software development. Some of our GWACs include provisions for both services as well as product (hardware and software) purchases. Fixed price product sales, such as under our NETCENTS contract, tend to carry lower margins, but with lower risk as well, since our prices from our vendors are fixed.

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

General and Administrative Expenses

General and administrative expenses include corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance, and executive and senior management. The primary items of general and administration expenses are the salaries and wages, plus associated fringe benefits including stock-based compensation, and the facilities related costs of our employees performing these functions.

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

Interest Income and Expense

Interest income is primarily related to earnings on short-term, highly liquid investments of our excess cash. Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and notes payable and, to a lesser extent, our interest rate swap agreement, deferred financing charges and interest on capital leases.

Provision for Income Taxes

Prior to October 20, 2005, we were treated for tax purposes as an S corporation. Under our S corporation election, all items of income and expense were “passed through” and taxed at the stockholder level. As a result, we were not required to record a provision for federal income taxes. However, we have recorded a provision for state income taxes for those states that do not recognize the S corporation status. The provision for income taxes for the year ended December 31, 2005 reflects the tax benefit associated with the initial booking of net deferred tax assets as a result of the conversion from an S to a C corporation, offset by the tax provision for the period we were a C corporation. For the years ended December 31, 2005, and 2004, after giving effect to the revocation of our S corporation status, we estimate our effective income tax rate would have been approximately 38.9% and 40.5% for the years ended 2005 and 2004, respectively. For 2006 our first full year as a C corporation, our effective tax rate was 37.2%, which was reduced from our expected rate of 39.1% due to the finalization of our 2005 S corporation tax return.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Revenue	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	86.6	85.2	84.2
General and administrative expenses	5.9	7.5	9.6
Depreciation and amortization	0.7	0.9	1.0
Amortization of intangible assets	0.4	0.5	0.7

Total operating costs and expenses	93.6	94.1	95.5

Operating income	6.4	5.9	4.5
Interest income	0.4	0.1	—
Interest expense	—	(0.8)	(0.8)

Income before taxes	6.8	5.2	3.7
Provision for income taxes (1)	2.6	(1.2)	0.1

Net income	4.2%	6.4%	3.6%

(1)	For periods prior to October 20, 2005, the Company was treated for tax purposes as an S corporation. The tax provision shown for those periods reflect the taxes associated with various states that do not recognize the S corporation tax status. The 2005 Provision for income taxes benefit reflects the transition from an S to a C corporation and the tax benefit associated with the initial booking of our net deferred tax assets, offset by the provisional taxes associated with the period the Company was a C corporation. See Provision for Income Taxes above.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue: Revenue for the year ended December 31, 2006 was $218.3 million, compared to $191.3 million for the year ended December 31, 2005, representing an increase of $27.0 million, or 14.2%. The increase in revenue was primarily due to new contract awards and growth on existing contracts. New contract awards consisted primarily of numerous new task order awards under our NETCENTS, TEIS and ITES contracts. Specifically, we saw an increase of $21.8 million in government purchases of IT related products under the NETCENTS contract as compared to 2005, primarily in the second half of 2006. While we are not focused on product related sales, we do provide the ability to purchase products under this contract as an accommodation to our customers. We do not expect the level of IT related product sales to increase significantly going forward, and may in fact be reduced in the future. Additionally, we saw significant revenue growth on a contract with the intelligence community, as well as on a number of contracts with the Army. The additional revenue on these and other contracts was partially offset by an expected decrease in revenue of approximately $18 million from expired contracts or funding reductions under existing contracts, particularly with some of our civilian agency customers.

Cost of revenue: Cost of revenue for the year ended December 31, 2006 was $188.9 million, or 86.6% of revenue, compared to $163.0 million, or 85.2%, for the year ended December 31, 2005. The increase was due to approximately $31 million in additional subcontractor and IT product costs under our GWACs. The increase was offset by a slight reduction in direct labor, associated indirect costs such as fringe benefits, and a reduction of other direct costs. The increase in cost of revenue as a percent of revenue was primarily due to the increased use of subcontractors and increased levels of hardware and equipment acquired on behalf of our clients.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2006 were $12.9 million, or 5.9% of revenue, compared to $14.4 million, or 7.5%, for the year ended December 31, 2005. The decrease in general and administrative expenses was primarily due to a reduction in stock option compensation expense, which was $0.2 million for the year ended December 31, 2006, compared to $1.6 million for the year ended December 31, 2005. General and administrative expenses as a percent of revenue declined as we leveraged our corporate infrastructure expenses over a larger revenue base as well as lower overall general and administrative expenses.

Depreciation and amortization: Depreciation and amortization for each of the years ended December 31, 2006 and 2005 was $1.6 million.

Amortization of intangible assets: Amortization of intangible assets for the year ended December 31, 2006 was $1.0 million, compared to $1.1 for the year ended December 31, 2005. The slight decrease was the result of decreasing amortization associated with the contracts and client relationships intangible asset recorded in connection with the acquisition of SES.

Operating income: For the year ended December 31, 2006, operating income was $14.0 million, or 6.4% of revenue, compared to $11.2 million, or 5.9% for the year ended December 31, 2005. Operating income, as a percent of revenue, increased primarily due to a decrease in general and administrative expenses and amortization of intangible assets, which were partially offset by an increase in cost of revenue as a percent of revenue. Operating margins were also negatively impacted by the amount of NETCENTS IT products discussed above, where the marginal operating income is very low, typically 1-2%.

Interest income: For the year ended December 31, 2006, interest income was $0.8 million, compared to $0.1 million for the year ended December 31, 2005. The increase in interest income was the result of investing our excess cash after last year’s initial public offering (IPO) in high-quality, highly liquid investments.

Interest expense: For the year ended December 31, 2006, interest expense was $0.1 million, compared to $1.5 million for the year ended December 31, 2005. The decrease in interest expense was primarily due to using the funds raised by our IPO to pay off our outstanding debt.

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

Amortization of intangible assets: Amortization of intangible assets for the year ended December 31, 2005 was $1.1 million, compared to $1.3 for the year ended December 31, 2004. The decrease was the result of decreasing amortization associated with the contracts and client relationships intangible asset recorded in connection with the acquisition of Scientific and Engineering Solutions, Inc.

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

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. In 2006, we conducted approximately 40% of our business under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also in 2006, we conducted approximately 29% of our business under cost-plus contracts, which automatically adjust for changes in cost. We conducted the remaining 31% of our business under fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

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

Our most significant use of working capital is for accounts receivables. During 2006, the balance of accounts receivable increased by $19 million to $65 million at the end of the year. Days sales outstanding of accounts receivable (DSO) stood at 93 days as of December 31, 2006. This is an increase of 3 days as compared to December 31, 2005. The increase in DSO is primarily attributable to billing issues related to some of the larger NETCENTS product orders. We are presently working with our customers to resolve these issues and to reduce our DSO. Also, many of our subcontractor agreements call for our subcontractor to be paid only after NCI has received funds from the customer. So while our accounts receivable have increased, our accounts payable to vendors have increased in a similar manner. Thereby, our operating cash flow has not been significantly impacted.

On October 20, 2005 in conjunction with our initial public offering, NCI terminated its S corporation status and became a C corporation. As a C corporation, NCI is liable to pay taxes on taxable income. However, due to certain book-to-tax differences, primarily tax-deductible stock compensation, NCI did not incur substantial tax liabilities until October 2006. Beginning in the fourth quarter of 2006, NCI was required to make estimated tax payments of approximately 20% of 2006’s net income before tax. It is anticipated that NCI will continue to make tax payments quarterly of approximately 39.5% of net income before income taxes, which will impact our operating cash flow.

Our acquisition of Operational Technology Services, Inc. (OTS), effective January 31, 2007, reduced our cash on hand by $7.0 million. We did not require the use of our credit facility to acquire OTS. Based on the potential award of future OTS contracts, the prior shareholder of OTS may be entitled to payments of up to an additional $2.5 million over the next eighteen months.

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of December 31, 2006, there were no amounts outstanding under the credit facility.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 that require us to make future cash payments.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual obligations:
Capital lease obligations	$402	$225	$166	$11	$—
Operating lease obligations	360	224	136	—	—
Rent on facilities	22,133	4,744	7,108	6,123	4,158

Total	$22,895	$5,193	$7,410	$6,134	$4,158

The acquisition of OTS will not significantly increase our contractual obligations.

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

Fixed-Price Contracts: Revenue on fixed unit price contracts, where specified units are delivered under service arrangements, is recognized as units are delivered based on the specified price per unit. Revenue for fixed-price level-of-effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the negotiated rate for each unit of labor. Revenue for fixed price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Revenue on certain fixed-price completion contracts that are within the scope of Statement of Position 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (SOP 81-1) is recognized on the percentage-of- completion method using costs incurred in relation to total estimated costs.

Contract accounting requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of award fees for certain contracts are also a significant factor in estimating revenue and profit rates based on actual and anticipated awards. Anticipated losses on contracts accounted for under SOP 81-1 are recognized in the period they are deemed probable and can be reasonably estimated. Anticipated losses on other contracts are recognized as the services and materials are provided.

Contracts that use the percentage-of-completion method of accounting as described above are subject to the most management judgments. Historically, these projects account for less than 5% of our revenue annually.

Estimates of award fees related to performance on certain contracts, which are generally awarded at the discretion of the client, as well as penalties related to contract performance, are considered in estimating sales and profit rates. Incentives and penalties are recorded when there is sufficient information for us to assess anticipated performance.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) using the prospective method. Under this method, compensation costs for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation in accordance with APB No. 25 using the intrinsic-value method. Under the prospective method, we will continue to apply APB No. 25 in future periods to awards outstanding at the date of adoption. The Company issued non-qualified stock options to employees at various times during 2003 and 2004 with vesting periods ranging from zero to seven years and any related expense for the amount by which the fair market value at the date of grant exceeds the exercise price is being amortized over the applicable vesting periods. During 2006 and 2005, the Company issued incentive stock options and non-qualified stock options to employees and directors with vesting periods ranging from three to five years.

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

We estimated stock-based compensation expense from existing stock option agreements to be approximately $241,000 in 2007, $237,000 in 2008, $231,000 in 2009, $75,000 in 2010, and $4,000 in 2011. We anticipate achieving certain performance targets at the end 2007 which will result in the acceleration of a portion of the expected stock compensation expense from 2008 through 2010 into 2007. The accelerated vesting is related to options granted during 2003.

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

Our accounting policy regarding goodwill and the amortization of intangible assets requires that goodwill be reviewed periodically for impairment and no longer be amortized against earnings. Annually, on October 1, we perform a fair value analysis of our reporting units using valuation techniques prescribed in SFAS No. 142, Goodwill and other Intangible Assets.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset many not be fully recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets and will result in a reduction of earnings in the period incurred.

Contract rights are amortized proportionately against the acquired backlog. Non-compete agreements are amortized over their estimated useful lives.

Due to our acquisition of OTS, during 2007 NCI will incur increases in intangible assets, including, but not limited to, goodwill, contracts and client relationships and non-compete agreements. We do not anticipate an increase in amortization of intangibles expense during 2007 as compared to 2006 as the amortization of the SES non-compete intangible has ended and the value of the SES contracts intangible is lower in 2007, which will be somewhat offset when the OTS intangibles amortization begins.

Significant New Accounting Pronouncement

During June 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. While we do not believe that FIN 48 will have a material impact, we are currently evaluating the effect that the adoption of FIN 48 will have on our financial position and results of operations, and therefore the ultimate impact of its adoption is not yet known.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Presently, we are not utilizing our line of credit. However, should we access our line of credit we will be exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our line of credit. Interest rate fluctuation are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. As part of this strategy, we may use interest rate swap arrangements to manage or hedge our interest rate risk. We do not use derivative financial instruments for speculative or trading purposes.

In addition, historically, our investment positions have been relatively small and short-term in nature. We typically invest excess cash in high quality investments which preserve principal, provide liquidity, and minimize investment risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of NCI, Inc. are submitted in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Scope of the Assessments

The assessment by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the Company’s disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and discussions with other employees in the Company’s organization. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting. The assessments of the Company’s disclosure controls and procedures is done on a periodic basis so that the conclusions can be reported each quarter on the Company’s Quarterly Reports on Form 10-Q, including the Company’s Annual Report on Form 10-K with respect to the fourth quarter. Our internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in the Company’s accounting department. Management’s annual assessment of our internal control over financial reporting is audited by our independent registered public accounting firm. We consider the results of these various assessment activities as we monitor our disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant.

Evaluation of the Effectiveness of Disclosure Controls and Procedures.

Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting.

Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2006 our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an attestation report, which is included elsewhere in this Form 10-K, on management’s assessment of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Compensation,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”), and that information is incorporated by reference in this Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 406 of Regulation S-K concerning the Company’s Code of Ethics is included under the caption Election of Directors in our 2007 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which Company stockholders may recommend nominees to the Company’s Board of Directors is included under the caption Election of Directors in our 2007 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption Report of the Audit Committee in our 2007 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption Report of the Audit Committee in our 2007 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the captions “Ownership by Our Directors and Executive Officers” and “Ownership by Holders of More Than 5% of Our Class A Common Stock” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Certain Relationships and Related Transactions and Director Independence” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the captions “Ratification of Appointment of Independent Auditors—Fees Paid to Independent Accountants” and “—Policy Regarding Audit Committee Pre-Approval of Audit and Permitted Non-audit Services” in our 2007 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this annual report on Form 10-K:

(1) All financial statements

(2) Financial statement Schedule II, Valuation and Qualifying Accounts

(3) Exhibits required by Item 601 of Regulation S-K:

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. 2005 Performance Incentive Plan (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.3*	Form of 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.4*	2005 Incentive Compensation Plan (incorporated herein by reference from Exhibit 4.6 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.1	Tax Indemnification Agreement between NCI, Inc. and stockholders of NCI, Inc., dated as of September 1, 2005 (incorporated herein by reference from Exhibit 10.3 registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on September 6, 2005, as amended).

10.2*	401(k) Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.3	Loan and Security Agreement, dated March 14, 2006, by and among NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent. (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 14, 2006 and filed with the Commission on March 17, 2006).

10.4	First Amendment to Loan and Security Agreement, dated August 1, 2006, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-51579), as filed with the Commission on November 7, 2006)

Number	Description
10.5	Lease Agreement between NCI Information Systems, Inc. and Winthrop Resources Corporation, dated October 22, 2003 (incorporated herein by reference from Exhibit 10.9 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.6	Lease by and between NCI Information Systems, Inc. and Plaza America Office Development II, LLC dated as of January 13, 2003 (incorporated herein by reference from Exhibit 10.10 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.7	Lease by and between NCI Information Systems, Inc. and Corporate Center II, LLC dated as of March 8, 2001 (incorporated herein by reference from Exhibit 10.11 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.8	Office Lease Agreement by and between JFB Joint Venture Limited Partnership and Scientific Engineering Solutions, Inc. dated as of April 13, 1998 (incorporated herein by reference from Exhibit 10.12 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

21.1	Subsidiaries of Registrant (incorporated herein by reference from Exhibit 21.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

23.1‡	Consent of Ernst & Young LLP.

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement.

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

NCI, Inc. Registrant

Date: March 9, 2007	By:	/s/ CHARLES K. NARANG
Charles K. Narang Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2007	By:	/s/ JUDITH L. BJORNAAS
Judith L. Bjornaas Senior Vice President Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CHARLES K. NARANG Charles K. Narang	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 9, 2007

/s/ TERRY W. GLASGOW Terry W. Glasgow	President and Chief Operating Officer Director	March 9, 2007

/s/ JUDITH L. BJORNAAS Judith L. Bjornaas	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2007

/s/ JAMES P. ALLEN James P. Allen	Director	March 9, 2007

/s/ JOHN E. LAWLER John E. Lawler	Director	March 9, 2007

/s/ PAUL V. LOMBARDI Paul V. Lombardi	Director	March 9, 2007

/s/ J. PATRICK MCMAHON J. Patrick McMahon	Director	March 9, 2007

/s/ DANIEL R. YOUNG Daniel R. Young	Director	March 9, 2007

INDEX TO FINANCIAL STATEMENTS

NCI, INC.

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders

of NCI, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that NCI, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NCI, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that NCI, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, NCI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

February 28, 2007

Report of Independent Registered Public Accounting Firm

on the Audited Financial Statements

The Board of Directors and Stockholders

of NCI, Inc.

We have audited the accompanying consolidated balance sheets of NCI, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NCI, Inc. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

February 28, 2007

NCI, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$13,930	$12,323
Accounts receivable, net	65,841	46,611
Deferred tax assets	1,678	4,523
Prepaid expenses and other current assets	1,280	669

Total current assets	82,729	64,126
Property and equipment, net	4,925	6,031
Other assets	785	558
Deferred tax assets, net	552	541
Intangible assets, net	381	1,338
Goodwill	17,427	17,427

Total assets	$106,799	$90,021

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,712	$8,854
Accrued salaries and benefits	9,036	9,416
Other accrued expenses/liabilities	3,402	3,376
Deferred revenue	1,259	1,012
Distributions payable	—	5,866

Total current liabilities	36,409	28,524
Other liabilities	168	204
Deferred rent	3,636	4,122

Total liabilities	40,213	32,850

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 7,027,760 shares issued and outstanding,	134	134
Class B common stock, $0.019 par value—12,500,000 shares authorized; 6,300,000 shares issued and outstanding	120	120
Additional paid-in capital	57,580	57,658
Deferred compensation	(507)	(741)
Retained earnings	9,259	—

Total stockholders’ equity	66,586	57,171

Total liabilities and stockholders’ equity	$106,799	$90,021

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2006	2005	2004
Revenue	$218,340	$191,319	$171,253
Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	188,878	162,990	144,146
General and administrative expense	12,852	14,411	16,363
Depreciation and amortization	1,629	1,636	1,741
Amortization of intangible assets	957	1,053	1,252

Total operating costs and expenses	204,316	180,090	163,502

Operating income	14,024	11,229	7,751
Interest income	817	125	26
Interest expense	(89)	(1,464)	(1,373)

Income before taxes	14,752	9,890	6,404
Income tax expense (benefit)	5,493	(2,425)	276

Net income	$9,259	$12,315	$6,128

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,328	8,070	6,779
Net income per share	$0.69	$1.53	$0.90

Diluted:
Weighted average shares and equivalent shares outstanding	13,483	8,730	7,443
Net income per share	$0.69	$1.41	$0.82

Unaudited pro forma information (See Note 16):
Income before taxes		$9,890	$6,404
Pro forma provision for income taxes		3,845	2,595

Pro forma net income		$6,045	$3,809

Unaudited pro forma earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding		8,070	6,779
Pro forma net income per share		$0.75	$0.56

Diluted:
Weighted average shares and equivalent shares outstanding		8,473	7,158
Pro forma net income per share		$0.71	$0.53

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Deferred compensation	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	479	$9	6,300	$120	$3,107	$(1,471)	$10,451	$12,216
Net income	—	—	—	—	—	—	6,128	6,128
Distributions to stockholders	—	—	—	—	—	—	(3,480)	(3,480)
Issuance/cancellation of stock options	—	—	—	—	2,401	(2,401)	—	—
Amortization of deferred compensation	—	—	—	—	—	1,179	—	1,179

Balance at December 31, 2004	479	9	6,300	120	5,508	(2,693)	13,099	16,043
Net income	—	—	—	—	—	—	12,315	12,315
Distributions to stockholders	—	—	—	—	(1,430)	—	(25,414)	(26,844)
Offering proceeds, net of offering costs	5,573	106	—	—	51,482	—	—	51,588
Exercise of stock options	976	19	—	—	75	—	—	94
Tax benefit of stock option exercises	—	—	—	—	2,407	—	—	2,407
Cancellation/issuance of stock options	—	—	—	—	(384)	384	—	—
Amortization of deferred compensation	—	—	—	—	—	1,568	—	1,568

Balance at December 31, 2005	7,028	$134	6,300	$120	$57,658	$(741)	$—	$57,171
Net income	—	—	—	—	—	—	9,259	9,259
Cancellation of stock options	—	—	—	—	(114)	114	—	—
Stock compensation expense	—	—	—	—	36	—	—	36
Amortization of deferred compensation	—	—	—	—	—	120	—	120

Balance at December 31, 2006	7,028	$134	6,300	$120	$57,580	$(507)	$9,259	$66,586

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$9,259	$12,315	$6,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,586	2,689	2,993
Decrease (increase) in cash surrender value of life insurance	—	334	(70)
(Gain) loss on sale and disposal of property and equipment	(3)	(2)	8
Non-cash stock compensation expense	156	1,568	1,179
Deferred income taxes	2,834	(2,657)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(19,230)	(8,152)	(5,297)
Prepaid expenses and other assets	(839)	(251)	967
Accounts payable	13,858	1,768	1,550
Accrued expenses/other current liabilities	(98)	1,572	1,848
Deferred rent	(431)	(282)	(74)

Net cash provided by operating activities	8,092	8,902	9,232

Cash flows from investing activities
Purchase of property and equipment	(314)	(1,269)	(647)
Proceeds from sale of property and equipment	6	7	—
Cash paid for purchase of SES	—	(1,919)	(1,157)

Net cash used in investing activities	(308)	(3,181)	(1,804)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	51,588	—
Proceeds from exercise of stock options	—	94	—
Repayments on line of credit, net	—	(12,440)	(2,511)
Repayments on term loan	—	(11,433)	(2,567)
Principal payments under capital lease obligations	(311)	(269)	(170)
Distributions to stockholders	(5,866)	(20,978)	(3,480)

Net cash (used in) provided by financing activities	(6,177)	6,562	(8,728)

Net change in cash and cash equivalents	1,607	12,283	(1,300)
Cash and cash equivalents, beginning of year	12,323	40	1,340

Cash and cash equivalents, end of year	$13,930	$12,323	$40

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$89	$1,464	$1,367

Income taxes	$3,061	$291	$276

Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$213	$119	$407

See Notes to Consolidated Financial Statements.

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2006

1. Business Overview

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

Reclassifications

Certain amounts for prior years have been reclassified to conform to the current presentation.

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

Revenue on fixed unit price contracts, where specified units are delivered under service arrangements, is recognized as units are delivered based on the specified price per unit. Revenue for fixed-price level-of-effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the negotiated rate for each unit of labor. Revenue for fixed price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Revenue on certain fixed-price completion contracts that are within the scope of Statement of Position 81-1 “Accounting for Performance of Construction Type and Certain Production-Type Contracts” (SOP 81-1) is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Contract accounting requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of award fees for certain contracts are also a significant factor in estimating revenue and profit rates based on actual and anticipated awards. Anticipated losses on contracts accounted for under SOP 81-1 are recognized in the period they are deemed probable and can be reasonably estimated. Anticipated losses on other contracts are recognized as the services and materials are provided.

Major Clients

The Company earned approximately 99% of its revenue from the federal government for each of the years ended December 31, 2006, 2005 and 2004. Revenue by client sector for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2006	%	2005	%	2004	%
	(dollars in thousands)
Department of Defense and intelligence agencies (1)	$179,127	82.0%	$143,031	74.8%	$119,755	69.9%
Federal civilian agencies (1)	$39,001	17.9%	$47,369	24.7%	$50,596	29.6%
Commercial and state & local entities	$212	0.1%	$919	0.5%	$902	0.5%

(1)	Percentages may not reflect the disclosure in prior filings as a result of the reclassification during the second quarter of 2006 of a contract awarded in third quarter 2005, that was initially classified as a federal civilian agency contract, as a Department of Defense and intelligence agency contract.

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Property and Equipment

Property, equipment and leasehold improvements are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range from two to seven years for property and equipment, over the shorter of the lease term or the useful lives of the leasehold improvements and over 30 years for real property. The following table details the net property and equipment at the end of each period:

	As of December 31,
	2006	2005
	(in thousands)
Property and equipment
Furniture and equipment	$10,526	$10,145
Leasehold improvements	4,628	4,609
Real property	549	549

	15,703	15,303
Less: Accumulated depreciation and amortization	10,778	9,272

Net property and equipment	$4,925	$6,031

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Internal-Use Computer Software

The Company capitalizes costs incurred to license and implement software for internal use in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal-Use. Such costs are amortized over five years. Internal-use software costs of approximately $0, $61,000, and $104,000 were capitalized in the years ended December 31, 2006, 2005, and 2004, respectively.

Goodwill

Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill no longer be amortized against earnings, but instead reviewed periodically for impairment. Annually, on October 1, the Company performs a fair value analysis of its reporting unit(s) using valuation techniques prescribed in SFAS No. 142. The Company has one reporting unit. Based on the analysis performed, the Company determined that no impairment existed as of October 1, 2006 or 2005. Goodwill increased by $0 million and $1.9 million for the years ended December 31, 2006 and 2005, respectively, related to the net asset adjustment and contingent payments related to the Scientific and Engineering Solutions, Inc. acquisition (see Note 11).

Long-Lived Assets (Excluding Goodwill)

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes there were no indications of impairment of such assets during 2006 or 2005.

Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2006	2005
	(in thousands)
Contract and client relationships	$2,260	$2,260
Less: Accumulated amortization	1,879	1,379

	381	881

Non-compete agreements	1,400	1,400
Less: Accumulated amortization	1,400	943

	—	457

Total	$381	$1,338

Contract and client relationships are being amortized over five years based on projected cash flows, which are proportionate to acquired backlog. Non-compete agreements are being amortized over 36 months based on

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

their estimated useful lives. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $1.0, $1.1 million and $1.3 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,*	(in thousands)
2007	$354
2008	27

*	These estimates do not include any amortization from the acquisition of OTS which occurred during January 2007. (See Note 17)

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

In connection with the Company’s initial public offering, effective October 20, 2005, the Company revoked its status as an S corporation and became subject to taxation as a C corporation. Disclosures regarding accounting for income taxes as of and for the three years ended December 31, 2006, 2005, and 2004 are at Notes 15 and 16.

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

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

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Derivative Financial Instruments

The Company has from time to time used derivative financial instruments to manage its exposure to fluctuations in interest rates on its line of credit. None of the derivatives held by the Company are accounted for as hedges and all are recorded as either assets or liabilities in the consolidated balance sheet, and periodically adjusted to fair value. Adjustments to reflect the changes in the fair values of the derivatives are reflected in earnings. The Company does not hold or issue derivative financial instruments for trading purposes.

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

The following details the historical and pro forma computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2006, 2005 and 2004, respectively, and are adjusted for the 1-for-1.9 reverse stock split discussed in Note 8:

	Year ended December 31,
	2006	2005	2004
	(in thousands, except per share data)
Historical Net Income	$9,259	$12,315	$6,128

Weighted average number of basic shares outstanding during the period	13,328	8,070	6,779
Dilutive effect of stock options after application of treasury stock method	155	660	664

Weighted average number of diluted shares outstanding during the period	13,483	8,730	7,443

Basic earnings per share	$0.69	$1.53	$0.90
Diluted earnings per share	$0.69	$1.41	$0.82

Pro forma net income		$6,045	$3,809

Weighted average number of basic shares outstanding during the period		8,070	6,779
Dilutive effect of stock options after application of treasury stock method		403	379

Weighted average number of diluted shares outstanding during the period		8,473	7,158

Pro forma basic earnings per share		$0.75	$0.56
Pro forma diluted earnings per share		$0.71	$0.53

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123(R)) which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123(R) eliminates the alternative to use the intrinsic method of accounting provided for in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25) which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

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

The following weighted-average assumptions were used for option grants made during the years ended December 31, 2006:

•

Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price. Prior to our IPO, under the intrinsic-value method of APB No. 25, the Company did not include an expected volatility rate in the valuation calculation. The weighted-average expected volatility factor used in valuing options granted during 2006 was 36.0%.

•

Expected Term. Because the Company does not have significant historical data on employee exercise behavior, we have calculated the expected term by averaging the vesting period and term of the option. The weighted-average expected term used in valuing options granted during 2006 was 6.1 years.

•

Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants. The weighted-average risk-free interest rate used in valuing options granted during 2006 was 4.8%.

•

Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. As such, the Company used a dividend yield percentage of zero.

Historically, the Company did not use an expected forfeiture rate when calculating option expense. Under SFAS No. 123(R), the Company has estimated forfeitures and is recognizing compensation expense only for those shares expected to vest.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

These options have a graded vesting period between three- and five-years and an expiration period between seven and ten years.

The following table summarizes stock option activity for the years ended December 31, 2006, 2005, and 2004.

	Options (in thousands)	Weighted Average Exercise Price
Outstanding January 1, 2004	1,138	$3.17
Granted	605	3.81
Forfeited	47	8.14
Exercised	—	—

Outstanding December 31, 2004	1,696	$3.26
Granted	89	10.06
Forfeited	169	7.65
Exercised	976	0.10

Outstanding December 31, 2005	640	$7.88
Granted	64	13.15
Forfeited	60	8.46
Exercised	—	—

Outstanding December 31, 2006	644	$8.35

Exercisable December 31, 2006	77	$9.10

The aggregate intrinsic value of exercisable options as of December 31, 2006 was approximately $63,000. The weighted-average remaining contractual term of exercisable options is 7.7 years.

The following table summarizes stock option vesting for the year ended December 31, 2006:

	Options (in thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value on Grant Date (in thousands)
Unvested December 31, 2005	614	$3.01	$1,245
Granted	64	5.75	—
Vested	51	0.33	7
Forfeited	60	3.68	114

Unvested December 31, 2006	567	$3.49	$1,124

Information regarding stock options outstanding at December 31, 2006 is summarized below:

Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining Contractual life	Options Exercisable
	(in thousands)		(in years)	(in thousands)
$1.00 – $2.00	5	$1.90	6.8	5
$6.00 – $7.00	357	6.65	6.2	8
$10.00 – $11.00	228	10.02	7.9	64
$12.00 – $14.00	54	13.16	7.7	—

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

The Company recognized stock-based compensation expense of approximately $156,000, $1.6 million and $1.2 million ($39,000, $0 and $116,000 in Cost of Revenue and $117,000, $1.6 million and $1.1 million in General and Administrative expenses) during the years ended December 31, 2006, 2005, and 2004, respectively. Of the stock-based compensation expense during the year ended December 31, 2006, approximately $35,000 was related to the expense of options granted during 2006 under SFAS No. 123(R). The Company recognized deferred tax benefits related to stock-based compensation of $55,000, $216,000 and $0 during the years the years ended December 31, 2006, 2005, and 2004, respectively. For the year ended December 31, 2005, the Company credited $2.4 million to additional paid in capital representing the excess tax benefits associated with stock based compensation.

Under the prospective method, results for the years ended December 31, 2005 and 2004 were not restated to include stock-based compensation expense. The table below presents the pro forma effects of recognizing the estimated fair value of stock-based compensation for the years ended December 31, 2005 and 2004.

	2005	2004
	(in thousands, except per share data)
Net income as reported	$12,315	$6,128
Add: Stock-based employee compensation expense as reported under APB No. 25 for all awards, net of related tax effects	1,568	1,179
Deduct: Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(1,621)	(1,283)

Pro forma net income	$12,262	$6,024

Weighted average number of basic shares outstanding during the period	8,070	6,779
Weighted average number of diluted shares outstanding during the period	8,730	7,443
Pro forma basic earnings per share	$1.52	$0.89
Pro forma diluted earnings per share	$1.40	$0.81

As of December 31, 2006, there was approximately $788,000 of total unrecognized compensation cost related to unvested stock-based compensation agreements. Of this amount, approximately $507,000 is related to options accounted for under APB No. 25, and approximately $281,000 related to options granted during 2006 and accounted for under SFAS No. 123(R). This cost is expected to be fully amortized over the next five years, with approximately $241,000 in 2007, $237,000 in 2008, $231,000 in 2009, $75,000 in 2010, and $4,000 in 2011. The Company issued options during 2003 where vesting will accelerate when the company reaches certain performance benchmarks. SFAS No. 123(R) requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options. The future amortized cost stated above does not take into account any accelerated vesting of options.

New Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. While the Company does not believe FIN 48 will have a material impact on its financial position or results of operation, it is currently

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations, and therefore the ultimate impact of its adoption is not yet known.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its financial position and results of operations, and therefore the ultimate impact of its adoption is not yet known.

3. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at December 31, 2006 and 2005 as follows:

	As of December 31,
	2006	2005
	(in thousands)
Billed receivables:
Billed receivables	$37,394	$29,364
Billable receivables at end of period	26,510	16,008

Total billed receivables	63,904	45,372
Total unbilled receivables	2,727	1,924

Total accounts receivable	66,631	47,296
Less: allowance for doubtful accounts	790	685

Total accounts receivable, net	$65,841	$46,611

Unbilled receivables primarily consist of fees withheld by the customers in accordance with the contract terms and conditions that will be billed upon contract completion and approval of indirect rates.

4. Other Accrued Expenses/Liabilities

Other accrued expenses and liabilities consist of the following:

	As of December 31,
	2006	2005
	(in thousands)
Accrued health claims	$1,675	$1,654
Current portion of capital lease obligation	214	276
Deferred rent, current	494	440
Other accrued expenses	1,019	1,006

Total other accrued expenses/liabilities	$3,402	$3,376

5. Distributions Payable

In connection with the revocation of the S corporation tax status, the Board of Directors approved a distribution to the stockholders of record on the date of revocation representing the balance of undistributed S

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

corporation earnings through the date of revocation. In January of 2006, the Company paid approximately $5.9 million representing the final distribution of previously undistributed S corporation earnings to the stockholders of record at the S corporation termination date. This amount is reflected as a current liability as of December 31, 2005.

6. Loan and Security Agreement

On March 14, 2006, the Company entered into a Loan and Security Agreement (the Agreement). Contemporaneously with the execution of the Agreement, the Company terminated the prior Loan and Security Agreement. The borrowing capacity under the Agreement consists of a revolving credit facility with an original principal amount of up to $60.0 million, which includes a swingline facility with an original principal amount of up to $5.0 million. The Agreement also has a $30.0 million accordion feature allowing the Company to increase its borrowing capacity to up to $90.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The credit facility expires on March 14, 2011.

The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion.

The Agreement contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge or sell assets. In addition, the Agreement contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a ratio of funded debt to earnings; and limit capital expenditures below certain thresholds.

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of December 31, 2006, there were no amounts outstanding under the credit facility.

7. Derivatives

On March 13, 2001, the Company entered into a Master Swap Agreement. In 2001, under this agreement, the Company entered into an interest rate swap and a collar to swap LIBOR-based variable rates on the Company’s line of credit for fixed interest rates. The interest rate swap expired March 1, 2004, and the collar expired March 1, 2003. The Company did not designate the swap or collar as a hedge, therefore, at December 31, 2005 and 2004, the change in fair value of approximately $0 and $48,600, respectively, was recorded as an increase in interest expense.

On December 23, 2003, the Company entered into an interest rate swap under this agreement, with an initial notional amount of $14.0 million and a monthly amortization of $233,333, to swap a LIBOR-based variable rate on the Company’s term note for fixed interest rates. The interest rate swap expired January 3, 2006. The Company did not designate the swap as a hedge. Therefore, for the year ended December 31, 2005, $11,000 was recorded as a reduction in interest expense, and for the year ended December 31, 2004, $91,000 was recorded as additional interest expense for the change in fair value. In October 2005, the Company terminated the agreement and received a termination payment of $26,000, which was recognized as interest income at the date of termination.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

8. Stockholders’ Equity and Related Items

Common Stock

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

Stock-Based Compensation

The Board of Directors of the Company duly adopted and approved the 2003 Performance Incentive Plan on January 31, 2003. The Board of Directors of the Company has adopted the 2005 Performance Incentive Plan (the Plan) which has been approved by the Company’s stockholders, and under which 3,157,895 shares of Class A

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

common stock were reserved for issuance under the Plan. Stock options granted under the 2003 Performance Incentive Plan, together with certain non-qualified stock options granted to two executives in 2000 and 2001, were assumed under the 2005 Performance Incentive Plan and, thereafter, became exercisable for shares of Class A common stock. The 2005 Performance Incentive Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees and consultants. Of the shares reserved under the Plan, approximately 1.5 million shares are available for future grants. The Compensation Committee administers the Plan.

Stock options granted in 2004 and 2003 will fully vest over a period of zero to seven years from the date of grant in accordance with the individual stock option agreement. The achievement of certain performance criteria, or a change in control as defined by the option agreements may accelerate the vesting period. Stock options granted during 2006 and 2005 will fully vest over a period of three to five years from the date of grant in accordance with the individual stock option agreement.

During the three years ending December 31, 2006, 2005, and 2004, the Company granted options to purchase 63,500, 89,471 and 604,737 shares of common stock, respectively, to certain employees and directors under the Plan. Stock-based compensation costs related to stock option grants has been reflected in the net income for the years ended December 31, 2006, 2005 and 2004.

9. Leases

The Company leases office space, equipment, and automobiles under operating leases that expire on various dates through December 31, 2013. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below. The Company is also responsible for certain operating expenses.

The Company has entered into certain capital lease obligations with various expiration dates through December 2010. In October 2003, the Company entered into a lease line of credit to finance various PC and networking equipment. The applicable interest rates on the capital leases range from 2.5% to 9.3%.

The following amounts have been capitalized and are included in property and equipment:

	As of December 31,
	2006	2005
	(in thousands)
Telephone equipment	$477	$477
PC and networking equipment	737	569
Office furniture and other equipment	45	39

	1,259	1,085
Less: Accumulated amortization	878	605

	$381	$480

The annual amortization cost is included as depreciation and amortization expense in the Consolidated Statements of Operations.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

Minimum lease payments under the non-cancelable operating leases and the capital leases are as follows:

	Capital leases	Operating leases
	(in thousands)
For the year ending December 31,
2007	$225	$4,968
2008	105	3,613
2009	61	3,631
2010	11	3,031
2011	—	3,092
Thereafter	—	4,158

Total minimum lease payments	402	$22,493

Amounts representing interest	21

Present value of net minimum lease payments	$381

The Company incurred rent expense, after the impact of the amortization of deferred rent expense, under operating leases of $3.5 million, $3.1 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

10. Profit Sharing and Pension Plans

The Company has a 401(k) profit sharing plan that covers substantially all employees meeting certain criteria. The plan is a “defined contribution plan” whereby participants have the option of contributing to the plan. The plan provides for the Company to match 50% of the participant’s contribution not to exceed 2.5% of the participant’s total compensation. Participants are 100% vested in their employee contributions immediately. The participants become fully vested in the employer contributions over four years of service.

The Company’s contributions for the years ended December 31, 2006, 2005 and 2004 were approximately $1.4 million, $1.6 million, and $1.8 million, respectively.

The Company is also required to contribute to a union pension plan under a Collective Bargaining Agreement with the International Association of Machinists and Aerospace Workers for eligible employees on one of its contracts. The current agreement expires December 31, 2006. For years ended December 31, 2006, 2005 and 2004, the contribution amounts were approximately $20,000, $12,000, and $19,000 respectively.

For certain of its contracts, the Company is required to provide a 401(k) retirement plan for eligible employees. For the years ended December 31, 2006, 2005 and 2004, the contribution amounts were approximately $32,000, $100,000 and $116,000, respectively.

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

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

The transaction was accounted for in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed were recognized at their estimated fair market values at the date of acquisition. The identifiable intangible assets consisted of $2.3 million of contracts and client relationships and $1.4 million for the value of a non-compete agreement. At the time of the acquisition, the contracts and related customer relationships had an expected useful life of approximately five years. The non-compete agreement is being amortized on a straight-line basis over the three- year term of the agreement. In accordance with SFAS No. 142, goodwill arising from the transaction is not being amortized.

12. Related Party Transactions

The Company provided support services on an as-needed basis under a blanket purchase order with Net Commerce Corporation, a government contractor originally owned by the majority stockholder of the Company. On April 1, 2004, Net Commerce Corporation was sold to a family member of the majority stockholder. For the years ended December 31, 2006, 2005 and 2004, the revenue for services and expenses incurred under this purchase order were approximately $0, $0 and $34,000, respectively, of which $0, $0 and $34,000, respectively, is included in accounts receivable at December 31, 2006, 2005 and 2004.

The Company also purchased services from Net Commerce Corporation of approximately $281,000 and $1.1 million for the years ended December 31, 2006 and 2005, respectively, of which $0 and $67,000, respectively, were included in accounts payable in those respective years.

The Company has used private aircraft to accommodate the travel needs of our executives for Company business. These aircraft are owned directly or indirectly by Michael W. Solley, formerly the President and a director of the Company. The Company has paid approximately $0, $80,000 and $165,000 for the years ended December 31, 2006, 2005 and 2004, respectively, to Mr. Solley or his affiliates as reimbursement for fees and expenses associated with the business use of these aircraft. Mr. Solley resigned from all positions with the Company effective January 31, 2007.

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

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

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current
Federal	$2,138	$—	$—
State and Local	521	232	276

Total Current	2,659	232	276

Deferred
Federal	2,298	(2,184)	—
State and Local	536	(473)	—

Total Deferred	2,834	(2,657)	—

Total Income Tax Provision (Benefit)	$5,493	$(2,425)	$276

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

The differences between the expense (benefit) from income taxes at the statutory U.S. federal income tax rate of 35% and 34%, respectively and those reported in the statements of operations are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005
	(in thousands)
Federal income tax at statutory rates	$5,163	$3,362
Income not subject to tax at statutory rate of 34%	—	(2,674)
Tax benefit recognized in connection with revocation of S corporation status	—	(3,474)
State income taxes, net of federal benefit	694	363
Other	(164)	(2)

Total income tax expense (benefit)	$5,493	$(2,425)

Other differences include, among other things, the nondeductible portion of meals and entertainment, and an adjustment related to the final 2005 S corporation tax return.

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2006	December 31, 2005
	(in thousands)
Deferred tax assets
Net operating loss carry forward	$—	$2,826
Accrued vacation and compensation	1,179	1,263
Stock-based compensation	271	216
Deferred rent	1,605	1,764
Allowance for doubtful accounts	307	265

Total deferred tax assets	3,362	6,334

Deferred tax liabilities
Property and equipment	907	1,129
Intangible assets	225	141

Total deferred tax liabilities	1,132	1,270

Net deferred tax assets	$2,230	$5,064

Although realization is not assured, management believes it is more likely than not that all deferred tax assets will be realized.

16. Pro Forma Income Taxes (unaudited)

Effective October 20, 2005, the Company revoked its S corporation status, and as a result, is subject to federal and state income taxes as a C corporation. Through October 19, 2005, the Company was taxed as an S corporation and generally not subject to federal and certain state corporate income tax. The Company was subject

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

to income taxes in certain states in which it conducts business that do not recognize the S corporation tax status. The statements of operations for the years ended December 31, 2005, and 2004 include a pro forma provision for income taxes that would have been recorded if the Company was a C corporation, calculated in accordance with SFAS No. 109.

Significant components of the pro forma provision for income taxes for the year ended December 31, 2005, and 2004 are as follows:

	2005	2004
	(in thousands)
Current:
Federal	$2,598	$2,720
State and local	621	674

Total current	3,219	3,394

Deferred:
Federal	534	(667)
State and local	92	(132)

Total deferred benefit	626	(799)

Total income tax provision	$3,845	$2,595

The reconciliation between statutory U.S. federal income tax rate and those reported in the pro forma income tax information in the consolidated statements of income for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Statutory federal income tax rate	34.0%	34.0%
State and local taxes, net of federal taxes	4.8	5.6
Other	0.1	0.9

	38.9%	40.5%

17. Subsequent Events

Effective January 31, 2007, the Company announced that it completed the acquisition of Operational Technology Services, Inc. (OTS). OTS has approximately 70 employees located primarily within the Greater Washington, DC area. OTS generated revenues for the past twelve months of approximately $10 million (unaudited), all derived from contracts with the Federal Aviation Administration. The Company paid $7.0 million in cash at closing. Based on the potential award of future OTS contracts, the prior shareholder of OTS may be entitled to payments of up to an additional $2.5 million over the next eighteen months.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2006

18. Supplemental Quarterly Information (unaudited)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended December 31, 2006 and 2005, are presented below.

	For the quarter ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
	(in thousands)
Statement of Operations Data:
Revenue	$64,553	$59,895	$47,857	$46,035	$47,363	$50,081	$47,503	$46,372
Operating costs and expenses:
Cost of revenue	56,091	52,221	41,096	39,470	40,281	43,038	40,104	39,567
General and administrative expenses	3,333	3,325	2,939	3,255	4,119	3,053	3,617	3,622
Depreciation and amortization	391	422	406	410	417	418	403	398
Amortization of intangible assets	231	238	242	246	253	261	267	272

Total operating costs and expenses	60,046	56,206	44,683	43,381	45,070	46,770	44,391	43,859

Operating income	4,507	3,689	3,174	2,654	2,293	3,311	3,112	2,513
Interest income	233	259	208	117	70	29	18	8
Interest expense	(22)	(22)	(19)	(26)	(205)	(491)	(416)	(352)

Income before income taxes	4,718	3,926	3,363	2,745	2,158	2,849	2,714	2,169
Provision (benefit) for income taxes (1)	1,591	1,512	1,316	1,074	(2,774)	129	118	102

Net income	$3,127	$2,414	$2,047	$1,671	$4,932	$2,720	$2,596	$2,067

Earnings per share
Basic	$0.23	$0.18	$0.15	$0.13	$0.41	$0.40	$0.38	$0.30
Diluted	$0.23	$0.18	$0.15	$0.12	$0.41	$0.36	$0.34	$0.27
Pro forma earnings per share (2)
Basic					$0.11	$0.25	$0.24	$0.20
Diluted					$0.11	$0.24	$0.23	$0.18

	For the quarter ended
	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	Mar. 31, 2005
As a Percentage of Revenue:
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	86.9	87.2	85.9	85.7	85.0	85.9	84.4	85.3
General and administrative expenses	5.2	5.6	6.1	7.1	8.7	6.1	7.6	7.8
Depreciation and amortization	0.6	0.7	0.9	0.9	0.9	0.9	0.8	0.9
Amortization of intangible assets	0.4	0.3	0.5	0.5	0.5	0.5	0.6	0.6

Total operating costs and expenses	93.1	93.8	93.4	94.2	95.1	93.4	93.4	94.6

Operating income	6.9	6.2	6.6	5.8	4.9	6.6	6.6	5.4
Interest income	0.4	0.4	0.4	0.3	0.1	0.1	—	—
Interest expense	—	—	—	(0.1)	(0.4)	(1.0)	(0.9)	(0.7)

Income before income taxes	7.3	6.6	7.0	6.0	4.6	5.7	5.7	4.7
Provision (benefit) for income taxes (1)	2.5	2.6	2.7	2.4	(5.8)	0.3	0.2	0.2

Net income	4.8%	4.0%	4.3%	3.6%	10.5%	5.4%	5.5%	4.5%

(1)	For periods prior to October 20, 2005, the Company was treated for tax purposes as an S corporation. The tax provision shown for those periods reflect the taxes associated with various states that do not recognize the S corporation tax status. The fourth quarter 2005 benefit for income taxes reflects the transition from an S to a C corporation and the tax benefit associated with the initial booking of our net deferred tax assets, offset by the provisional taxes associated with the period the Company was a C corporation. During the fourth quarter of 2006, the Company realized an income tax benefit of approximately $0.4 million or 0.6% as the result of an adjustment related to the final 2005 S corporation income tax return.
(2)	Pro forma earnings per share is based on pro forma net income assuming the Company had been taxed as a C corporation in all periods when the S corporation election was in effect.

SCHEDULE II—Valuation and Qualifying Accounts

	Year ended December 31,
	2006	2005	2004
	(in thousands)
Allowance for doubtful accounts:
Balance at beginning of period	$685	$475	$200
Additions at cost	185	210	275
Deductions	80	—	—

Balance at end of period	$790	$685	$475