Form 10-K/A
period 2006-12-31
NCI, Inc.
filed 2007-03-16
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of NCI, Inc. (the “Company”) is being filed solely to amend Exhibits 31.1, 31.2, 32.1, and 32.2 (Certifications Pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002) to correct certain typographical errors in the certifications.

Except as described above, no other changes have been made to the original Form 10-K, and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 9, 2007. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this annual report on Form 10-K/a:

(3)	Exhibits required by Item 601 of Regulation S-K:

Number	Description
31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.

(b)	Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCI, Inc. Registrant

Date: March 16, 2007	By:	/s/ JUDITH L. BJORNAAS
Judith L. Bjornaas Senior Vice President Chief Financial Officer (Principal Financial and Accounting Officer)