Form 10-Q
period 2007-03-31
NCI, Inc.
filed 2007-05-04
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 1, 2007, there were 7,027,760 shares outstanding of the registrant’s Class A common stock. In addition, there are 6,300,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	March 31, 2007		December 31, 2006
	(unaudited	)
Assets
Current assets:
Cash and cash equivalents	$8,383		$13,930
Accounts receivable, net	66,980		65,841
Deferred tax assets	1,753		1,678
Prepaid expenses and other current assets	1,251		1,280

Total current assets	78,367		82,729
Property and equipment, net	4,775		4,925
Other assets	869		785
Deferred tax assets, net	528		552
Intangible assets, net	1,930		381
Goodwill	22,361		17,427

Total assets	$108,830		$106,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,720		$22,712
Accrued salaries and benefits	9,257		9,036
Other accrued expenses/liabilities	5,100		3,402
Deferred revenue	1,595		1,259

Total current liabilities	35,672		36,409
Other liabilities	137		168
Deferred rent	3,507		3,636

Total liabilities	39,316		40,213

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 7,027,760 shares issued and outstanding,	134		134
Class B common stock, $0.019 par value—12,500,000 shares authorized; 6,300,000 shares issued and outstanding	120		120
Additional paid-in capital	57,553		57,580
Deferred compensation	(437)		(507)
Retained earnings	12,144		9,259

Total stockholders’ equity	69,514		66,586

Total liabilities and stockholders’ equity	$108,830		$106,799

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended March 31,
	2007	2006
Revenue	$64,291	$46,035

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	55,509	39,470
General and administrative expense	3,580	3,255
Depreciation and amortization	370	410
Amortization of intangible assets	183	246

Total operating costs and expenses	59,642	43,381

Operating income	4,649	2,654
Interest income	142	117
Interest expense	(24)	(26)

Income before taxes	4,767	2,745
Income tax expense	1,882	1,074

Net income	$2,885	$1,671

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,328	13,328

Net income per share	$0.22	$0.13

Diluted:
Weighted average shares and equivalent shares outstanding	13,508	13,502

Net income per share	$0.21	$0.12

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$2,885	$1,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	553	655
Non-cash stock compensation expense	42	9
Deferred income taxes	(51)	699
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable, net	190	9,001
Prepaid expenses and other assets	158	(944)
Accounts payable	(3,307)	(572)
Accrued expenses/other current liabilities	1,667	(1,322)
Deferred rent	(116)	(103)

Net cash provided by operating activities	2,021	9,094

Cash flows from investing activities
Purchase of property and equipment	(209)	(53)
Proceeds from sale of property and equipment	—	3
Cash paid for acquisition, net of cash acquired	(7,298)	—

Net cash used in investing activities	(7,507)	(50)

Cash flows from financing activities
Principal payments under capital lease obligations	(61)	(71)
Distributions to stockholders	—	(5,866)

Net cash used in financing activities	(61)	(5,937)

Net change in cash and cash equivalents	(5,547)	3,107
Cash and cash equivalents, beginning of year	13,930	12,323

Cash and cash equivalents, end of period	$8,383	$15,430

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$24	$26

Income taxes	$58	$24

Supplemental disclosure of non-cash activities:
Equipment acquired under capital leases	$2	$30

See accompanying notes

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for NCI, Inc. and its wholly-owned subsidiaries (the Company or NCI) as of and for the three months ended March 31, 2007 and 2006, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary to a fair presentation of the results for such periods. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in NCI’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

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

3. Summary of Significant Accounting Policies

Income Taxes

In June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes (FIN 48) —an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This guidance is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007. The Company’s analysis of uncertain tax positions as required under FIN 48 determined that the Company had no material unrecorded liabilities and there was no cumulative effect on retained earnings of applying the provisions of the interpretation. Interest and penalties accrued under FIN 48 will be classified as Interest Expense and General and Administrative Expense, respectively.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Summary of Significant Accounting Policies (continued)

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

The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended March 31, 2007 and 2006, respectively.

	Three months ended March 31,
	2007	2006
	(in thousands, except per share data)
Net Income	$2,885	$1,671

Weighted average number of basic shares outstanding during the period	13,328	13,328
Dilutive effect of stock options after application of treasury stock method	180	174

Weighted average number of diluted shares outstanding during the period	13,508	13,502

Basic earnings per share	$0.22	$0.13

Diluted earnings per share	$0.21	$0.12

4. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at March 31, 2007 and December 31, 2006 as follows:

	As of March 31, 2007	As of December 31, 2006

	(in thousands)
Billed receivables:
Billed receivables	$37,307	$37,394
Billable receivables at end of period	28,509	26,510

Total billed receivables	65,816	63,904
Total unbilled receivables	1,954	2,727

Total accounts receivable	67,770	66,631
Less: Allowance for doubtful accounts	790	790

Total accounts receivable, net	$66,980	$65,841

Unbilled receivables primarily consist of fees withheld by the client in accordance with the contract terms, items waiting on customer acceptance, and conditions that will be billed upon contract completion and approval of indirect rates. We expect to bill substantially all the unbilled costs and accrued profits within one year.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Stock Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), using the prospective method. Under this method, compensation costs for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees (APB No. 25), using the intrinsic-value method. Under the prospective method, we will continue to apply APB No. 25 in future periods to awards outstanding at the date of adoption. The Company uses the Black-Scholes-Merton option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant.

Assumptions Used in Fair Value determination

The following weighted-average assumptions were used for option grants made during the three months ended March 31, 2007 and 2006:

	2007	2006
Expected Volatility	39%	35%
Expected Term (in years)	5.5	7.5
Risk-free Interest Rate	4.62%	4.66%
Dividend Yield	0%	0%

•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price.

•	Expected Term. Because the Company does not have significant historical data on employee exercise behavior, we have calculated the expected term by averaging the vesting period and term of the option.

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

Stock Options Activity

The following table summarizes stock option activity for the period January 1, 2007 through March 31, 2007:

	Options	Weighted Average Exercise Price per Share
	(in thousands)
Outstanding at December 31, 2006	644	$8.35
Granted	150	15.37
Forfeited/cancelled	(21)	6.65
Exercised	—	—

Outstanding at March 31, 2007	773	$9.76

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Stock Compensation (continued)

The following table summarizes stock option vesting and unvested options for the period January 1, 2007 through March 31, 2007:

	Options (in thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value on Grant Date (in thousands)
Unvested December 31, 2006	567	$3.49	$1,124
Granted	150	15.37	—
Vested	—	—	—
Forfeited	21	6.65	65

Unvested March 31, 2007	696	$9.76	$1,059

Vested March 31, 2007	77	$9.10	$63

The following table summarizes stock options outstanding at March 31, 2007:

Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable

	(in thousands)		(in years)	(in thousands)
$1.00 – $2.00	5	$1.90	6.6	5
$6.00 – $7.00	336	6.65	5.9	8
$10.00 – $11.00	228	10.02	7.6	64
$12.00 – $16.00	204	14.79	7.0	—

Stock options granted in 2003 and 2004 will fully vest over a period of zero to seven years from the date of grant in accordance with the individual stock option agreement. The achievement of specified performance criteria, or a change in control as defined by the option agreements may accelerate the vesting period on certain option agreements. Stock options granted since 2005 will fully vest over a period of three to five years from the date of grant in accordance with the individual stock option agreement.

Stock Compensation

The following table summarizes stock compensation for the three months ending March 31, 2007 and 2006:

	2007	2006
	(in thousands)
Cost of Revenue	$27	$(19)
General and Administrative	15	28

	$42	9

As of March 31, 2007, there was approximately $1.5 million of total unrecognized compensation cost related to unvested stock compensation agreements. Of this amount, approximately $437,000 is related to options accounted for under APB No. 25, and approximately $1.1 million related to options accounted for under SFAS No. 123(R). This cost is expected to be fully amortized over the next five years, with approximately $335,000 during the remainder of 2007, and approximately $442,000 during 2008, $435,000 during 2009, $286,000 during 2010, and $39,000 during 2011. The Company issued options during 2003 where vesting will accelerate when the company reaches certain performance benchmarks. SFAS No. 123(R) requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options. The future amortized cost stated above does not take into account any accelerated vesting of options.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of March 31, 2007, there were no amounts outstanding under the credit facility.

7. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract and a blanket purchase order. For the three months ended March 31, 2006, the payments for services and expenses incurred under these agreements were approximately $101,000, of which $33,000 was included in accounts payable at March 31, 2006. No amounts were paid during the three months ended March 31, 2007 as these agreements expired during May 2006.

Management believes that all transactions with related parties have been conducted based on then current market conditions.

8. Acquisition of Operational Technologies Services, Inc.

Effective January 31, 2007, the Company completed the acquisition of Operational Technologies Services, Inc. (OTS). OTS generated revenues for calendar year 2006 of approximately $10 million (unaudited), all derived from contracts with the Federal Aviation Administration. OTS has approximately 70 employees located primarily within the Greater Washington, DC area. NCI paid approximately $7.7 million in cash at closing including approximately $0.4 million of transaction costs.

On January 31, 2007, OTS had net assets including identifiable intangibles with a fair market value of $2.8 million. The OTS assets and liabilities were recorded at fair value under the purchase method of accounting. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of $4.9 million.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8. Acquisition of Operational Technologies Services, Inc. (continued)

The following table represents the purchase price allocation of OTS’ assets and liabilities at fair market value:

January 31, 2007
(in thousands)
Cash	$412
Accounts receivable	1,330
Other current assets	166
Property and equipment	8
Others assets	47
Intangible assets	1,732
Goodwill	4,934
Liabilities	(919)

Net assets acquired	$7,710

The table includes the final value of intangibles. The value was determined by an unrelated third party valuation expert.

In addition, the definitive agreement for the acquisition of OTS provided for various contingent consideration. NCI will pay up to an additional $2.5 million over the next 18 months following closing based on achievement of certain milestones. As of March 31, 2007, no events have occurred that have triggered the obligation to pay any of the contingent consideration. Pursuant to the provisions of SFAS No. 141, Business Combinations, the Company believes the payment of any contingent consideration will be treated as additional cost of the acquisition and added to goodwill as the contingencies are resolved.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations and prospects. There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: our dependence on our contracts with federal government agencies, particularly within the U.S. Department of Defense, for substantially all of our revenue; continued funding of our contracts by the U.S. Government, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; risk of contract performance or termination; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; competitive factors such as pricing pressures and competition to hire and retain employees (particularly those with security clearances); failure to successfully integrate Operational Technologies Services, Inc. and future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions; failure to identify, execute and effectively integrate acquisitions appropriate to the achievement of our strategic plans; economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) delays related to agency specific funding freezes, and (iv) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; and our own ability to achieve the objectives of near term or long range business plans. Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.

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

	Three months ended March 31,
	2007	2006
Department of Defense and intelligence agencies (1)	80.3%	77.8%
Federal civilian agencies (1)	19.7%	22.0%
Commercial and state & local entities	—	0.2%

(1)	Percentages may not reflect disclosure in prior filings as a result of the reclassification during the second quarter of 2006 of a contract awarded during third quarter 2005, that was initially classified as a federal civilian agency contract, as a Department of Defense and intelligence agency contract.

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

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2007	2006
Time-and-materials	38.5%	46.9%
Cost-plus	27.6%	31.9%
Fixed-price	33.9%	21.2%

We have been experiencing an increase in the percentage of fixed price revenue we receive, and a decrease in the percentage of time and materials revenue. This is due to the increased use of our government wide acquisition contracts (GWACs), where the majority of the tasks are fixed price or fixed price level of effort instead of on a time-and-materials or cost-plus basis. Additionally, we have seen an increase in product sales under our NETCENTS contract, which are typically on a fixed-unit price basis.

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

Operating Expenses

Cost of Revenue

Cost of revenue primarily includes direct costs incurred to provide our services and solutions to clients. The most significant portion of these costs is salaries and wages, plus associated fringe benefits including stock compensation, of our employees directly serving clients, in addition to the related management, facilities and infrastructure costs. Cost of revenue also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase on behalf of our clients, and any other related direct costs, such as travel expenses. These other direct costs are incurred in response to specific client tasks, and vary from period to period. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins.

General and Administrative Expenses

General and administrative expenses include the salaries and wages, plus associated fringe benefits including stock compensation, of our employees not performing work directly for clients. Among the functions covered by these costs are corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance, and executive and senior management.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Three months ended March 31,		As a percentage of revenue Three months ended March 31,
	2007	2006	2007	2006
	(unaudited)
Revenue	$64,291	$46,035	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	55,509	39,470	86.3	85.7
General and administrative expenses	3,580	3,255	5.6	7.1
Depreciation and amortization	370	410	0.6	0.9
Amortization of intangible assets	183	246	0.3	0.5

Total operating costs and expenses	59,642	43,381	92.8	94.2

Operating income	4,649	2,654	7.2	5.8

Interest income	142	117	0.2	0.3
Interest expense	(24)	(26)	—	(0.1)

Income before taxes	4,767	2,745	7.4	6.0
Provision for income taxes	1,882	1,074	2.9	2.4

Net income	$2,885	$1,671	4.5%	3.6%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue

For the three months ended March 31, 2007, total revenue increased by 39.7% or $18.3 million, over the same period a year ago. This increase was primarily due to new task orders under our GWAC contract vehicles, primarily NETCENTS, ITES, TEIS and VA GITTS, as well as growth on existing programs and the acquisition of Operational Technologies, Inc (OTS). OTS revenue for the quarter since the date of acquisition was $1.6 million. These increases were slightly offset by revenue reductions due to tasks that ended.

Cost of revenue

Cost of revenue increased 40.6%, or $16.0 million, for the three months ended March 31, 2007, as compared to the same period a year ago. The increase was attributable to an increase in subcontractor costs, direct labor and associated indirect costs and other direct costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 86.3% and 85.7% for the quarters ended March 31, 2007 and 2006, respectively. The 0.6% increase in cost of revenue as a percentage of revenue for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 resulted primarily from an increase in subcontractor and other direct costs, including the hardware and software purchases under NETCENTS, as a percentage of cost of revenue.

General and Administrative Expenses

General and administrative expense increased 10.0%, or $0.3 million, for the three months ended March 31, 2007, as compared to the same period a year ago. The increase is due mainly to increased accounting and audit fees along with higher business development and bid and proposal costs. These cost increases were partially offset by reduced legal expenses. As a percentage of revenue, general and administrative expenses decreased to 5.6% from 7.1% for the quarters ended March 31, 2007 and 2006, respectively.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.4 million for each of the quarters ended March 31, 2007 and 2006.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.2 million for the quarters ended March 31, 2007 and 2006.

Operating income

For the three months ended March 31, 2007, operating income was $4.6 million, or 7.2% of revenue, compared to $2.7 million, or 5.8% of revenue, for the three months ended March 31, 2006. Operating income was higher for the three months ended March 31, 2007 due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was higher for the three months ended March 31, 2007 compared to the same period in the prior year due to the leveraging of our infrastructure costs, primarily general and administrative expenses, over a larger revenue base. This leveraging is a result of the high percentage of our revenue that comes from time-and-materials and fixed-price contracts.

Interest Income/Expense

Net interest income was approximately $0.1 million for each of the quarters ended March 31, 2007 and 2006.

Income Taxes

The increase in income taxes of $0.8 million is the result the increase in operating income and a 0.4% rate increase. The effective income tax rate for the quarter ended March 31, 2007 is approximately 39.5% as compared to an effective income tax rate of 39.1% for the quarter ended March 31, 2006.

Contract Backlog

At March 31, 2007 and December 31, 2006, our estimated backlog was $622.0 million and $611.8 million, respectively, of which $120.4 million and, $123.1 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as previously filed with the SEC.

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

During the first quarter of 2007, we used approximately $7.7 million of cash on hand for the acquisition of OTS including approximately $0.4 million of transaction costs. Generally, our most significant use of working capital is for accounts receivables. During the first quarter of 2007, the balance of accounts receivable increased by $1.1 million to $67 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) stood at 93 days as of March 31, 2007 and December 31, 2006. This is an increase of 18 days as compared to March 31, 2006. The increase in DSO is primarily attributable to billing issues related to some of the larger NETCENTS product orders and we are presently working with our customers to resolve these issues and to reduce our DSO. Our March 31, 2007 DSO calculation includes OTS’ January 2007 revenues.

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of March 31, 2007, there were no amounts outstanding under the credit facility.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement (the Agreement) consists of a revolving credit facility with an original principal amount of up to $60.0 million, which includes a swingline facility with an original principal amount of up to $5.0 million. The Agreement also has a $30.0 million accordion feature allowing us to increase our borrowing capacity to up to $90.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The credit facility expires on March 14, 2011. As of March 31, 2007, the balance of the credit facility was $0.

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

Fixed-Price Contracts: Revenue on fixed unit price contracts, where specified units are delivered under service arrangements, is recognized as units are delivered based on the specified price per unit. Revenue for fixed-price level-of-effort contracts is recognized based upon the number of units of labor actually delivered multiplied by the negotiated rate for each unit of labor. Revenue for fixed price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Revenue on certain fixed-price completion contracts that are within the scope of Statement of Position 81-1 Accounting for Performance of Construction Type and Certain Production-Type Contracts (SOP 81-1) is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our Loan and Security Agreement. Since we had no outstanding bank debt during the three months ended March 31, 2007, a change in interest rates would have had no impact on our interest expense or cash flow.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation as of March 31, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations or liquidity.

Item 1A.	Risk Factors

No significant changes from those discussed in “Risk Factors” included in NCI, Inc.’s Form 10-K, filed with the Securities and Exchange Commission.

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

NCI, Inc.
Registrant

Date: May 4, 2007	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 4, 2007	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)