Form 10-Q
period 2007-06-30
NCI, Inc.
filed 2007-08-06
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 1, 2007, there were 7,027,760 shares outstanding of the registrant’s Class A common stock. In addition, there are 6,300,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,680	$13,930
Accounts receivable, net	74,940	65,841
Deferred tax assets	1,809	1,678
Prepaid expenses and other current assets	699	1,280

Total current assets	86,128	82,729

Property and equipment, net	5,272	4,925
Other assets	866	785
Deferred tax assets, net	499	552
Intangible assets, net	1,892	381
Goodwill	79,298	17,427

Total assets	$173,955	$106,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,033	$22,712
Accrued salaries and benefits	12,435	9,036
Other accrued expenses/liabilities	5,766	3,402
Deferred revenue	2,596	1,259

Total current liabilities	42,830	36,409

Line of credit	55,000	—
Other liabilities	112	168
Deferred rent	3,379	3,636

Total liabilities	101,321	40,213

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 7,027,760 shares issued and outstanding	134	134
Class B common stock, $0.019 par value—12,500,000 shares authorized; 6,300,000 shares issued and outstanding	120	120
Additional paid-in capital	57,626	57,580
Deferred compensation	(398)	(507)
Retained earnings	15,152	9,259

Total stockholders’ equity	72,634	66,586

Total liabilities and stockholders’ equity	$173,955	$106,799

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$66,703	$47,857	$130,994	$93,891

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	58,237	41,096	113,746	80,566
General and administrative expense	3,078	2,939	6,658	6,193
Depreciation and amortization	356	406	726	816
Amortization of intangible assets	217	242	400	488

Total operating costs and expenses	61,888	44,683	121,530	88,063

Operating income	4,815	3,174	9,464	5,828
Interest income	212	208	354	325
Interest expense	(58)	(19)	(82)	(45)

Income before income taxes	4,969	3,363	9,736	6,108
Income tax expense	1,961	1,316	3,843	2,391

Net income	$3,008	$2,047	$5,893	$3,717

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,328	13,328	13,328	13,328

Net income per share	$0.23	$0.15	$0.44	$0.28

Diluted:

Weighted average shares and equivalent shares outstanding	13,524	13,503	13,516	13,502

Net income per share	$0.22	$0.15	$0.44	$0.28

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$5,893	$3,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,126	1,304
(Gain) on sale and disposal of property and equipment	—	(1)
Non-cash stock compensation expense	154	57
Deferred income taxes	(77)	1,426
Changes in operating assets and liabilities:
Accounts receivable, net	7,776	3,685
Prepaid expenses and other assets	915	(336)
Accounts payable	(3,774)	1,630
Accrued expenses/other current liabilities	1,682	(385)
Deferred rent	(232)	(203)

Net cash provided by operating activities	13,463	10,894

Cash flows from investing activities
Purchase of property and equipment	(443)	(177)
Proceeds from sale of property and equipment	—	4
Cash paid for acquisitions, net of cash received	(73,146)	—

Net cash used in investing activities	(73,589)	(173)

Cash flows from financing activities
Proceeds from line of credit	55,000	—
Principal payments under capital lease obligations	(124)	(147)
Distributions to stockholders	—	(5,866)

Net cash provided by (used in) financing activities	54,876	(6,013)

Net change in cash and cash equivalents	(5,250)	4,708
Cash and cash equivalents, beginning of year	13,930	12,323

Cash and cash equivalents, end of period	$8,680	$17,031

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$82	$45

Income taxes	$3,645	$26

Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$2	$156

See accompanying notes

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for NCI, Inc. and its wholly-owned subsidiaries (the Company or NCI) as of and for the three and six months ended June 30, 2007 and 2006, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary to a fair presentation of the results for such periods. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in NCI's Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

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

The following details the historical computation of basic and diluted earnings per common share (Class A and Class B).

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Net Income	$3,008	$2,047	$5,893	$3,717

Weighted average number of basic shares outstanding during the period	13,328	13,328	13,328	13,328
Dilutive effect of stock options after application of treasury stock method	196	175	188	174

Weighted average number of diluted shares outstanding during the period	13,524	13,503	13,516	13,502

Basic earnings per share	$0.23	$0.15	$0.44	$0.28

Diluted earnings per share	$0.22	$0.15	$0.44	$0.28

4. Stock Compensation

The following table summarizes stock compensation for the three and six months ending June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(in thousands)
Cost of Revenue	$55	$20	$82	$2
General and Administrative	57	28	72	55

	$112	$48	$154	$57

As of June 30, 2007, there was approximately $1.4 million of total unrecognized compensation cost related to unvested stock compensation agreements. Of this amount, approximately $0.4 million is related to options accounted for under APB No. 25, and approximately $1.0 million related to options accounted for under SFAS No. 123(R). This cost is expected to be fully amortized over the next four years, with approximately $222,000 during the remainder of 2007, and approximately $442,000 during 2008, $435,000 during 2009, $286,000 during 2010, and $39,000 during 2011. The Company issued options during 2003 where vesting will accelerate when the company reaches certain performance benchmarks. SFAS No. 123(R) requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options. The future amortized cost stated above does not take into account any accelerated vesting of options.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Acquisitions

Karta Technologies, Inc.

On June 27, 2007, the Company completed the acquisition of Karta Technologies, Inc. (Karta). Karta generated revenues for calendar year 2006 of approximately $51 million (unaudited). Karta has approximately 400 employees located throughout the United States. NCI paid approximately $67.3 million for Karta. The purchase price includes $64.8 million for Karta, $0.2 million for a non-compete agreement, $1.5 million as a working capital adjustment and $0.8 million in transactions costs. The acquisition of Karta meets many of NCI’s strategic acquisition objectives, including: opening new and important DoD market areas; expanding NCI’s service offerings to include healthcare IT, DoD medical transformation, high-end training solutions and distance learning, and modernization, readiness and sustainment engineering solutions; expanding NCI’s DoD and civilian agency customer base; providing additional valuable GWAC/MAC/IDIQ contract vehicles to NCI’s existing portfolio of contracts; and adding management, professional and business development staff to NCI’s team.

The Company is in the process of determining the fair values of Karta’s identifiable intangible assets. On June 27, 2007, Karta had net tangible assets with a fair value of $10.3 million. The Karta assets and liabilities were recorded at fair value under the purchase method of accounting. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of $56.9 million. The amount of goodwill presently recorded will be reduced by the fair value of Karta’s identifiable intangible assets as of June 27, 2007 when the independent third party valuation is complete.

The following table represents the preliminary purchase price allocation of Karta’s assets and liabilities at fair value:

June 27, 2007
(in thousands)
Cash	$1,415
Accounts receivable	15,546
Other current assets	149
Property and equipment	620
Others assets	234
Intangible assets	*
Goodwill	56.925
Liabilities	(7,637)

Net assets acquired	$67,252

*	To be determined. NCI has engaged an independent third party to assist in valuing Karta’s intangible assets.

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of NCI and Karta, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our Credit Agreement (see Note 6) had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and six months ended June 30, 2007 exclude closing bonuses, stock option termination payments and other transaction related expenses of $5.3 million recorded by Karta in their historical statements of operations related to our Stock Purchase Agreement dated June 27, 2007. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical NCI for amortization charges from acquired intangible assets, interest expense at our current level of debt, and the related tax effects.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Acquisitions (continued)

All amounts are in thousands except per share amounts

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	2007	2006	2007	2006
Revenue	$80,372	$61,474	$158,193	$120,738
Income from continuing operations	3,778	2,549	7,986	5,373
Net income	$2,287	$1,552	$4,834	$3,269

Diluted net income per share	$0.17	$0.11	$0.36	$0.24

Operational Technologies Services, Inc.

Effective January 31, 2007, the Company completed the acquisition of Operational Technologies Services, Inc. (OTS). OTS generated revenues for calendar year 2006 of approximately $10 million (unaudited), all derived from contracts with the Federal Aviation Administration. OTS has approximately 70 employees located primarily within the Greater Washington, DC area. NCI paid approximately $7.7 million in cash at closing including approximately $0.4 million of transaction costs. The acquisition of OTS fits NCI’s strategy of pursuing companies that add new customers, specifically the Federal Aviation Administration, and capabilities to NCI and its customers and is directly supportive of our long term growth objectives for the Federal Civilian market sector.

On January 31, 2007, OTS had net assets including identifiable intangibles with a fair value of $2.8 million. The identified intangibles value was determined by an unrelated third party valuation expert. The OTS assets and liabilities were recorded at fair value under the purchase method of accounting. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of $4.9 million.

In addition, the definitive agreement for the acquisition of OTS provided for various contingent consideration. NCI will pay up to an additional $2.5 million over the next 18 months following closing based on achievement of certain milestones. During the third quarter of 2007, NCI will pay approximately $180,000 for earnout payments to the prior stockholders of OTS. Pursuant to the provisions of SFAS No. 141, Business Combinations, the Company believes the payment of any contingent consideration will be treated as additional cost of the acquisition and added to goodwill as the contingencies are resolved.

6. Loan and Security Agreement

On June 27, 2007, the Company entered into the Second Amendment of the Company’s Loan and Security Agreement (as amended, the Credit Agreement) which increased the Company’s line of credit from $60.0 million to $90.0 million and approved the acquisition of Karta. The borrowing capacity under the Credit Agreement consists of a revolving credit facility with an original principal amount of up to $90.0 million, which includes a swingline facility with an original principal amount of up to $5.0 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The credit facility expires on March 14, 2011.

The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion.

The Credit Agreement contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge or sell assets. In addition, the Credit Agreement contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a ratio of funded debt to earnings; and limit capital expenditures below certain thresholds.

In conjunction with the acquisition Karta (see note 5), the Company borrowed $55.0 million under the Credit Agreement As of June 30, 2007, the outstanding balance was $55.0 million and interest accrues at a rate of LIBOR plus 150 basis points, or 6.82%.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract and a blanket purchase order. For the three and six months ended June 30, 2006, the payments for services and expenses incurred under these agreements were approximately $96,000 and 198,000, of which $45,000 was included in accounts payable at June 30, 2006. No amounts were paid during the three and six months ended June 30, 2007 as these agreements expired during May 2006.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by one of Karta’s previous stockholders and who is now a member of the NCI Board of Directors. The lease is for approximately 34,000 square feet at $14.00 per square foot with annual escalation and expires on June 30, 2012. The lease was renegotiated and signed as of June 27, 2007 in conjunction with the purchase of Karta. For the three and six months ended as of June 30, 2007, NCI has made no rent payments to Gur Parsaad Properties, Ltd.

Management believes that all transactions with related parties have been conducted based on then current market conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations and prospects. There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following: our dependence on our contracts with federal government agencies, particularly within the U.S. Department of Defense, for substantially all of our revenue; continued funding of our contracts by the U.S. Government, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq; risk of contract performance or termination; failure to achieve contract awards in connection with recompetes for present business and/or competition for new business; government contract procurement (such as bid protest, small business set asides, etc.) and termination risks; competitive factors such as pricing pressures and competition to hire and retain employees (particularly those with security clearances); failure to successfully integrate Operational Technologies Services, Inc., Karta Technologies, Inc., and future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions; failure to identify, execute and effectively integrate acquisitions appropriate to the achievement of our strategic plans; economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) government contracts for services, (ii) outsourcing of activities that have been performed by the government, (iii) delays related to agency specific funding freezes, and (iv) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration; and our own ability to achieve the objectives of near term or long range business plans. Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (SEC) for the period ended December 31, 2006, and from time to time, in other filings with the SEC such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Department of Defense and intelligence agencies	81.6%	78.6%	80.9%	78.2%
Federal civilian agencies	18.4%	21.2%	19.1%	21.6%
Commercial and state & local entities	—%	0.2%	—%	0.2%

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

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Time-and-materials	41.4%	44.6%	40.0%	45.7%
Cost-plus	31.8%	29.1%	29.7%	30.5%
Fixed-price	26.8%	26.3%	30.3%	23.8%

We have been experiencing an increase in the percentage of fixed price revenue we recognize, and a decrease in the percentage of time and materials revenue. This is due to the increased use of our government wide acquisition contracts (GWACs), where the majority of the tasks are fixed price or fixed price level of effort instead of on a time-and-materials or cost-plus basis.

Operating Expenses

Cost of Revenue

Cost of revenue primarily includes direct costs incurred to provide our services and solutions to clients. The most significant portion of these costs is salaries and wages, plus associated fringe benefits including stock compensation, of our employees directly serving clients, in addition to the related management, facilities and infrastructure costs. Cost of revenue also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase on behalf of our clients, and any other related direct costs, such as travel expenses. These other direct costs are incurred in response to specific client tasks, and vary from period to period. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins. In general, the use of subcontractors increases costs and decreases margin due to the fact that most subcontractors are billed as a direct expense to the customer with a lower margin than we earn on our services. Typically, hardware or software purchases decrease margins significantly since most of these costs are billed to the customer with little to no margin, depending on the contract.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Three months ended June 30,		As a percentage of revenue Three months ended June 30,
	2007	2006	2007	2006
	(unaudited)
Revenue	$66,703	$47,857	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	58,237	41,096	87.3	85.9
General and administrative expenses	3,078	2,939	4.7	6.1
Depreciation and amortization	356	406	0.5	0.9
Amortization of intangible assets	217	242	0.3	0.5

Total operating costs and expenses	61,888	44,683	92.8	93.4

Operating income	4,815	3,174	7.2	6.6
Interest income	212	208	0.3	0.4
Interest expense	(58)	(19)	—	—

Income before taxes	4,969	3,363	7.5	7.0
Provision for income taxes	1,961	1,316	3.0	2.7

Net income	$3,008	$2,047	4.5%	4.3%

Revenue

For the three months ended June 30, 2007, total revenue increased by 39.4% or $18.8 million, over the same period a year ago. This increase was primarily due to new task orders under our GWAC contract vehicles, primarily NETCENTS, ITES, and TEIS, as well as growth on existing programs and revenue from our acquisitions. Revenue from OTS for the three months ended June 30, 2007 was approximately $2.5 million and Karta revenue for the period June 28, 2007 until June 30, 2007 was approximately $0.5 million. These increases were slightly offset by revenue reductions due to tasks that ended and a reduction in the volume of NETCENTS product sales.

Cost of revenue

Cost of revenue increased 41.7%, or $17.1 million, for the three months ended June 30, 2007, as compared to the same period a year ago. The increase was attributable to an increase in subcontractor costs, hardware and software purchases for our clients, direct labor and associated indirect costs and other direct costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 87.3% and 85.9% for the quarters ended June 30, 2007 and 2006, respectively. The 1.4% increase in cost of revenue as a percentage of revenue for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 resulted primarily from an increase in subcontractor, hardware and software, and other direct costs as a percentage of cost of revenue, which typically carry lower gross margins than labor revenue.

General and Administrative Expenses

General and administrative expense increased 4.7%, or $0.1 million, for the three months ended June 30, 2007, as compared to the same period a year ago. The increase is due mainly to increased accounting and audit related fees. As a percentage of revenue, general and administrative expenses decreased to 4.7% from 6.1% for the quarters ended June 30, 2007 and 2006, respectively. The decrease is due to the leveraging of our general and administrative expenses over a larger revenue base.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.2 million for the quarters ended June 30, 2007 and 2006. After Karta’s acquired intangibles are valued, we expect amortization of intangible assets to increase significantly beginning the third quarter of 2007.

Operating income

For the three months ended June 30, 2007, operating income was $4.8 million, or 7.2% of revenue, compared to $3.1 million, or 6.6% of revenue, for the three months ended June 30, 2006. Operating income was higher for the three months ended June 30, 2007 due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was higher for the three months ended June 30, 2007 compared to the same period in the prior year due to the leveraging of our infrastructure costs, primarily general and administrative expenses, over a larger revenue base. This leveraging is a result of the high percentage of our revenue that comes from time-and-materials and fixed-price contracts.

Interest Income/Expense

Net interest income was approximately $0.2 million for each of the quarters ended June 30, 2007 and 2006. Due to the increase in our line of credit balance in relation to the Karta acquisition, interest expense will increase significantly during the third quarter of 2007.

Income Taxes

The increase in income taxes of $0.6 million is the result of the increase in operating income and a 0.4% rate increase. The effective income tax rate for the quarter ended June 30, 2007 is approximately 39.5% as compared to an effective income tax rate of 39.1% for the quarter ended June 30, 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Six months ended June 30,		As a percentage of revenue Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)
Revenue	$130,994	$93,891	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	113,746	80,566	86.8	85.8
General and administrative expenses	6,658	6,193	5.1	6.6
Depreciation and amortization	726	816	0.6	0.9
Amortization of intangible assets	400	488	0.3	0.5

Total operating costs and expenses	121,530	88,063	92.8	93.8

Operating income	9,464	5,828	7.2	6.2
Interest income	354	325	0.3	0.3
Interest expense	(82)	(45)	(0.1)	—

Income before taxes	9,736	6,108	7.4	6.5
Provision for income taxes	3,843	2,391	2.9	2.5

Net income	$5,893	$3,717	4.5%	4.0%

Revenue

For the six months ended June 30, 2007, total revenue increased by 39.5% or $37.1 million, over the same period a year ago. This increase was primarily due to new task orders under our GWAC contract vehicles, primarily NETCENTS, ITES, TEIS and VA GITTS, as well as growth on existing programs and revenue from our acquisitions. OTS revenue for the period from February 1, 2007 until June 30, 2007 was $4.2 million. Karta revenue for the period June 28, 2007 until June 30, 2007 was $0.5 million. These increases were slightly offset by revenue reductions due to tasks that ended.

Cost of revenue

Cost of revenue increased 41.2%, or $33.2 million, for the six months ended June 30, 2007, as compared to the same period a year ago. The increase was attributable to an increase in subcontractor costs, direct labor and associated indirect costs and other direct costs due to the increase in revenue. As a percentage of revenue, cost of revenue was

86.8% and 85.8% for the six months ended June 30, 2007 and 2006, respectively. The 1.0% increase in cost of revenue as a percentage of revenue for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 resulted primarily from an increase in subcontractor and other direct costs, including hardware and software purchases under NETCENTS, as a percentage of cost of revenue.

General and Administrative Expenses

General and administrative expense increased 7.5%, or $0.5 million, for the six months ended June 30, 2007, as compared to the same period a year ago. The increase is due mainly to increased accounting and audit fees along with higher bid and proposal costs. These cost increases were partially offset by reduced legal expenses. As a percentage of revenue, general and administrative expenses decreased to 5.1% from 6.6% for the six months ended June 30, 2007 and 2006, respectively. The decrease is due to the leveraging of our general and administrative expenses over a larger revenue base.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.4 million for the six months ended June 30, 2007 and $0.5 million for the same period during 2006. After Karta’s acquired intangibles are valued, we expect amortization of intangible assets to increase significantly beginning the third quarter of 2007.

Operating income

For the six months ended June 30, 2007, operating income was $9.5 million, or 7.2% of revenue, compared to $5.8 million, or 6.2% of revenue, for the six months ended June 30, 2006. Operating income was higher for the six months ended June 30, 2007 due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was higher for the six months ended June 30, 2007 compared to the same period in the prior year due to the leveraging of our infrastructure costs, primarily general and administrative expenses, over a larger revenue base. This leveraging is a result of the high percentage of our revenue that comes from time-and-materials and fixed-price contracts.

Interest Income/Expense

Net interest income was approximately $0.3 million for each of the six months ended June 30, 2007 and 2006. Due to the increase in our line of credit balance in relation to the Karta acquisition, interest expense will increase significantly during the third quarter of 2007.

Income Taxes

The increase in income taxes of $1.4 million is the result of the increase in operating income and a 0.4% rate increase. The effective income tax rate for the six months ended June 30, 2007 is approximately 39.5% as compared to an effective income tax rate of 39.1% for the six months ended June 30, 2006.

Contract Backlog

At June 30, 2007 and December 31, 2006, our estimated backlog was $755 million and $612 million, respectively, of which $137 million and, $123 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as previously filed with the SEC.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investing in capital expenditures and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. We expect the combination of our current cash, cash flow from operations and the available borrowing capacity on our credit facility to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to raise additional external capital or increase our borrowings.

During the first half of 2007, we used approximately $20.0 million of cash on hand and borrowed approximately $55.0 million for acquisitions. Our other significant use of working capital is for accounts receivables. Days sales outstanding of accounts receivable (DSO), including Karta on a pro-forma basis, decreased to 85 days as of June 30, 2007, compared to 93 days as of December 31, 2006. This improvement in DSO generated $7.8 million in operating cash flow during the first six months of 2007. Total net accounts receivable were $74.9 million as of June 30, 2007.

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of June 30 2007, there was approximately $55.0 million outstanding under the credit facility.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement (as amended, the Credit Agreement) consists of a revolving credit facility with an original principal amount of up to $90.0 million, which includes a swingline facility with an original principal amount of up to $5.0 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. Interest is accruing at LIBOR plus 150 basis points or 6.82% as of June 30, 2007. The credit facility expires on March 14, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during 2007. Refer to our Critical Accounting Policies section in our Form 10-K for the period ending December 31, 2006 as filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Agreement. Since our borrowing related to the Karta acquisition occurred close to the end of the quarter ended June 30, 2007, a change in interest rates would have had no material impact on our interest expense or cash flow for the three or six months ended June 30, 2007.

Additionally, we are subject to credit risks associated with our cash, cash equivalents and accounts receivable. We believe that the concentration of credit risks with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy that requires we invest excess cash in high quality investments which preserve principal, provide liquidity, and minimize investment risk. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the federal government or prime contractors working for the federal government.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation as of June 30, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations or liquidity.

Item 1A. Risk Factors

In addition to those discussed in “Risk Factors” included in NCI, Inc.’s Form 10-K, filed with the Securities and Exchange Commission NCI is adding the following risk factor.

The Company has substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce the Company’s operating income.

As of June 30, 2007, goodwill accounted for approximately $79 million, or approximately 46%, of the Company’s recorded total assets. The Company evaluates the recoverability of recorded goodwill amounts annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill becomes impaired, the Company would be required to write-off the impaired amount, which may significantly reduce or eliminate our profits.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 13, 2007 (the “Annual Meeting”). The following proposals were voted upon at the Annual Meeting:

Proposal 1:	The election of seven directors to serve a one year term, or until their respective successors have been duly elected and qualified.

Proposal 2:	To ratify the appointment of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the current fiscal year.

A summary of the voting for proposals voted upon at the Annual Meeting is as follows:

Proposal	For	Against or Withheld	Abstain	Broker Non-Votes
Proposal 1
Charles K. Narang	69,750,918	142,492	—	—
Terry W. Glasgow	69,885,117	8,293	—	—
James P. Allen	69,885,217	8,193	—	—
John E. Lawler	69,885,217	8,193	—	—
Paul V. Lombardi	69,885,117	8,293	—	—
J. Patrick McMahon	69,885,117	8,293	—	—
Daniel R. Young	69,885,117	8,293	—	—
Proposal 2	69,890,510	900	2,000	—

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

NCI, Inc. Registrant

Date: August 6, 2007	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2007	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)