Form 10-Q
period 2007-09-30
NCI, Inc.
filed 2007-11-02
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 1, 2007, there were 7,051,442 shares outstanding of the registrant’s Class A common stock. In addition, there are 6,300,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15	$13,930
Accounts receivable, net	85,159	65,841
Deferred tax assets	2,244	1,678
Prepaid expenses and other current assets	1,202	1,280

Total current assets	88,620	82,729

Property and equipment, net	5,047	4,925
Other assets	855	785
Deferred tax assets, net	328	552
Intangible assets, net	5,892	381
Goodwill	75,136	17,427

Total assets	$175,878	$106,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,170	$22,712
Accrued salaries and benefits	13,376	9,036
Other accrued expenses/liabilities	6,403	3,402
Deferred revenue	1,707	1,259

Total current liabilities	45,656	36,409

Line of credit	50,500	—
Other liabilities	90	168
Deferred rent	3,249	3,636

Total liabilities	99,495	40,213

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 7,051,442 shares issued and outstanding as of September 30, 2007 and 7,027,760 shares issued and outstanding as of December 31, 2006	134	134
Class B common stock, $0.019 par value—12,500,000 shares authorized; 6,300,000 shares issued and outstanding	120	120
Additional paid-in capital	57,979	57,580
Deferred compensation	(342)	(507)
Retained earnings	18,492	9,259

Total stockholders’ equity	76,383	66,586

Total liabilities and stockholders’ equity	$175,878	$106,799

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$85,208	$59,895	$216,203	$153,786

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	73,841	52,221	187,587	132,786
General and administrative expense	4,063	3,325	10,722	9,519
Depreciation and amortization	465	422	1,191	1,238
Amortization of intangible assets	516	238	916	726

Total operating costs and expenses	78,885	56,206	200,416	144,269

Operating income	6,323	3,689	15,787	9,517
Interest income	103	259	458	584
Interest expense	(901)	(22)	(984)	(67)

Income before income taxes	5,525	3,926	15,261	10,034
Income tax expense	2,185	1,512	6,028	3,903

Net income	$3,340	$2,414	$9,233	$6,131

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,331	13,328	13,329	13,328
Net income per share	$0.25	$0.18	$0.69	$0.46

Diluted:
Weighted average shares and equivalent shares outstanding	13,547	13,450	13,526	13,485
Net income per share	$0.25	$0.18	$0.68	$0.45

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$9,233	$6,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,107	1,964
Gain on sale and disposal of property and equipment	(4)	(3)
Non-cash stock compensation expense	281	97
Deferred income taxes	(341)	2,131
Changes in operating assets and liabilities:
Accounts receivable, net	(2,441)	(7,883)
Prepaid expenses and other assets	424	(748)
Accounts payable	(1,638)	9,722
Accrued expenses/other current liabilities	2,386	1,544
Deferred rent	(352)	(319)

Net cash provided by operating activities	9,655	12,636

Cash flows from investing activities
Purchase of property and equipment	(684)	(273)
Proceeds from sale of property and equipment	4	6
Cash paid for acquisitions, net of cash received	(73,500)	—

Net cash used in investing activities	(74,180)	(267)

Cash flows from financing activities
Proceeds from line of credit, net	50,500	—
Principal payments under capital lease obligations	(173)	(227)
Proceeds from exercise of stock options	202	—
Excess tax deductions from stock options	81	—
Distributions to stockholders	—	(5,866)

Net cash provided by (used in) financing activities	50,610	(6,093)

Net change in cash and cash equivalents	(13,915)	6,276
Cash and cash equivalents, beginning of year	13,930	12,323

Cash and cash equivalents, end of period	$15	$18,599

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$984	$67

Income taxes	$6,607	$26

Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$2	$181

See accompanying notes

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements for NCI, Inc. and its wholly-owned subsidiaries (the Company or NCI) as of and for the three and nine months ended September 30, 2007 and 2006, have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary to a fair presentation of the results for such periods. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in NCI’s Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

2. Business Overview

NCI is a provider of information technology services and solutions to federal government agencies. The Company’s focus is on designing, implementing, maintaining and upgrading secure information technology (IT) systems and networks by leveraging the Company’s skills across six core service offerings: network engineering; information assurance; systems development and integration; enterprise systems management; design engineering and software development; and eLearning. The Company provides these services to defense, intelligence and federal civilian agencies. Substantially all of the Company’s revenue was derived from contracts with the federal government, directly as a prime contractor or as a subcontractor. The Company conducts business throughout the United States. In addition, the Company may conduct business internationally in support of federal government contracts.

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

The following details the historical computation of basic and diluted earnings per common share (Class A and Class B).

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Net Income	$3,340	$2,414	$9,233	$6,131

Weighted average number of basic shares outstanding during the period	13,331	13,328	13,329	13,328
Dilutive effect of stock options after application of treasury stock method	216	122	197	157

Weighted average number of diluted shares outstanding during the period	13,547	13,450	13,526	13,485

Basic earnings per share	$0.25	$0.18	$0.69	$0.46

Diluted earnings per share	$0.25	$0.18	$0.68	$0.45

4. Stock Compensation

The following table summarizes stock compensation for the three and nine months ending September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands)
Cost of Revenue	$51	$10	$133	$11
General and Administrative	76	30	148	86

	$127	$40	$281	$97

As of September 30, 2007, there was approximately $2.4 million of total unrecognized compensation cost related to unvested stock compensation agreements. Of this amount, approximately $0.3 million is related to options accounted for under APB No. 25, Accounting for Stock Issued to Employees, and approximately $2.1 million related to options accounted for under SFAS No. 123(R), Share-Based Payment. This cost is expected to be fully amortized over the next four years, with approximately $187,000 during the remainder of 2007, and approximately $748,000 during 2008, $742,000 during 2009, $565,000 during 2010, and $170,000 during 2011. The Company issued options during 2003 where vesting will accelerate when the company reaches certain performance benchmarks. SFAS No. 123(R) requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options. The future amortized cost stated above does not take into account any accelerated vesting of options.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Acquisitions

Karta Technologies, Inc.

On June 27, 2007, the Company completed the acquisition of Karta Technologies, Inc. (Karta). Karta generated revenues for calendar year 2006 of approximately $51 million (unaudited). NCI paid approximately $67.4 million for Karta. The purchase price includes $64.8 million for Karta, $0.2 million for a non-compete agreement, $1.2 million as a working capital adjustment and $1.2 million in transactions costs. The acquisition of Karta meets many of NCI’s strategic acquisition objectives, including: opening new and important DoD market areas; expanding NCI’s service offerings to include healthcare IT, DoD medical transformation, high-end training solutions and distance learning, and modernization, readiness and sustainment engineering solutions; expanding NCI’s DoD and civilian agency customer base; providing additional valuable GWAC/MAC/IDIQ contract vehicles to NCI’s existing portfolio of contracts; and adding management, professional and business development staff to NCI’s team.

On June 27, 2007, Karta had net assets including identifiable intangibles with a fair value of $14.8 million. The Karta assets and liabilities were recorded at fair value under the purchase method of accounting. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of $52.6 million. The fair value of Karta’s identifiable intangible assets as of June 27, 2007 was determined by an independent third party.

The following table represents the final purchase price allocation of Karta’s assets and liabilities at fair value:

June 27, 2007
(in thousands)
Cash	$1,415
Accounts receivable	15,546
Other current assets	149
Property and equipment	620
Others assets	54
Intangible assets	4,696
Goodwill	52,589
Liabilities	(7,637)

Net assets acquired	$67,432

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of NCI and Karta, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and borrowings under our Credit Agreement (see Note 6) had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and nine months ended September 30, 2007 exclude closing bonuses, stock option termination payments and other transaction related expenses of $5.3 million recorded by Karta in their historical statements of operations related to our Stock Purchase Agreement dated June 27, 2007. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical NCI for amortization charges from acquired intangible assets, interest expense at our current level of debt, and the related tax effects.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Acquisitions (continued)

All amounts are in thousands except per share amounts

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	2007	2006	2007	2006
Revenue	$85,208	$71,532	$243,402	$192,270
Income before income taxes	5,525	2,698	13,118	8,827
Net income	$3,340	$1,666	$7,937	$5,396

Diluted net income per share	$0.25	$0.12	$0.59	$0.40

Operational Technologies Services, Inc.

Effective January 31, 2007, the Company completed the acquisition of Operational Technologies Services, Inc. (OTS). OTS generated revenues for calendar year 2006 of approximately $10 million (unaudited), all derived from contracts with the Federal Aviation Administration. NCI paid approximately $7.9 million in cash including approximately $0.2 million in earnout payments and $0.4 million of transaction costs. The acquisition of OTS fits NCI’s strategy of pursuing companies that add new customers, specifically the Federal Aviation Administration, and capabilities to NCI and its customers and is directly supportive of our long term growth objectives for the Federal Civilian market sector.

On January 31, 2007, OTS had net assets including identifiable intangibles with a fair value of $2.8 million. The identified intangibles value was determined by an unrelated third party valuation expert. The OTS assets and liabilities were recorded at fair value under the purchase method of accounting. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of $5.1 million.

In addition, the definitive agreement for the acquisition of OTS provided for certain contingent consideration. Under the agreement, NCI agreed to pay up to an additional $2.5 million over the 18 months following closing based on achievement of certain milestones. During the third quarter of 2007, NCI paid approximately $0.2 million for earnout payments to the prior stockholders of OTS. Pursuant to the provisions of SFAS No. 141, Business Combinations, the payment of any contingent consideration will be treated as additional cost of the acquisition and added to goodwill as the contingencies are resolved.

6. Loan and Security Agreement

On June 27, 2007, in connection with the Karta acquisition (see note 5), the Company entered into the Second Amendment of the Company’s Loan and Security Agreement (as amended, the Credit Agreement) which increased the Company’s line of credit from $60.0 million to $90.0 million. The borrowing capacity under the Credit Agreement consists of a revolving credit facility with a principal amount of up to $90.0 million, which includes a swingline facility with a principal amount of up to $5.0 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The credit facility expires on March 14, 2011.

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

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Loan and Security Agreement (continued)

In conjunction with the Karta acquisition, the Company borrowed $55.0 million under the Credit Agreement. As of September 30, 2007, the outstanding balance was $50.5 million and interest accrued at a rate of LIBOR plus 125 basis points, or 6.915%.

7. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract and a blanket purchase order. For the three and nine months ended September 30, 2006, the payments for services and expenses incurred under these agreements were approximately $17,000 and $215,000. No amounts were paid during the three and nine months ended September 30, 2007 as these agreements expired during May 2006. Effective October 1, 2007, NCI entered into a new subcontract agreement with Net Commerce Corporation with a potential value of approximately $600,000 over an initial one year term.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Mr. Gurvinder Pal Singh, a previous stockholder of Karta (see note 5) and who is now a member of the NCI Board of Directors. The lease is for approximately 34,000 square feet at $14.00 per square foot with annual escalation and expires on June 30, 2012. The lease was negotiated and signed as of June 27, 2007 in conjunction with the purchase of Karta. For the three and nine months ended as of September 30, 2007, NCI has paid $118,000 for rent to Gur Parsaad Properties, Ltd.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations and prospects. There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	our dependence on our contracts with federal government agencies, particularly within the U.S. Department of Defense, for substantially all of our revenue;

•

continued funding of our contracts by the U.S. Government, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism or rebuilding Iraq;

•	risk of contract performance or termination;

•	failure to achieve contract awards in connection with recompetes for present business and/or competition for new business;

•	government contract procurement (such as bid protest, small business set asides, etc.) and termination risks;

•	competitive factors such as pricing pressures and competition to hire and retain employees (particularly those with security clearances);

•

failure to successfully integrate Operational Technologies Services, Inc., Karta Technologies, Inc., and future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions;

•	failure to identify, execute and effectively integrate acquisitions appropriate to the achievement of our strategic plans;

•

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

•	our own ability to achieve the objectives of near term or long range business plans.

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

Overview

We are a provider of information technology services and solutions to U.S. federal government agencies, focused on designing, implementing, maintaining and upgrading secure information technology (IT) systems and networks. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our clients in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across six core service offerings:

•	network engineering;

•	information assurance;

•	systems development and integration;

•	enterprise systems management;

•	design engineering and software development; and

•	eLearning.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Department of Defense and intelligence agencies	82.2%	83.9%	81.4%	80.4%
Federal civilian agencies	17.3%	16.1%	18.4%	19.4%
Commercial and state & local entities	0.5%	—%	0.2%	0.2%

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

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Time-and-materials	36.4%	37.5%	38.5%	42.5%
Cost-plus	28.3%	26.5%	29.2%	28.9%
Fixed-price	35.3%	36.0%	32.3%	28.6%

Operating Expenses

Cost of Revenue

Cost of revenue includes direct costs incurred to provide our services and solutions to clients. The most significant portion of these costs is salaries and wages, plus associated fringe benefits including stock compensation, of our employees directly serving clients, in addition to the related management, facilities and infrastructure costs. Cost of revenue also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase on behalf of our clients, and any other related direct costs, such as travel expenses. These other direct costs are incurred in response to specific client tasks, and vary from period to period. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins. In general, the use of subcontractors’ increases costs and decreases margin due to the fact that most subcontractors are billed as a direct expense to the customer with a lower margin than we earn on our services. Typically, hardware or software purchases may decrease margins significantly since most of these costs are billed to the customer with little to no margin, depending on the contract.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

			As a Percentage of Revenue
	Three months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
	(unaudited)
Revenue	$85,208	$59,895	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	73,841	52,221	86.7	87.2
General and administrative expenses	4,063	3,325	4.8	5.6
Depreciation and amortization	465	422	0.5	0.7
Amortization of intangible assets	516	238	0.6	0.3

Total operating costs and expenses	78,885	56,206	92.6	93.8

Operating income	6,323	3,689	7.4	6.2
Interest income	103	259	0.1	0.4
Interest expense	(901)	(22)	(1.0)	—

Income before taxes	5,525	3,926	6.5	6.6
Provision for income taxes	2,185	1,512	2.6	2.6

Net income	$3,340	$2,414	3.9%	4.0%

Revenue

For the three months ended September 30, 2007, total revenue increased by 42.3% or $25.3 million, over the same period a year ago. This increase was primarily due to the Karta and OTS acquisitions as well as new task orders under our GWAC contract vehicles, primarily NETCENTS, ITES, and TEIS, as well as growth on existing programs and revenue from our acquisitions. Revenue from Karta and OTS for the three months ended September 30, 2007 was approximately $13.8 million and $2.4 million, respectively. These increases were offset by revenue reductions due to tasks that have ended.

Cost of revenue

Cost of revenue increased 41.4%, or $21.6 million, for the three months ended September 30, 2007, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, and increases in subcontractor costs and other direct costs due to the increase in revenue, offset by a slight reduction in hardware and software purchases for our clients. As a percentage of revenue, cost of revenue was 86.7% and 87.2% for the quarters ended September 30, 2007 and 2006, respectively. The 0.5% decrease in cost of revenue as a percentage of revenue for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 resulted primarily from a decrease in subcontractor and hardware and software costs as a percentage of cost of revenue, which typically carry lower gross margins than labor revenue.

General and Administrative Expenses

General and administrative expense increased 22.2%, or $0.7 million, for the three months ended September 30, 2007, as compared to the same period a year ago. The increase is due mainly to the Karta acquisition and its associated general and administrative expenses and higher accounting related fees and expenses, which were offset by lower legal expenses, reduced allowance for bad debt expense, and lower bid and proposal costs. As a percentage of revenue, general and administrative expenses decreased to 4.8% from 5.6% for the quarters ended September 30, 2007 and 2006, respectively. The decrease is due to the leveraging of our general and administrative expenses over a larger revenue base.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.5 million for the quarter ended September 30, 2007 as compared to $0.2 million for the same period in the prior year. The increase is due to the amortization of Karta’s and OTS’ acquired intangibles over their estimated lives.

Operating income

For the three months ended September 30, 2007, operating income was $6.3 million, or 7.4% of revenue, compared to $3.7 million, or 6.2% of revenue, for the three months ended September 30, 2006. Operating income was higher for the three months ended September 30, 2007 due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was higher for the three months ended September 30, 2007 compared to the same period in the prior year due to our acquisitions, the lower percentage of direct costs from hardware and software purchases, and the leveraging of our infrastructure costs, primarily general and administrative expenses, over a larger revenue base. This leveraging is a result of the high percentage of our revenue that comes from time-and-materials and fixed-price contracts.

Interest Income/Expense

Net interest expense was approximately $0.8 million for the quarter ended September 30, 2007 as compared to net interest income of $0.2 million for the same period in the prior year. The change is due to using available cash and the increase in our line of credit balance in relation to the Karta acquisition.

Income Taxes

The increase in income taxes of $0.7 million is the result of the increase in operating income and a 1.0% rate increase in third quarter 2007 compared to third quarter 2006. The effective income tax rate for the quarter ended September 30, 2007 is approximately 39.5% as compared to an effective income tax rate of 38.5% for the quarter ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

			As a Percentage of Revenue
	Nine months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)
Revenue	$216,203	$153,786	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	187,587	132,786	86.8	86.3
General and administrative expenses	10,722	9,519	5.0	6.2
Depreciation and amortization	1,191	1,238	0.5	0.8
Amortization of intangible assets	916	726	0.4	0.5

Total operating costs and expenses	200,416	144,269	92.7	93.8

Operating income	15,787	9,517	7.3	6.2
Interest income	458	584	0.2	0.4
Interest expense	(984)	(67)	(0.4)	—

Income before taxes	15,261	10,034	7.1	6.6
Provision for income taxes	6,028	3,903	2.8	2.6

Net income	$9,233	$6,131	4.3%	4.0%

Revenue

For the nine months ended September 30, 2007, total revenue increased by 40.6% or $62.4 million, over the same period a year ago. This increase was primarily due to the Karta and OTS acquisitions as well as new task orders under our GWAC contract vehicles, primarily NETCENTS, ITES, TEIS and VA GITTS, as well as growth on existing programs. Karta revenue for the period June 28, 2007 until September 30, 2007 was $14.3 million. OTS revenue for the period from February 1, 2007 until September 30, 2007 was $6.6 million. These increases were slightly offset by revenue reductions due to tasks that have ended.

Cost of revenue

Cost of revenue increased 41.3%, or $54.8 million, for the nine months ended September 30, 2007, as compared to the same period a year ago. The increase was attributable to an increase in subcontractor costs, direct labor and associated indirect costs, hardware and software products purchased on behalf of our clients, and other direct costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 86.8% and 86.3% for the nine months ended September 30, 2007 and 2006, respectively. The 0.5% increase in cost of revenue as a percentage of revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted primarily from an increase in subcontractor and other direct costs, including hardware and software purchases, as a percentage of cost of revenue.

General and Administrative Expenses

General and administrative expense increased 12.6%, or $1.2 million, for the nine months ended September 30, 2007, as compared to the same period a year ago. The increase is due mainly to the Karta acquisition and increased accounting and audit fees, offset by lower legal expenses, bad debt expense, and lower bid and proposal costs. As a percentage of revenue, general and administrative expenses decreased to 5.0% from 6.2% for the nine months ended September 30, 2007 and 2006, respectively. The decrease is due to the leveraging of our general and administrative expenses over a larger revenue base.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.9 million for the nine months ended September 30, 2007 and $0.7 million for the same period during 2006. The increase is due to the amortization of Karta’s and OTS’ acquired intangibles over their estimated lives.

Operating income

For the nine months ended September 30, 2007, operating income was $15.8 million, or 7.3% of revenue, compared to $9.5 million, or 6.2% of revenue, for the nine months ended September 30, 2006. Operating income was higher for the nine months ended September 30, 2007 due to the higher revenue volume as compared to the same period in the prior year and lower general and administrative expenses as a percentage of revenue. Operating income, as a percent of revenue, was higher for the nine months ended September 30, 2007 compared to the same period in the prior year due to the leveraging of our infrastructure costs, primarily general and administrative expenses, over a larger revenue base.

Interest Income/Expense

Net interest expense was approximately $0.5 million for the nine months ended September 30, 2007 as compared to net interest income of $0.5 million for the same period in the prior year. The change is due to using available cash and the increase in our line of credit balance in relation to the Karta acquisition.

Income Taxes

The increase in income taxes of $2.1 million is the result of the increase in operating income and a 0.6% rate increase. The effective income tax rate for the nine months ended September 30, 2007 is approximately 39.5% as compared to an effective income tax rate of 38.9% for the nine months ended September 30, 2006.

Contract Backlog

At September 30, 2007 and December 31, 2006, our estimated backlog was $722 million and $612 million, respectively, of which $157 million and, $123 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as previously filed with the SEC.

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

During the first nine months of 2007, we used approximately $20.0 million of cash on hand and borrowed approximately $55.0 million for acquisitions. Our other significant use of working capital is for accounts receivables. Days sales outstanding of accounts receivable (DSO) was 92 days as of September 30, 2007, compared to 93 days as of December 31, 2006. We are continuing our efforts to reduce DSOs and improve cash flow from operations and expect this figure to decrease in the future. Total net accounts receivable were $85.2 million as of September 30, 2007.

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of September 30 2007, there was approximately $50.5 million outstanding under the credit facility.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement (as amended, the Credit Agreement) consists of a revolving credit facility with a principal amount of up to $90.0 million, which includes a swingline facility with a principal amount of up to $5.0 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. Interest was accruing at LIBOR plus 125 basis points or 6.915% as of September 30, 2007. The LIBOR interest rate resets monthly. As of October 1, 2007, our interest was accruing at LIBOR plus 100 basis points. The credit facility expires on March 14, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Agreement. For the quarter ended September 30, 2007, a 1% change in interest rates would have changed our interest expense and cash flow by approximately $0.6 million for the three and nine months ended September 30, 2007.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation as of September 30, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

As of September 30, 2007, goodwill accounted for approximately $75.1 million, or approximately 42.7%, of the Company’s recorded total assets. Under generally accepted accounting principles, the Company reviews its goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill becomes impaired, the Company would be record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

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

NCI, Inc.
Registrant

Date: November 2, 2007	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 2, 2007	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)