Form 10-K
period 2007-12-31
NCI, Inc.
filed 2008-03-07
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-51579

NCI, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3211574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11730 Plaza America Drive Reston, Virginia	20190-4764
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 707-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Class A Common Stock, par value $0.019 per share	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2007 was $109,114,961.

As of February 29, 2008, there were 8,153,416 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2008 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

NCI, INC.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations and prospects. There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. You can often identify these statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” “expect,” “plan,” “seek,” “continue” and other similar words or variations on such words.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward looking statements, which apply only as of the date of this Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward looking statements at some point in the future, we specifically disclaim any obligation to do so. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed in “Risk Factors” and elsewhere in this Form 10-K and those listed in other documents we have filed with the Securities and Exchange Commission.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We are a provider of information technology (IT) and professional services and solutions to federal government agencies. Our IT and professional service offerings focus on designing, implementing, maintaining and upgrading secure IT systems by leveraging our skills across seven core service offerings: network engineering; information assurance; systems engineering and integration; enterprise systems management, engineering and logistics, medical transformation/health IT; and distance learning and training. Since our founding in 1989, we have derived substantially all of our revenue from contracts performed for federal government agencies, with the majority of our revenue currently generated from the delivery of mission-critical IT and professional services to defense and intelligence agencies. We believe our diversified and stable client base, strong client relationships, broad array of contracts and significant management and operational capabilities position us to continue our growth.

We have strong, long-term relationships with our clients, as evidenced by our record of retaining business. For more than 10 years, we have provided IT and professional services and solutions to clients within the U.S. Army, U.S. Air Force, U.S. Transportation Command, U.S. Northern Command, National Guard Bureau, Department of Transportation (DOT), Department of Energy (DOE), National Aeronautics and Space Administration (NASA), and the intelligence community. We believe our strong relationships result from our in-depth understanding of client missions, the strength of our technical solutions and the co-location of a majority of our employees with our clients.

We have made significant investments in our management, employees and infrastructure in support of our growth and profitability strategies. Our senior managers average more than 25 years of experience with federal government agencies, the U.S. military and federal government contractors. Members of our management team have extensive experience growing businesses organically, as well as through acquisitions. We deliver our services through a highly skilled work force of approximately 2,000 employees, of whom 69% possess at least one security clearance.

Our 2007 revenue was $304 million, a 39% increase over our 2006 revenue of $218 million. Our organic growth rate for 2007 over 2006 was 19%, which reflects our increase in revenue from year to year excluding the effect of acquisitions. Since 2002, our revenue, including the effects of our acquisitions, has grown from $138 million during 2002 to $304 million during 2007, representing a compound annual growth rate of 17%. Over the same period, our operating income has increased 156%, from $8.7 million during 2002 to $22.3 million during 2007. As of December 31, 2007, our total estimated contract backlog was $756 million, of which approximately $189 million was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We are focused on continuing to grow organically while improving margins, and intend to expand our capabilities through strategic acquisitions.

MARKET OPPORTUNITY

The federal government is among the largest consumers of IT services and solutions in the world. According to INPUT, an independent federal government market research firm, the overall market for contracted IT systems and services by the federal government is expected to grow from $65 billion during federal fiscal year 2007 to $86 billion during federal fiscal year 2012. In addition, recent defense budgets are significantly higher than during prior years, particularly in areas related to IT, intelligence, surveillance, reconnaissance and homeland security due to increased counter-terrorism activities and the U.S. deployments overseas. According to INPUT, the Department of Defense’s (DoD) spending on IT services and solutions is expected to increase from $30 billion during federal fiscal year 2007 to $37 billion during federal fiscal year 2012. Although spending on intelligence related activities by the federal government remains classified, INPUT estimates total addressable IT spending for U.S. intelligence agencies during federal fiscal year 2007 at $9 billion, growing to $14 billion during federal fiscal year 2012. We believe there will be significant market opportunities for providers of IT services and solutions to federal government agencies, particularly those in the defense and intelligence community, over the next several years because of the trends outlined below.

Focus on Federal Government Transformation

The federal government and the DoD in particular, are in the midst of a significant transformation that is driven by the federal government’s need to address the changing nature of global threats. A significant aspect of this transformation is the use of IT to increase the federal government’s effectiveness and efficiency. The result is increased federal government spending on IT to upgrade networks and transform the federal government from separate, isolated organizations into larger, enterprise level, network-centric organizations capable of sharing information broadly and quickly. While the transformation initiative is driven by the need to prepare for new world threats, adopting these IT transformation initiatives will also improve efficiency and reduce infrastructure costs across all federal government agencies. We believe IT spending in connection with the federal government’s transformation initiative will continue to be driven by:

Increased Demand for Interoperable and Robust Networks. The federal government is focused on enhancing interoperability across its disparate networks and systems in order to effectively use information to assess and respond to terrorist threats and to transform the military’s approach to fulfilling its mission. Such a transformation is necessary to ensure information superiority and foster the development and deployment of the next generation of IT systems for network centric warfare, including C4I systems (command, control, communications, computing and intelligence systems). In addition, we believe the convergence of voice, video and data onto the desktop will increase the requirements for more robust networks. We expect these increased requirements to result in greater market opportunities and demand for our core business services.

Increased Demand for Secure Networks and Systems. In response to increased concerns over cyber-attacks and threats to the national information infrastructure, the federal government adopted the Federal Information Security Management Act (FISMA) during 2002. FISMA requires each federal government agency to develop, document and implement an agency-wide information security program and ensure that its systems are certified and accredited according to predetermined federal government standards and processes. According to the Office of Management and Budget, many agencies are still working to achieve compliance with FISMA and will likely require the assistance of professional services providers to achieve their information security requirements. INPUT estimates that federal spending for information security initiatives will increase from approximately $6.0 billion during federal fiscal year 2007 to approximately $7.4 billion during federal fiscal year 2012.

Increased Reliance on Professional Services Providers

The federal government has increasingly relied on professional services providers, particularly for IT services, in connection with its transformation initiatives. INPUT projects total federal spending on contracted IT to grow from $33 billion during federal fiscal year 2007 to $45 billion during federal fiscal year 2012. We believe two of the primary reasons for the federal government’s increased reliance on professional services providers are:

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

Evolving Procurement Practices

Federal government procurement practices and policies are expected to continue to evolve as federal agencies increasingly rely on professional services providers for IT solutions and services. We expect the following trends to continue to shape the federal government’s procurement practices and policies:

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

Consolidation of Contracts. With federal budgets being focused on the Global War on Terrorism, added pressure on operating budgets are being experienced by most federal agencies. A growing trend by many agencies is to consolidate IT services. In some cases, services provided by a half a dozen or more contractors are being consolidated into a single contract with one contractor responsible for the full life cycle of IT infrastructure. The benefits to the government include: reduced operational cost; improved efficiency; improved services; and reduced agency administrative cost. This trend towards consolidation of services will benefit full service IT companies with a history of successfully transitioning and integrating IT services.

Increased Use of GWACs and MACs. As part of its shift in procurement practices aimed at increasing flexibility and responsiveness, the federal government continues to expand its use of Government Wide Acquisition Contracts (GWACs) and other multiple award contracts (MACs). Professional services providers compete to be pre-selected under these umbrella contracts, which outline the basic terms and conditions for the procurement of services. Once pre-selected, the companies compete only among themselves to provide services under the vehicle. These contracts provide the federal government contracting agencies with additional flexibility and responsiveness as projects can be awarded quickly to these preferred providers.

COMPETITIVE STRENGTHS

We believe we are well positioned to meet the rapidly evolving needs of federal government agencies for IT and professional services and solutions because we possess the following key business strengths:

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

Proven Ability to Win Business

During 2007, we were awarded task orders and single award contracts with a total value in excess of $311 million. Our success in winning business is based, in part, on our ability to anticipate clients’ emerging requirements which enables us to develop stronger technical proposals. As a result, we are often awarded contracts based on the overall value of our solution rather than its cost.

Diverse Base of Key Prime Contract Vehicles

As a result of our business development focus on securing key contracts, we are a prime contractor on numerous multi-year GWACs and MACs that provide us the opportunity to bid on hundreds of millions of dollars of business against a discrete number of other pre-qualified companies each year. These contracts include: GSA Alliant contract with a ceiling of $50 billion over 10 years, the U.S. Army ITES-2S contract with a ceiling of $20 billion over nine years; the U.S. Air Force NETCENTS contract with a ceiling of $9 billion over five years; the Department of Veterans Affairs Global IT Support Services (GITSS) contract with a ceiling of $3 billion over eight years; the Defense Logistics Agency Design and Engineering Support Program II (DESP II) with a ceiling of $1.9 billion over five years; the U.S. Army TEIS contract with a ceiling of $800 million over five years; the U.S. Army ITES contract with a ceiling of $500 million over seven years; the U.S. Army Distributed Learning and Education Program with a ceiling of $484 million over five years; and the GSA Schedule 70. While the federal government is not obligated to make any awards under these vehicles, we believe that holding prime positions on these contract vehicles provides us an advantage as we seek to expand the level of services we provide to our clients.

Highly Skilled Employees and an Experienced Management Team

We deliver our services through a highly skilled workforce of approximately 2,000 employees as of December 31, 2007, of which 69% possess at least one federal government security clearance, and approximately 26% possess clearance levels of Top Secret or higher. Our senior managers average more than 25 years of experience with federal government agencies, the U.S. military, and federal government contractors. Members of our management team have experience growing businesses organically, as well as through acquisitions.

STRATEGY

Our objective is to grow our business as a provider of IT and professional services and solutions to federal government agencies while improving our profitability. To achieve our objective, we intend to:

Accelerate Internal Growth

We intend to accelerate our internal growth rate by capitalizing on our current contract base, expanding services provided to our existing clients, expanding our client base and offering new, complementary services.

Capitalize on Current Contract Base. Our contract base includes 16 prime GWAC/MAC/IDIQ contract vehicles with a total combined budgeted ceiling value in excess of $86 billion. While the government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so, or that any particular pre-qualified contractor, including us, will receive awards under that vehicle. We intend to aggressively pursue task orders under these vehicles to maximize our revenue and strengthen our client relationships, though there is no assurance that the federal government will make awards up to the ceiling amounts or that we will be awarded any task orders under these vehicles. We have developed several internal tools that facilitate our ability to track, prioritize and win task orders under these vehicles. Combining these tools with our technical expertise, our strong past performance record and our knowledge of our clients’ needs, should position us to win additional task orders under our prime GWAC vehicles.

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

Offer New Complementary Services. We intend to leverage our strong reputation for providing IT services to offer new complementary services to our existing clients. We expect to focus on high value-added services that are closely aligned with our current offerings. When appropriate, we anticipate selectively identifying and hiring key personnel who possess unique client, mission or technical experience to enhance our knowledge of and expertise in the new service offering. New services in which we are currently focused on building a greater presence include professional engineering services, systems engineering, acquisition management and program management.

Improve Operating Margins

We believe that we have significant opportunities to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and internally developed tools, and concentrating on high value-added prime contracts.

Capitalize on Corporate Infrastructure Investments. During the past several years we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth. These investments included hiring senior executives with significant experience with federal IT services companies, strengthening our internal control over financial reporting and accounting staff in support of Sarbanes-Oxley compliance and public company reporting requirements and expanding our Sensitive Compartmented Information Facilities (SCIFs) and other corporate facilities. We therefore anticipate that as our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

Capitalize on Internally Developed Tools. We have invested significant resources in a variety of web-based tools that enable us to efficiently and effectively manage our business development and project management functions. We created our business development tool to allow our managers to track and manage new business opportunities in real time securely over the internet. Our proposal staff and project managers leverage our proposal development tool to create more effective new business proposals in an online, collaborative environment, regardless of their locations. In addition, our project management tool is highly modular and adaptable, enabling management to track project progress virtually instantaneously to better manage contract costs and improve profitability. We believe these highly scalable tools will enable us to increase operating efficiency as our revenue base grows.

Concentrate on High Value-Added Prime Contracts. We expect to improve our operating margins as we continue to increase the percentage of revenue we derive from our work as a prime contractor and from engagements where contracts are awarded on a best value, rather than on a low cost, basis. As a prime contractor, we better control our staffing levels and maximize employee utilization. For the year ended December 31, 2007 as compared to the years ended December 31, 2006 and December 31, 2005, we increased our percentage of revenue from prime contracts to approximately 81% from 75% and 66%, respectively. The federal government’s move toward performance-based contract awards to realize greater return on its investment has resulted in a shift to greater utilization of best value awards. We believe this shift will enable us to expand our operating margins as we are awarded more contracts of this nature.

Pursue Strategic Acquisitions

During 2007, we made two strategic acquisitions: Operational Technologies Services, Inc. and Karta Technologies, Inc. In addition, we intend to continue to supplement our organic growth by identifying, acquiring and integrating acquisitions that complement and broaden our existing client base and expand our primary service offerings.

Effective January 31, 2007, we acquired Operational Technologies Services, Inc. (OTS), a privately-held provider of engineering and professional services to the FAA. OTS generated revenue of approximately $10 million (unaudited) during the 12 months prior to the date of acquisition. Through the OTS acquisition, we added an important new customer base which will help us achieve its long term growth objectives for the federal civilian market sector.

Effective June 27, 2007, we completed the acquisition of Karta Technologies, Inc. (Karta). Karta generated revenue for calendar year 2006 of approximately $51 million (unaudited). Karta has approximately 400 employees located throughout the United States. The acquisition of Karta meets many of our strategic acquisition objectives, including opening new and important DoD market areas; expanding our service offerings to include engineering and logistics, medical transformation/health IT, and distance learning and training as well as expanding our DoD and civilian agency customer base; providing additional valuable GWAC/MAC/IDIQ contract vehicles to our existing portfolio of contracts; and adding management, professional and business development staff to our team.

IT AND PROFESSIONAL SERVICES AND SOLUTIONS

We provide IT and professional services and solutions by leveraging our seven core service offerings: network engineering; information assurance; systems engineering and integration; enterprise systems management, engineering and logistics, medical transformation/health IT; and distance learning and training.

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

Information Assurance

We offer information assurance solutions to secure enterprise systems and networks, with particular expertise protecting IT infrastructures for our clients that operate in classified environments. We design, configure and deploy security architectures based on assessments of our clients’ current and future IT needs, mission objectives and regulatory requirements, in addition to specific threats from unauthorized users. In connection with the implementation of these architectures, we help define and implement information assurance policies, procedures and guidelines to ensure effective future IT planning. Our highly skilled and accredited employees provide research and implementation of security policies, technical support and the development of comprehensive security assessment plans. We also identify potential threats and vulnerabilities and design and implement corrective action plans that employ advanced technologies, such as encryption, digital signatures and firewalls, using both commercial-off-the-shelf (COTS) and custom security and software solutions. Our information assurance services include:

• Intrusion Detection System/Intrusion Prevention (IDS) Development	• Public Key Infrastructure (PKI) Implementation

• Certification and Accreditation	• Risk and Threat Assessment

• Policy and Procedures Development	• Security Awareness and Training

• Products Evaluation and Integration	• Security Test and Evaluation

Systems Engineering and Integration

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

Engineering and Logistics

We apply a simulation-based, systems engineering process to design and implement superior solutions. By combining our well-defined CMMI systems engineering processes with our simulation-based design practices, we offer customized technical solutions to our customers to improve reliability, maintainability, and efficiency over legacy systems. The result is a core engineering competency capable of developing prototypes and technical documentation under highly accelerated schedules. Our offerings include:

• Engineering Capabilities	• Software Development

• Comprehensive Simulation-Based Design Tools

Medical Transformation/Health IT

We offer a comprehensive menu of medical IT capabilities, ranging from help desk support, to strategic planning for enterprise-level services. We are the single awardee of the Air Force Medical Service’s IT Modernization ID/IQ contract. We understand that IT requirements associated with medical facilities differ from typical organizations. The critical nature of the medical mission requires a thorough understanding of requirements and close attention to the details of the industry. As a result, we tailor our programs to meet customer requirements. Our medical IT solutions include:

• Software Application Development	• Database Development

• Help Desk and Network Administration	• Network Modernization

• Central IT Procurement	• Server Consolidation

• Sustainment and Support	• Telephony

Distance Learning and Training

We offer a full range of learning capabilities to increase performance and identify the most cost-effective strategies to meet the unique training needs of government, military, and Fortune 500 companies. Our solutions leverage our breadth of experience to support customers in making transition from traditional classroom courses to e-Learning initiatives. NCI offers the following full spectrum of continuous learning capabilities:

• Learning Strategy Consulting	• Courseware Development

• Learning Portal Solutions	• Roll-our Expertise and ROI Analysis

• Training Outsourcing

CLIENTS

Our clients include a diverse base of federal government defense, intelligence and civilian agencies. For the year ended December 31, 2007, approximately 82% of our revenue was generated from DoD and intelligence agency clients, and approximately 18% of our revenue was generated from federal civilian agency clients. We believe our risk from adverse budgetary changes is reduced by the mission-critical nature of the IT work we perform for our clients. We also believe our diverse client base within the federal government mitigates the impact of annual fluctuations in our clients’ budgets.

The following is a representative list of our clients for the year ended December 31, 2007. Due to the sensitive nature of our work with the intelligence community, we are precluded from providing detailed information regarding specific intelligence agency clients.

Department of Defense

•	U.S. Northern Command (USNORTHCOM/NORAD)

•	U.S. Strategic Command (USSTRATCOM)

•	U.S. Transportation Command (USTRANSCOM)

•	Army National Guard Bureau—Headquarters (NGB)

•	Air National Guard (ANG)

•	U.S. Air Force Air Mobility Command (AMC)

•	U.S. Air Force Warner Robbins, Georgia

•	U.S. Army Network Enterprise Technology Command (NETCOM)

•	U.S. Army Communications Electronic Lifecycle Management Command (C-E LCMC)

•	U.S. Army Ft. Lewis, Washington

•	U.S. Army Program Executive Office for Enterprise Information Systems (PEO EIS)

•	U.S. Army Program Executive Office for Simulation, Training and Instrumentation (PEO STRI)

•	U.S. Army Tank-Automotive and Armaments Command (TACOM)

•	U.S. Army White Sands Missile Range, New Mexico

Various Intelligence Agencies

Federal Civilian

•	Department of Commerce

•	Department of Energy

•	Department of State

•	Department of Veterans Affairs

•	General Accounting Office

•	General Services Administration

•	National Aeronautics and Space Agency (NASA)

•	National Nuclear Security Administration

•	Department of Transportation

•	Federal Aviation Administration (FAA)

•	Department of Housing and Urban Development (HUD)

CONTRACTS

We have a stable and diversified contract base with approximately 200 active contracts and 600 task orders. Our contract terms typically extend from one to seven years, including option years (which may be exercised at the election of the federal government).

Many of our services are provided under GWAC vehicles. Our contract base includes the following prime GWAC vehicles that have an aggregate program ceiling value of $86 billion, excluding GSA Schedule 70.

Vehicle	Owning agency	Period of performance	Ceiling value*	Number of pre-qualified contractors
GSA Alliant	General Services Administration	08/2007 – 08/2017	$50.0 billion	30
ITES-2S	U.S. Army	12/2006 – 12/2015	20.0 billion	16
NETCENTS	U.S. Air Force	09/2004 – 09/2009	9.0 billion	8
GITSS	Department of Veterans Affairs	10/2003 – 10/2013	3.0 billion	10
DESP II	Defense Logistics Agency	06/2005 – 06/2012	1.9 billion	20
TEIS	U.S. Army	11/2005 – 11/2010	0.8 billion	3
DLETP	U.S. Army	12/2005 – 12/2010	0.5 billion	6
ITES	U.S. Army	10/2003 – 10/2010	0.5 billion	5

*	Ceiling value refers to the overall contract ceiling for all contractors, and not NCI’s individual ceiling value.

We believe that these contract vehicles are the preferred method of awarding work by many of our clients because they enable federal government agencies to rapidly obtain services through a streamlined process. Under these GWAC vehicles, task orders can only be awarded to a discrete number of pre-qualified companies. Revenue under our prime GWAC, MAC and GSA Schedule 70 task orders accounted for approximately 62% of our total revenue for the years ended December 31, 2007, up from 59% for the year ending December 31, 2006, and 48% for the year ended December 31, 2005. We anticipate that this percentage may continue to increase in the future as we have the opportunity to bid on additional tasks under these contract vehicles.

The federal government’s ability to select multiple winners under multiple award contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. Our failure to compete effectively in this procurement environment could reduce our revenue. While the government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so, or that any particular pre-qualified contractor, including us, will receive awards under that vehicle.

CONTRACT BACKLOG

Our estimates of funded, unfunded and total backlog as of December 31, 2007 and 2006 are as follows:

As of	Funded backlog	Unfunded	Total backlog
	(in millions)
December 31, 2007	$189	$567	$756
December 31, 2006	123	489	612

We expect to realize approximately $300 million in revenue from backlog during 2008. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified or terminated early. Our estimates are based on our experience under such contracts and similar contracts.

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

COMPETITION

We believe that the major competitive factors in our market are strong client relationships, a record of successful contract performance, a reputation for quality, an experienced management team, and employees with a wide-range of technical expertise, security clearances and competitive pricing. We often compete against or team with divisions of large defense and IT services contractors, including Lockheed Martin Corporation, Northrop Grumman Corporation, General Dynamics Corporation, IBM, EDS, BAE, Booz Allen Hamilton, and Science Applications International Corporation. We also compete against or team with mid-tier federal contractors such as CACI International, SRA International, and SI International that have specialized capabilities, as well as numerous non-public companies within the sector. Some of our competitors have significantly longer operating histories and more substantial resources. We expect competition in the federal government IT services sector to increase in the future.

EMPLOYEES

As of December 31, 2007, we had approximately 2,000 employees, approximately 69% of whom held at least one federal government security clearance and 26% of whom possessed clearance levels of Top Secret or higher. Our employees are located at more than 75 sites worldwide. Over 77% of our staff is located on-site with our clients, allowing us to build long-term relationships. The majority of our technical staff is professionally certified in one or more of the following areas:

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

We believe we have a professional environment that encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities and fosters ethical and honest conduct. Only 12 of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe our salary structures, incentive compensation and benefit packages are competitive within our industry.

CORPORATE INFORMATION

We were incorporated as NCI, Inc. in Delaware during July 2005. During September 2005, we completed a merger and share exchange as a result of which NCI Information Systems, Inc., a Virginia corporation which was incorporated 1989, became a wholly-owned subsidiary. We primarily contract with the federal government through our wholly-owned subsidiary, NCI Information Systems, Inc.

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

For the years ended December 31, 2007 and 2006, we derived almost all of our revenue from federal government contracts, either as a prime contractor or a subcontractor, including approximately 82% of our revenue from contracts with the DoD and intelligence agencies during 2007 and 2006. We believe that federal government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with agencies of the federal government in general, or with the DoD and intelligence agencies in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with federal government agencies are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more key clients are impaired, our revenue and operating results could decline materially.

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

We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others such as:

•	fluctuations in revenue recognized on contracts;

•	variability in demand for our services and solutions;

•	commencement, completion or termination of contracts during any particular quarter;

•	timing of award or performance incentive fee notices;

•	timing of significant bid and proposal costs;

•	variable purchasing patterns under the GSA Schedule 70 task orders, GWACs, blanket purchase agreements and other ID/IQ contracts;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	the volume of product orders placed under our NETCENTS contract or other material related purchases under our contracts;

•	seasonal fluctuations in our staff utilization rates; and

•	federal government shutdowns or temporary facility closings.

Reductions in revenue in a particular quarter could lead to lower profitability during that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the start-up and early stages of large contracts and may not be able to recognize corresponding revenue during that same quarter. We may also incur additional expenses when contracts expire, are terminated or are not renewed.

In addition, payments due to us from federal government agencies may be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The federal government’s fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our clients may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue during the fourth quarter of that year or the first quarter of the subsequent year. The federal government’s fiscal year end can also trigger increased purchase requests from clients for equipment and materials. Any increased purchase requests we receive as a result of the federal government’s fiscal year end would serve to increase our third or fourth quarter revenue, but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.

We cannot guarantee that our estimated contract backlog will result in actual revenue.

As of December 31, 2007, our estimated contract backlog totaled approximately $756 million, of which approximately $189 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change, the program could be canceled, a contract could be reduced, modified or terminated early, or an option that we had assumed would be exercised not being exercised. Further, while many of our federal government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

If we fail to attract and retain skilled employees or employees with the necessary security clearances, we might not be able to perform under our contracts or win new business.

The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced IT skills. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Further, obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be limited. In a tight labor market, our direct labor costs could increase or we may be required to engage large numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to staff an engagement with personnel that the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the client may terminate the contract and we may lose revenue.

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

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentional failures to comply with federal government procurement regulations, engaging in unauthorized activities or falsifying time records. Employee misconduct could also involve the improper use of our clients’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation and could result in a loss of contracts and a reduction in revenue. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenue.

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

Additionally, the Small Business Administration (SBA) enacted new regulations as of June 30, 2007 which requires small businesses to recertify their size standard within thirty days of any sale or merger. It is likely that any company we may look to acquire will have some component of small business contracts. These new regulations may impact our ability to retain all of the contracts after the acquisition which in turn may impact the value of the acquisition.

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

As of December 31, 2007, goodwill accounted for approximately $75 million, or approximately 42%, of the Company’s recorded total assets. Under generally accepted accounting principles, the Company reviews its goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If goodwill becomes impaired, the Company would be record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

Risks Related to Our Industry

Our revenue and operating profits could be adversely affected by significant changes in the contracting or fiscal policies of the federal government.

We depend on continued federal government expenditures on intelligence, defense and other programs that we support. Accordingly, changes in federal government contracting policies could directly affect our financial performance. In addition, a change in presidential administrations, congressional majorities or in other senior federal government officials may negatively affect the rate at which the federal government purchases IT services. The overall U.S. defense budget declined from time-to-time during the late 1980s and the early 1990s. While spending authorizations for intelligence and defense-related programs by the federal government have increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Among the factors that could materially adversely affect us are:

•	budgetary constraints affecting federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding

•	changes in federal government programs or requirements, including the increased use of small business providers;

•	curtailment of the federal government’s use of professional services providers;

•	the adoption of new laws or regulations;

•	federal governmental shutdowns (such as that which occurred during the federal government’s 1996 fiscal year) and other potential delays in the government appropriations process;

•	delays in the payment of our invoices by federal government payment offices due to problems with, or upgrades to, federal government information systems, or for other reasons;

•	competition and consolidation in the IT industry;

•	general economic conditions; and

•

a reduction in spending or shift of expenditures from existing programs, and a failure of Congress to pass adequate supplemental appropriations to pay for an international conflict or related reconstruction efforts.

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

If the federal government exercises its rights under any of these provisions, our revenue and operating profits could decline.

Many of our federal government clients spend their procurement budgets through multiple award contracts under which we are required to compete for post-award orders or for which we may not be eligible to compete and could limit our ability to win new contracts and grow revenue.

Budgetary pressures and reforms in the procurement process have caused many federal government clients to increasingly purchase goods and services through ID/IQ contracts, the GSA Schedule 70 task orders and other multiple award and/or GWAC vehicles. These contract vehicles have resulted in increased competition and pricing pressure, requiring us to make sustained post-award efforts to realize revenue under the relevant contract vehicle. The federal government’s ability to select multiple winners under multiple award schedule contracts, GWACs, blanket purchase agreements and other ID/IQ contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. We are only eligible to compete for work (task orders and delivery orders) as a prime contractor pursuant to GWACs already awarded to us. Our failure to compete effectively in this procurement environment could reduce our revenue. If the federal government elects to use a contract vehicle that we do not hold we will not be able to compete as a prime contractor.

Each of our contract types involves the risk that we could underestimate our costs and incur losses.

We enter into three types of federal government contracts for our services: time-and-materials, cost-plus and fixed-price. For the year ended December 31, 2007, we derived approximately 38%, 29% and 33% of our revenue from time-and-materials, cost-plus and fixed-price contracts, respectively. If we acquire other businesses, our contract mix may change.

Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of performance, which may result in a reduced profit or a loss on the contract for us. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume minimal financial risk on time-and-materials contracts because we only assume the risk of performing those contracts at negotiated hourly rates. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance-based. To the extent that the actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to time-and-materials and cost-

plus contracts, fixed-price contracts generally offer higher margin opportunities, but involve greater financial risk because we bear the impact of cost overruns. Because we assume the most risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase our risk of suffering losses.

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

Moreover, we are subject to industrial security regulations of the DoD and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, our federal government clients could terminate or decide not to renew our contracts, and our ability to obtain new contracts could be impaired.

The federal government may revise its procurement or other practices in a manner adverse to us.

The federal government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the federal government may face restrictions from new legislation or regulations, as well as pressure from government employees and their unions, on the nature and amount of services the federal government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are put up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and, as a result, could harm our operating results.

A preference for minority-owned, small and small disadvantaged businesses could impact our ability to be a prime contractor on certain governmental procurements.

As a result of the SBA set-aside program, the federal government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small or small disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may impact our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.

We derive significant revenue from contracts awarded through a competitive procurement process, which may require significant upfront bid and proposal costs that could negatively affect our operating results.

We derive significant revenue from federal government contracts that are awarded through a competitive procurement process. We expect that most of the federal government business we seek in the foreseeable future will be awarded through competitive processes. Competitive procurements impose substantial costs and present a number of risks, including the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us and could reduce our profitability.

Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work.

There is an increasing trend in the number and duration of protests of the major contract awards we have received in the last year. The resulting delay in the start up and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. Specifically, the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction or modification of the awarded contract, which could result in increased cost and reduced profitability.

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

Other Risks Related to Our Stock

Our stock price is volatile and could decline.

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

As of December 31, 2007, Mr. Narang, our founder, Chairman and CEO, through his beneficial ownership of

5,200,000 shares of our Class B common stock and 478,946 shares of our Class A common stock, owns or controls 87% of the combined voting power and 43% of the outstanding shares of the common stock. Accordingly, Mr. Narang will control the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability, without the consent of our public stockholders, to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.

A substantial number of shares of our common stock are eligible for sale by Mr. Narang, which could cause our common stock price to decline significantly.

As of February 29, 2008, Mr. Narang beneficially owns 5,200,000 outstanding shares of Class B common stock and 478,946 shares of Class A common stock. Mr. Narang may, at his discretion, sell these shares in the public market, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. The market price of our common stock could drop significantly if Mr. Narang sells them or is perceived by the market as intending to sell them.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office facilities used in our business. Our executive offices and principal operations are located at 11730 Plaza America Drive, Reston, Virginia, where we occupy space under a lease that expires during 2013. We also lease space located in Alabama, Arizona, Colorado, Georgia, Illinois, Maryland, Ohio, Tennessee, Texas and Virginia. We have multiple high-level Sensitive Compartmented Information Facilities (SCIFs). The majority of our employees are located in facilities provided by the federal government. We do not currently own any real estate used in the performance of ongoing contracts and maintain flexibility in facility occupancy through termination and subleasing options concurrent with contract terms in many of our leases. We believe our facilities meet our current needs and that additional facilities will be available as we expand in the future.

ITEM 3.	LEGAL PROCEEDINGS

From time-to-time, we are involved in legal proceedings arising in the ordinary course of business. At this time, the probability is remote that the outcome of any litigation pending will have a material adverse effect on our financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 24, 2005, our Class A common stock has been quoted on the NASDAQ Stock Market under the symbol “NCIT”. The following table sets forth, for the periods indicated, the high and low prices of our shares of common stock, as reported on the NASDAQ Stock Market.

Quarters	2007		2006
	High	Low	High	Low
First	$16.88	$12.83	$15.38	$13.00
Second	17.74	14.41	16.25	12.50
Third	19.17	14.86	14.07	10.35
Fourth	20.88	16.58	16.37	11.25

There is no established public market for our Class B common stock.

As of February 29, 2008, there were six holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers or nominees. As of February 29, 2008, the closing price of our Class A common stock was $17.72.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from October 24, 2005 (the first trading in our Class A common stock) through December 31, 2007, with the cumulative total return on (i) the NASDAQ Composite—Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of NCI and the following other federal government service providers with whom we compete: CACI International Inc., Dynamics Research Corporation, ICF International, Inc., ManTech International Corporation, MTC Technologies, Inc., SI International, Inc., SRA International, Inc. and Stanley, Inc. During September 2006, ICF International, Inc., a provider of professional services to the U.S. federal government, completed an initial public offering. Because ICF provides similar services to the federal government to those provided by us, we have chosen to add ICF to our peer group. During October 2006, Stanley, Inc. a provider of IT services and solutions to the U.S. federal government completed an initial public offering. Because Stanley provides similar services to the federal government to those provided by us, we have chosen to add Stanley to our peer group. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG NCI, INC., THE NASDAQ COMPOSITE—TOTAL RETURNS, THE RUSSELL 2000 INDEX

AND FEDERAL GOVERNMENT SERVICES PEER GROUP

December 31, 2007
NCI, Inc.	$141.17
NASDAQ Composite—Total Returns	128.36
Russell 2000 Index	121.31
Federal government services peer group	107.18

ITEM 6.	SELECTED FINANCIAL DATA

The tables below set forth the selected consolidated financial data for each of the years during the five-year period ended December 31, 2007. We derived the selected consolidated financial data from our audited consolidated financial statements. Prospective investors should read this selected financial data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2007 (1)	2006	2005	2004	2003 (2)
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$304,420	$218,340	$191,319	$171,253	$136,421
Operating costs and expenses:
Cost of revenue	263,679	188,878	162,990	144,146	113,521
General and administrative expenses	15,396	12,852	14,411	16,363	14,524
Depreciation and amortization	1,652	1,629	1,636	1,741	1,576
Amortization of intangible assets	1,360	957	1,053	1,252	16

Total operating costs and expenses	282,087	204,316	180,090	163,502	129,637

Operating income	22,333	14,024	11,229	7,751	6,784
Interest income	544	817	125	26	15
Interest expense	(1,886)	(89)	(1,464)	(1,373)	(439)

Income before income taxes	20,991	14,752	9,890	6,404	6,360
Provision for income taxes (3)	8,420	5,493	(2,425)	276	262

Net income	$12,571	$9,259	$12,315	$6,128	$6,098

Earnings per share:
Basic	$0.94	$0.69	$1.53	$0.90	$0.90
Diluted	$0.93	$0.69	$1.41	$0.82	$0.83
Weighted average shares:
Basic	13,335	13,328	8,070	6,779	6,779
Diluted	13,539	13,483	8,730	7,443	7,347

Unaudited pro forma net income:
Income before taxes			$9,890	$6,404	$6,360
Pro forma provision for income taxes (3)			3,845	2,595	2,448

Pro forma net income			$6,045	$3,809	$3,912

Pro forma earnings per share:
Basic			$0.75	$0.56	$0.58
Diluted			$0.71	$0.53	$0.55
Pro forma weighted average shares:
Basic			8,070	6,779	6,779
Diluted			8,473	7,158	7,143

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Condensed Balance Sheet Data:
Cash and cash equivalents	$109	$13,930	$12,323	$40	$1,340
Net working capital	38,563	46,320	35,602	4,653	2,492
Total assets	178,746	106,799	90,021	64,170	61,992
Total debt, including current portion	43,318	381	480	24,503	29,343
Total stockholders’ equity	80,241	66,586	57,171	16,043	12,216

Notes to Five Year Summary

(1)	Effective June 27, 2007, we acquired Karta Technologies, Inc. (Karta). Karta added $29 million in revenue to our 2007 financial results. Effective January 31, 2007, we acquired Operational Technologies Services, Inc. (OTS). OTS added $9 million in revenue to our 2007 financial results.
(2)	Effective December 23, 2003, we acquired Scientific and Engineering Solutions, Inc. (SES). Prior to our acquisition, SES had $20 million in revenue for the period from January 1, 2003 until December 23, 2003.
(3)	For periods prior to October 19, 2005, the Company was treated for tax purposes as an S corporation. The tax provision shown for those periods reflects the taxes associated with various states that do not recognize the S corporation tax status. The 2005 Provision for income taxes benefit reflects the transition from an S to a C corporation and the tax benefit associated with the initial booking of our net deferred tax assets, offset by the provisional taxes associated with the period the Company was a C corporation. For comparative purposes, we have included a pro forma provision for income taxes assuming we had been taxed as a C corporation during all periods when our S corporation election was in effect.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a provider of information technology (IT) and professional services and solutions to federal government agencies. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our clients in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across seven core service offerings:

•	network engineering;

•	information assurance;

•	systems engineering and integration;

•	enterprise systems management;

•	engineering and logistics;

•	medical transformation/health IT; and

•	distance learning and training.

We generate substantially all of our revenue from federal government contracts. We report operating results and financial data as one operating segment. Revenue from our contracts and task orders is generally linked to trends in federal government spending by defense, intelligence and federal civilian agencies. The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Year ended December 31,
	2007	2006*	2005*
Department of Defense and intelligence agencies	81.5%	82.0%	74.8%
Federal civilian agencies	18.0	17.9	24.7
Commercial and state & local entities	0.5	0.1	0.5

Total revenue	100.0%	100.0%	100.0%

*	Percentages do not reflect the disclosure in prior filings as a result of the reclassification during the second quarter of 2006 of a contract awarded during third quarter 2005 that was initially classified as a federal civilian agency contract, as a DoD and intelligence agency contract.

We believe that our contract base is well diversified. As of December 31, 2007, we had approximately 200 active contracts and 600 task orders. As of December 31, 2007, our total contract backlog was approximately $756 million of which approximately $189 million was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded.

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

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Year ended December 31,
	2007	2006	2005
Time-and-materials	38.2%	40.1%	54.2%
Cost-plus	29.0	28.5	27.8
Fixed-price	32.8	31.4	18.0

Total revenue	100.0%	100.0%	100.0%

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

General and Administrative Expenses

General and administrative expenses include corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance, and executive and senior management. The primary items of general and administration expenses are the salaries and wages, plus associated fringe benefits including stock compensation, and the facilities related costs of our employees performing these functions.

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

Interest Income and Expense

Interest income is primarily related to earnings on short-term, highly liquid investments of our excess cash. Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and interest on capital leases.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

			As a Percentage of Revenue
	2007	2006	2007	2006
	(in thousands)
Revenue	$304,420	$218,340	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	263,679	188,878	86.6	86.6
General and administrative expenses	15,396	12,852	5.1	5.9
Depreciation and amortization	1,652	1,629	0.6	0.7
Amortization of intangible assets	1,360	957	0.4	0.4

Total operating costs and expenses	282,087	204,316	92.7	93.6

Operating income	22,333	14,024	7.3	6.4
Interest income	544	817	0.2	0.4
Interest expense	(1,886)	(89)	(0.6)	—

Income before taxes	20,991	14,752	6.9	6.8
Provision for income taxes	8,420	5,493	2.8	2.6

Net income	$12,571	$9,259	4.1%	4.2%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue: Revenue for the year ended December 31, 2007 was $304 million, compared to $218 million for the year ended December 31, 2006, representing an increase of $86 million, or 39%. The increase in revenue was due to our acquisitions, new contract awards and growth on existing contracts. Our acquisitions of OTS and Karta added approximately $9 million and $29 million to our 2007 revenue, respectively. New contract awards consisted primarily of numerous new task order awards under our NETCENTS, DESP II and ITES-2S contracts. Additionally, we saw significant revenue growth on a contract with the intelligence community, as well as on a number of contracts with the Army and National Guard. The additional revenue on these and other contracts was partially offset by a decrease in revenue of approximately $9 million due to lower product sales under our NETCENTS contract, as well a reduction in revenue from expired contracts or funding reductions under existing contracts, particularly with some of our civilian agency customers.

Cost of revenue: Cost of revenue for the year ended December 31, 2007 was $264 million, or 86.6% of revenue, compared to $189 million, or 86.6%, for the year ended December 31, 2006. The increase was due to approximately $33 million in higher direct labor and associated indirect expenses such as fringe benefits, and approximately $42 million additional subcontractor support and IT product costs under our contracts. These increases are the result of our acquisitions, new contract awards, and growth on existing contracts.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2007 were $15.4 million, or 5.1% of revenue, compared to $12.9 million, or 5.9% of revenue, for the year ended December 31, 2006. The increase in general and administrative expenses was primarily due to our acquisition of Karta and its associated general and administrative expenses. There was also an increase in stock option compensation expense, to $0.5 million for the year ended December 31, 2007, compared to $0.1 million for the year ended December 31, 2006, due primarily to the acceleration of vesting on some of our outstanding options from the achievement of certain performance targets. General and administrative expenses as a percent of revenue declined as we continue to leverage our corporate infrastructure expenses over a larger revenue base.

Amortization of intangible assets: Amortization of intangible assets for the year ended December 31, 2007 was $1.4 million, compared to $1.0 million for the year ended December 31, 2006. The increase was the result of the amortization associated with the contracts and client relationships and non-compete intangible assets recorded in connection with the acquisitions of OTS and Karta, which was offset by declining amortization of the intangible assets from the SES acquisition.

Operating income: For the year ended December 31, 2007, operating income was $22.3 million, or 7.3% of revenue, compared to $14.0 million, or 6.4% for the year ended December 31, 2006. Operating income, as a percent of revenue, increased primarily due to a decrease in general and administrative expenses as a percentage of revenue.

Interest income and interest expense: For the year ended December 31, 2007, net interest expense was $1.3 million, compared to net interest income of $0.7 million for the year ended December 31, 2006. The decrease in interest income and increase in interest expense was the result of using cash and debt for the acquisitions of OTS and Karta during 2007.

Income tax: For the year ended December 31, 2007 our income tax expense was 40.1% of our income before tax. This is an increase from 37.2% for the year ended December 31, 2006. The income tax expense for 2006 was reduced by a one-time gain of approximately $0.3 million from finalizing our 2005 income tax returns during 2006. Without this one-time gain, our 2006 tax rate would have been 39.7%.

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

			As a Percentage of Revenue
	2006	2005	2006	2005
	(in thousands)
Revenue	$218,340	$191,319	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	188,878	162,990	86.6	85.2
General and administrative expenses	12,852	14,411	5.9	7.5
Depreciation and amortization	1,629	1,636	0.7	0.9
Amortization of intangible assets	957	1,053	0.4	0.5

Total operating costs and expenses	204,316	180,090	93.6	94.1

Operating income	14,024	11,229	6.4	5.9
Interest income	817	125	0.4	0.1
Interest expense	(89)	(1,464)	—	(0.8)

Income before taxes	14,752	9,890	6.8	5.2
Provision (benefit)for income taxes (1)	5,493	(2,425)	2.6	(1.2)

Net income	$9,259	$12,315	4.2%	6.4%

(1)	For periods prior to October 20, 2005, the Company was treated for tax purposes as an S corporation. The tax provision shown for those periods reflects the taxes associated with various states that do not recognize the S corporation tax status. The 2005 provision for income taxes benefit reflects the transition from an S to a C corporation and the tax benefit associated with the initial booking of our net deferred tax assets, offset by the provisional taxes associated with the period the Company was a C corporation.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue: Revenue for the year ended December 31, 2006 was $218.3 million, compared to $191.3 million for the year ended December 31, 2005, representing an increase of $27.0 million, or 14.2%. The increase in revenue was primarily due to new contract awards and growth on existing contracts. New contract awards consisted primarily of numerous new task order awards under our NETCENTS, TEIS and ITES contracts. Specifically, we saw an increase of $21.8 million in government purchases of IT related products under the NETCENTS contract as compared to 2005, primarily during the second half of 2006. While we are not focused on product related sales, we do provide the ability to purchase products under this contract as an accommodation to our customers. We do not expect the level of IT related product sales to increase significantly going forward, and may in fact be reduced in the future. Additionally, we saw significant revenue growth on a contract with the intelligence community, as well as on a number of contracts with the Army. The additional revenue on these and other contracts was partially offset by an expected decrease in revenue of approximately $18 million from expired contracts or funding reductions under existing contracts, particularly with some of our civilian agency customers.

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

General and administrative expenses: General and administrative expenses for the year ended December 31, 2006 were $12.9 million, or 5.9% of revenue, compared to $14.4 million, or 7.5%, for the year ended December 31, 2005. The decrease in general and administrative expenses was primarily due to a reduction in stock option compensation expense, which was $0.1 million for the year ended December 31, 2006, compared to $1.6 million for the year ended December 31, 2005. General and administrative expenses as a percent of revenue declined as we leveraged our corporate infrastructure expenses over a larger revenue base as well as lower overall general and administrative expenses.

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

Interest income: For the year ended December 31, 2006, interest income was $0.8 million, compared to $0.1 million for the year ended December 31, 2005. The increase in interest income was the result of investing our excess cash after out 2005 initial public offering (IPO) in high-quality, highly liquid investments.

Interest expense: For the year ended December 31, 2006, interest expense was $0.1 million, compared to $1.5 million for the year ended December 31, 2005. The decrease in interest expense was primarily due to using the funds raised by our IPO to pay off our outstanding debt.

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. During 2007, approximately 38% of our revenue was generated under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also during 2007, approximately 29% of our revenue was generated under cost-plus contracts, which automatically adjust for changes in cost. The remaining 33% of our revenue was generated under fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

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

During 2007, we used approximately $18.3 million of cash on hand for acquisitions. In addition, we borrowed approximately $55.0 million under our credit facility for our acquisition of Karta.

Our other significant use of working capital is for accounts receivables. During 2007, the balance of accounts receivable increased by $22.7 million to $88.5 million at the end of the year. Days sales outstanding of accounts receivable (DSO) stood at 92 days as of December 31, 2007. This is a decrease of 1 day as compared to December 31, 2006. We are presently working with our customers to resolve payment delays and to reduce our DSO. Also, many of our subcontractor agreements call for our subcontractor to be paid only after we have received funds from the customer. So while our accounts receivable have increased, our accounts payable to vendors have increased in a similar manner. Thereby, our operating cash flow has not been significantly impacted.

The borrowing capacity under our credit facility consists of a revolving credit facility with a principal amount of up to $90 million, which includes a swingline facility with an original principal amount of up to $5 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The accrued interest is due and payable monthly. The credit facility expires on March 14, 2011.

Funds borrowed under the credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of December 31, 2007, there was approximately $43 million due under the credit facility, which reflects approximately $12 million of repayments since our Karta acquisition during June 2007. During 2008, we plan to continue to use our operating cash flow to reduce our loan balance. As of December 31, 2007, the loan accrued interest at a rate of LIBOR plus 100 basis points, or 6.225% and we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2007 that requires us to make future cash payments.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Bank loan	$42,942	$942	$—	$42,000	$—
Capital lease obligations	422	179	219	24	—
Operating lease obligations	218	154	64	—	—
Rent on facilities	25,949	6,490	9,708	8,307	1,444

Total	$69,531	$7,765	$9,991	$50,331	$1,444

Critical Accounting Policies

Revenue Recognition

Our revenue recognition policy addresses our three different types of contractual arrangements: time-and-materials contracts; cost-plus contracts; and fixed-price contracts.

Time-and-Materials Contracts: Revenue for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and other direct expenses used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

Cost-Plus Contracts: Revenue on cost-plus contracts is recognized based on the allowable costs incurred during the period, plus any recognizable earned fee. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenue, profit as a percentage of revenue on award fee contracts will fluctuate period to period.

Fixed-Price Contracts: Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Staff Accounting Bulletin (SAB) No. 104 (SAB 104). SAB 104 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Revenue on certain fixed-price completion contracts that are within the scope of Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts (SOP 81-1) is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs, since these contracts require design, engineering, and manufacturing performed to the customer’s specifications. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

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

Our contracts may include the delivery of a combination of one or more of the Company's service offerings. In these situations, we apply the separation criteria in Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether our arrangements with multiple elements should be treated as separate units of accounting with revenue allocated to each element of the arrangement based on the relative fair value of each element.

Goodwill and the Amortization of Intangible Assets

Our accounting policy regarding acquisitions is in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the date of acquisition. At the time of the acquisition, all intangibles including the contracts and related client relationships and non-compete agreements are reviewed to determine the term of amortization for each intangible asset.

Our accounting policy regarding goodwill and the amortization of intangible assets requires that goodwill be reviewed periodically for impairment and no longer be amortized against earnings. Annually on October 1, we perform a fair value analysis of our reporting units using valuation techniques prescribed in SFAS No. 142, Goodwill and other Intangible Assets.

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

Contract rights are amortized proportionately against the acquired backlog. Non-compete agreements are amortized over their estimated useful lives. Acquired software is amortized over its estimated useful life.

Our acquisitions to date have been treated as asset purchases under the internal revenue code. As such, the goodwill generated from those acquisitions is deductible for tax purposes. For the year ended 2007, the tax deduction was $3.2 million. At our tax rate of 39.5%, this deduction saved us approximately $1.3 million in current income tax expenditures. As noted above, goodwill is not deducted for book purposes. Consequently, as NCI deducts the goodwill for tax purposes, NCI is increasing its deferred tax liabilities. For 2008, our tax deduction will be approximately $5 million which will reduce our cash expenditures for income taxes by approximately $2 million.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations (SFAS No. 141). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. SFAS No. 141(R) will not impact any historical balances or acquisitions completed prior to December 31, 2008. However for acquisitions occurring after January 1, 2009, the company will be required to expense all acquisition related costs in the period in which they occur, which historically have been included in goodwill.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company does not expect SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. Our current outstanding borrowings relate primarily to our acquisition of Karta during June 2007. For the six months ended December 31, 2007, a 1% change in interest rates would have changed on our interest expense and cash flow by approximately $0.5 million.

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

ITEM 9A.	CONTROLS AND PROCEDURES

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

Limitations on the Effectiveness of Controls

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by COSO in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2007 our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included elsewhere in this Form 10-K.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Karta which was acquired June 27, 2007 (see Note 9 to the consolidated financial statements). The financial results of Karta, which are included in the 2007 consolidated financial statements of NCI, Inc., constituted $19 million and $13 million of total and net assets, respectively, as of December 31, 2007, and $29.4 million and $1.7 million of revenue and net income, respectively, for the year then ended. Our independent registered public accounting firm’s attestation report regarding our internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of Karta.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Compensation,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”), and that information is incorporated by reference in this Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 406 of Regulation S-K concerning the Company’s Code of Ethics is included under the caption “Election of Directors” in our 2008 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which Company stockholders may recommend nominees to the Company’s Board of Directors is included under the caption “Election of Directors” in our 2008 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2008 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2008 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2008 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this annual report on Form 10-K:

(1) All financial statements

(2) Financial statement Schedule II, Valuation and Qualifying Accounts

(3) Exhibits required by Item 601 of Regulation S-K:

Number	Description
2.1	Stock Purchase Agreement among the Company, Karta Technologies, Inc., stockholders of Karta Technologies, Inc., Gurvinder Pal Singh, as representative of the stockholders, and Parvider Kaur, as special indemnitor, dated as of June 27, 2007 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Form 8-K (File No. 000-51579), as filed with the Commission on June 27, 2007).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. 2005 Performance Incentive Plan (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.3*	Form of 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.4*	2005 Incentive Compensation Plan (incorporated herein by reference from Exhibit 4.6 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.1*	401(k) Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.2	Loan and Security Agreement, dated March 14, 2006, by and among NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent. (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 14, 2006 and filed with the Commission on March 17, 2006).

10.3	First Amendment to Loan and Security Agreement, dated August 1, 2006, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-51579), as filed with the Commission on November 7, 2006)

10.4	Second Amendment to Loan and Security Agreement, dated June 27, 2007, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission on June 27, 2007).

21.1‡	Subsidiaries of Registrant

23.1‡	Consent of Ernst & Young LLP.

23.2‡	Consent of Padgett, Stratemann & Co., L.L.P.

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

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

NCI, Inc. Registrant

Date: March 7, 2008	By:	/s/ CHARLES K. NARANG
Charles K. Narang
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: March 7, 2008	By:	/s/ JUDITH L. BJORNAAS
Judith L. Bjornaas
Senior Vice President Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each person whose signature appears below hereby constitutes and appoints each of Charles K. Narang and Judith L. Bjornaas as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign, any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ TERRY W. GLASGOW	President and Chief Operating Officer	March 7, 2008
Terry W. Glasgow	Director

/s/ JAMES P. ALLEN	Director	March 7, 2008
James P. Allen

/s/ JOHN E. LAWLER	Director	March 7, 2008
John E. Lawler

/s/ PAUL V. LOMBARDI	Director	March 7, 2008
Paul V. Lombardi

/s/ J. PATRICK MCMAHON	Director	March 7, 2008
J. Patrick McMahon

/s/ GURVINDER P. SINGH	Director	March 7, 2008
Gurvinder P. Singh

/s/ STEPHEN L. WAECHTER	Director	March 7, 2008
Stephen L. Waechter

/s/ DANIEL R. YOUNG	Director	March 7, 2008
Daniel R. Young

INDEX TO FINANCIAL STATEMENTS

NCI, INC.

Report of Independent Registered Public Accounting Firm

on Internal Control over Financial Reporting

The Board of Directors and Stockholders

of NCI, Inc.

We have audited NCI, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NCI, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Karta Technologies, Inc. which is included in the 2007 consolidated financial statements of NCI, Inc. and constituted $19 million and $13 million of total and net assets, respectively, as of December 31, 2007, and $29.4 million and $1.7 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of NCI, Inc. also did not include an evaluation of the internal control over financial reporting of Karta Technologies, Inc.

In our opinion, NCI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, VA
February 27, 2008

Report of Independent Registered Public Accounting Firm

on the Audited Financial Statements

The Board of Directors and Stockholders

of NCI, Inc.

We have audited the accompanying consolidated balance sheets of NCI, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) NCI, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, VA
February 27, 2008

NCI, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$109	$13,930
Accounts receivable, net	88,493	65,841
Deferred tax assets	1,890	1,678
Prepaid expenses and other current assets	1,244	1,280

Total current assets	91,736	82,729

Property and equipment, net	5,120	4,925
Other assets	930	785
Deferred tax assets, net	20	552
Intangible assets, net	5,448	381
Goodwill	75,492	17,427

Total assets	$178,746	$106,799

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,803	$22,712
Accrued salaries and benefits	12,572	9,036
Other accrued expenses/liabilities	6,641	3,402
Deferred revenue	2,215	1,259
Current portion of long-term debt	942	—

Total current liabilities	53,173	36,409

Long-term debt	42,000	—
Other liabilities	217	168
Deferred rent	3,115	3,636

Total liabilities	98,505	40,213

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,153,416 shares issued and outstanding as of December 31, 2007 and 7,027,760 shares issued and outstanding as of December 31, 2006	155	134

Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of December 31, 2007 and 6,300,000 shares issued and outstanding as of December 31, 2006	99	120
Additional paid-in capital	58,157	57,073
Retained earnings	21,830	9,259

Total stockholders’ equity	80,241	66,586

Total liabilities and stockholders’ equity	$178,746	$106,799

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2007	2006	2005
Revenue	$304,420	$218,340	$191,319
Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	263,679	188,878	162,990
General and administrative expense	15,396	12,852	14,411
Depreciation and amortization	1,652	1,629	1,636
Amortization of intangible assets	1,360	957	1,053

Total operating costs and expenses	282,087	204,316	180,090

Operating income	22,333	14,024	11,229
Interest income	544	817	125
Interest expense	(1,886)	(89)	(1,464)

Income before taxes	20,991	14,752	9,890
Income tax expense (benefit)	8,420	5,493	(2,425)

Net income	$12,571	$9,259	$12,315

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,335	13,328	8,070
Net income per share	$0.94	$0.69	$1.53
Diluted:
Weighted average shares and equivalent shares outstanding	13,539	13,483	8,730
Net income per share	$0.93	$0.69	$1.41
Unaudited pro forma information (See Note 12):
Income before taxes			$9,890
Pro forma provision for income taxes			3,845

Pro forma net income			$6,045

Unaudited pro forma earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding			8,070
Pro forma net income per share			$0.75
Diluted:
Weighted average shares and equivalent shares outstanding			8,473
Pro forma net income per share			$0.71

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	479	$9	6,300	$120	$2,815	$13,099	$16,043
Net income	—	—	—	—	—	12,315	12,315
Distributions to stockholders	—	—	—	—	(1,430)	(25,414)	(26,844)
Offering proceeds, net of offering costs	5,573	106	—	—	51,482	—	51,588
Exercise of stock options	976	19	—	—	75	—	94
Tax benefit of stock option exercises	—	—	—	—	2,407	—	2,407
Amortization of deferred compensation	—	—	—	—	1,568	—	1,568

Balance at December 31, 2005	7,028	$134	6,300	$120	$56,917	$—	$57,171

Net income	—	—	—	—	—	9,259	9,259
Stock compensation expense	—	—	—	—	156	—	156

Balance at December 31, 2006	7,028	$134	6,300	$120	$57,073	$9,259	$66,586

Net income	—	—	—	—	—	12,571	12,571
Stock compensation expense	—	—	—	—	774	—	774
Exercise of stock options	25	—	—	—	221	—	221
Tax benefit of stock options exercises	—	—	—	—	89	—	89
Conversion of Class B stock to Class A stock (see note 10)	1,100	21	(1,100)	(21)	—	—	—

Balance at December 31, 2007	8,153	$155	5,200	$99	$58,157	$21,830	$80,241

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$12,571	$9,259	$12,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,012	2,586	2,689
Decrease in cash surrender value of life insurance	—	—	334
Gain on sale and disposal of property and equipment	(4)	(3)	(2)
Non-cash stock compensation expense	774	156	1,568
Deferred income taxes	321	2,834	(2,657)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,776)	(19,230)	(8,152)
Prepaid expenses and other assets	306	(839)	(251)
Accounts payable	4,996	13,858	1,768
Accrued expenses/other current liabilities	2,289	(98)	1,572
Deferred rent	(485)	(431)	(282)

Net cash provided by operating activities	18,004	8,092	8,902

Cash flows from investing activities
Purchase of property and equipment	(1,003)	(314)	(1,269)
Proceeds from sale of property and equipment	4	6	7
Cash paid for acquisitions, net of cash acquired	(73,856)	—	(1,919)

Net cash used in investing activities	(74,855)	(308)	(3,181)

Cash flows from financing activities
Proceeds from issuance of common stock, net	—	—	51,588
Proceeds from exercise of stock options	221	—	94
Excess tax deduction from exercise of stock options	89	—	—
Borrowings (repayments) on line of credit, net	42,942	—	(12,440)
Repayments on term loan	—	—	(11,433)
Principal payments under capital lease obligations	(222)	(311)	(269)
Distributions to stockholders	—	(5,866)	(20,978)

Net cash provided by (used in) financing activities	43,030	(6,177)	6,562

Net change in cash and cash equivalents	(13,821)	1,607	12,283
Cash and cash equivalents, beginning of year	13,930	12,323	40

Cash and cash equivalents, end of year	$109	$13,930	$12,323

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,885	$89	$1,464

Income taxes	$8,069	$3,061	$291

Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$216	$213	$119

See Notes to Consolidated Financial Statements.

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2007

1. Business Overview

NCI, Inc. (the Company or NCI) was incorporated in Delaware during July 2005.

NCI is a provider of information technology (IT) and professional services and solutions to federal government agencies. Our offerings focus on designing, implementing, maintaining and upgrading secure IT systems and networks by leveraging our skills across seven core service offerings: network engineering; information assurance; systems engineering and integration; enterprise systems management, engineering and logistics, medical transformation/health IT, and distance learning and training. The Company provides these services to defense, intelligence and federal civilian agencies. Substantially all of the Company’s revenue was derived from contracts with the federal government, directly as a prime contractor or as a subcontractor. The Company conducts business throughout the United States.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation.

Segment Information

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Management has concluded that the Company operates in one segment based upon the information used by Management in evaluating the performance of its business and allocating resources and capital.

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

Revenue for time and materials contracts are recorded on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and other direct expenses used in performance on the contract. Profits on time and material contracts result from the difference between the cost of services performed and the contract defined billing rates for these services.

Revenue on cost-plus contracts is recognized based on the allowable costs incurred during the period, plus any recognizable earned fee. The Company does not recognize award fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenues, profit as a percentage of revenue on award fee contracts will fluctuate period to period.

Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenues on fixed-price service contracts are recorded as work is performed in accordance with Staff Accounting Bulletin (SAB) No. 104 (SAB 104). SAB 104 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. Revenues on fixed-price contracts that require delivery of specific items may be recorded based on a price per unit as units are delivered. Revenue for fixed price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Revenue on certain fixed-price completion contracts that are within the scope of Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts (SOP 81-1) is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs, since these contracts require design, engineering, and manufacturing performed to the customer’s specifications. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned.

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

Our contracts may include the delivery of a combination of one or more of the Company's service offerings. In these situations, we apply the separation criteria in Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether our arrangements with multiple elements should be treated as separate units of accounting with revenue allocated to each element of the arrangement based on the relative fair value of each element.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

Major Clients

The Company earned almost all its revenue from the federal government for each of the years ended December 31, 2007, 2006, and 2005. Revenue by client sector for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2007		2006*		2005*
	(dollars in thousands)
Department of Defense (DoD) and intelligence agencies	$247,949	81.5%	$179,127	82.0%	$143,031	74.8%
Federal civilian agencies	54,858	18.0	39,001	17.9	47,369	24.7
Commercial and state & local entities	1,613	0.5	212	0.1	919	0.5

	$304,420	100.0%	$218,340	100.0%	$191,319	100.0%

*	Percentages do not reflect the disclosure in prior filings as a result of the reclassification during the second quarter of 2006 of a contract awarded during third quarter 2005 that was initially classified as a federal civilian agency contract, as a DoD and intelligence agency contract.

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at their face amount less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to cover the risk of collecting less than full payment on receivables. On a quarterly basis the Company reevaluates its receivables, especially receivables that are past due, and reassesses the allowance for doubtful accounts based on specific client collection issues.

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

	As of December 31,
	2007	2006
	(in thousands)
Property and equipment
Furniture and equipment	$12,276	$10,526
Leasehold improvements	4,684	4,628
Real property	549	549

	17,509	15,703
Less: Accumulated depreciation and amortization	12,389	10,778

Net property and equipment	$5,120	$4,925

Depreciation expense for the years ending December 31, 2007, 2006, and 2005 was $1.6 million, $1.6 million, and $1.6 million, respectively.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

Long-Lived Assets (Excluding Goodwill)

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes there were no indications of impairment of such assets during 2007 or 2006.

Intangible Assets

Intangible assets consisted of the following:

	As of December 31,
	2007	2006
	(in thousands)
Contract and client relationships	$8,099	$2,260
Less: Accumulated amortization	3,116	1,879

	4,983	381

Non-compete agreements	1,871	1,400
Less: Accumulated amortization	1,465	1,400

	406	—

Software acquired	118	—
Less: Accumulated amortization	59	—

	59	—

Total	$5,448	$381

Contract and client relationships are being amortized over the expected backlog life based on projected cash flows, which are proportionate to acquired backlog. Non-compete agreements are being amortized over their contractual life which is between 3 to 5 years. Software acquired is being amortized over 18 months based on its estimated useful life. Amortization expense for the years ended December 31, 2007, 2006, and 2005 was approximately $1.4 million, $1.0 million, and $1.1 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,	(in thousands)
2008	$1,244
2009	1,133
2010	960
2011	685
2012	453
Thereafter	973

Goodwill

Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill no longer be amortized against earnings, but instead reviewed periodically for impairment. Annually, on October 1, the Company performs a fair value analysis of its reporting unit(s) using valuation techniques prescribed in SFAS No. 142. The Company has one reporting unit. Based on the analysis performed, the Company determined that no impairment existed as of October 1, 2007 or 2006. Goodwill increased by $58.1 million and $0 for the years ended December 31, 2007 and 2006, respectively, related to our acquisitions (see Note 9).

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations (SFAS No. 141). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company does not expect SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

The following details the historical and pro forma computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2007, 2006, and 2005.

	Year ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Historical Net Income	$12,571	$9,259	$12,315

Weighted average number of basic shares outstanding during the period	13,335	13,328	8,070
Dilutive effect of stock options after application of treasury stock method	204	155	660

Weighted average number of diluted shares outstanding during the period	13,539	13,483	8,730

Basic earnings per share	$0.94	$0.69	$1.53
Diluted earnings per share	$0.93	$0.69	$1.41
Pro forma net income			$6,045

Weighted average number of basic shares outstanding during the period			8,070
Dilutive effect of stock options after application of treasury stock method			403

Weighted average number of diluted shares outstanding during the period			8,473

Pro forma basic earnings per share			$0.75
Pro forma diluted earnings per share			$0.71

3. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at December 31, 2007 and 2006 as follows:

	As of December 31,
	2007	2006
	(in thousands)
Billed receivables	$53,764	$37,394
Unbilled receivables:
Billable receivables at end of period	30,413	26,510
Other	4,901	2,727

Total unbilled receivables	35,314	29,237

Total accounts receivable	89,078	66,631
Less: allowance for doubtful accounts	585	790

Total accounts receivable, net	$88,493	$65,841

Unbilled receivables primarily consist of fees withheld by the customers in accordance with the contract terms and conditions that will be billed upon contract completion and approval of indirect rates. These amounts are expected to be realized within the next 12 months.

4. Other Accrued Expenses/Liabilities

Other accrued expenses and liabilities consist of the following:

	As of December 31,
	2007	2006
	(in thousands)
Accrued health claims	$2,001	$1,675
Current portion of capital lease obligation	159	214
Deferred rent, current	544	494
Other accrued expenses	3,937	1,019

Total other accrued expenses/liabilities	$6,641	$3,402

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

5. Leases

The Company leases office space, equipment, and automobiles under operating leases that expire on various dates through December 31, 2013. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below. The Company is also responsible for certain operating expenses.

The Company has entered into certain capital lease obligations with various expiration dates through December 2010. During October 2003, the Company entered into a lease line of credit to finance various PC and networking equipment. The applicable interest rates on the capital leases range from 2.5% to 12.3%.

The following amounts have been capitalized and are included in property and equipment:

	As of December 31,
	2007	2006
	(in thousands)
Telephone equipment	$477	$477
PC and networking equipment	953	737
Office furniture and other equipment	45	45

	1,475	1,259
Less: Accumulated amortization	1,062	878

	$413	$381

The annual amortization cost is included as depreciation and amortization expense in the Consolidated Statements of Operations.

Minimum lease payments under the non-cancelable operating leases and the capital leases are as follows:

	Capital leases	Operating leases
	(in thousands)
For the year ending December 31,
2008	$179	$6,644
2009	135	5,270
2010	84	4,502
2011	24	4,537
2012	—	3,770
Thereafter	—	1,444

Total minimum lease payments	422	$26,167

Amounts representing interest	46

Present value of net minimum lease payments	$376

The Company incurred rent expense, after the impact of the amortization of deferred rent expense, under operating leases of $4.8 million, $3.5 million, and $3.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

6. Profit Sharing

The Company has a 401(k) profit sharing plan that covers substantially all of NCI employees meeting certain criteria. The plan is a “defined contribution plan” whereby participants have the option of contributing to the plan. The plan provides for the Company to match 50% of the participant’s contribution not to exceed 2.5% of the participant’s total compensation. Participants are 100% vested in their employee contributions immediately. The participants become fully vested in the employer contributions over four years of service.

Karta Technologies, Inc. (Karta) was acquired during June 2007 (see Note 9). Karta has a 401(k) profit sharing plan that covers substantially all of Karta employees meeting certain criteria. NCI plans to merge the Karta plan with the NCI plan within the time period allowed by the U.S. Department of Labor. The plan is a “defined contribution plan”

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

whereby participants have the option of contributing to the plan. The plan provides for Karta to match 50% of the participant’s contribution not to exceed 6% of the participant’s total compensation. Participants are 100% vested in their employee contributions immediately. The participants become fully vested in the employer contributions over four years of service.

NCI’s and Karta’s contributions to both plans for the years ended December 31, 2007, 2006, and 2005 were approximately $1.9 million, $1.4 million, and $1.6 million, respectively.

The Company is also required to contribute to a union pension plan under a Collective Bargaining Agreement with the International Association of Machinists and Aerospace Workers for eligible employees on one of its contracts. The current agreement expires December 31, 2010. For years ended December 31, 2007, 2006, and 2005, the contribution amounts were approximately $26,000, $20,000, and $12,000 respectively.

7. Credit Facility

On June 27, 2007, in connection with the Karta acquisition (see note 9), the available borrowings under the Company’s credit facility was increased from $60 million to $90 million. The borrowing capacity under the credit facility consists of a revolving line of credit with a principal amount of up to $90 million, which includes a swingline facility with an original principal amount of up to $5 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The credit facility expires on March 14, 2011.

The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion.

The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a ratio of funded debt to earnings; and limit capital expenditures below certain thresholds.

In conjunction with the Karta acquisition, the Company borrowed $55 million under the credit facility. As of December 31, 2007, the outstanding balance was $43 million and interest accrued at a rate of LIBOR plus 100 basis points, or 6.225%. Also, as of December 31, 2007, NCI was in compliance with all its loan covenants.

8. Related Party Transactions

The Company receives support services on an as-needed basis under a subcontract with Net Commerce Corporation, a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. The Company purchased services from Net Commerce Corporation of approximately $88,000, $281,000, and $1.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007 and 2006, there was approximately $42,000 and $0 in accounts payable, respectively related to this contract.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Mr. Gurvinder Pal Singh, a previous stockholder of Karta (see note 9) and who is now a member of the NCI Board of Directors. The lease is for approximately 34,000 square feet at $14.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2012. The lease was negotiated and signed as of June 27, 2007 in conjunction with the purchase of Karta. For the year ended December 31, 2007, NCI made $0.4 million in lease payments under the office lease.

The Company has used private aircraft to accommodate the travel needs of our executives for Company business. These aircraft are owned directly or indirectly by Michael W. Solley, formerly the President and a director of the

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

Company. The Company has paid approximately $80,000 for the year ended December 31, 2005, to Mr. Solley or his affiliates as reimbursement for fees and expenses associated with the business use of these aircraft. There were no amounts paid for the years ended December 31, 2007 and 2006. Mr. Solley resigned from all positions with the Company effective January 31, 2007.

All transactions with related parties have been conducted based on then current market conditions.

9. Acquisitions

Karta Technologies, Inc.

On June 27, 2007, the Company completed the acquisition of Karta Technologies, Inc. (Karta). Karta generated revenue for calendar year 2006 of approximately $51 million (unaudited). Karta has approximately 400 employees located throughout the United States. NCI paid approximately $67.8 million for Karta. The purchase price includes $65.0 million for Karta, $0.2 million for a non-compete agreement, $1.3 million as a working capital adjustment, and $1.3 million in transactions costs. The acquisition of Karta meets many of NCI’s strategic acquisition objectives, including: opening new and important DoD market areas; expanding NCI’s service offerings to include engineering and logistics, medical transformation/health IT, and distance learning and training as well as expanding NCI’s DoD and civilian agency customer base; providing additional valuable GWAC/MAC/IDIQ contract vehicles to NCI’s existing portfolio of contracts; and adding management, professional and business development staff to NCI’s team.

The Karta assets and liabilities were recorded at fair value under the purchase method of accounting. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of $52.9 million. Recognition of goodwill is largely attributed to the highly skilled employees of Karta and the value paid for companies in this industry. The identifiable intangible assets include a non-compete agreement, acquired backlog and customer relationships, and acquired software. The fair values on the identifiable intangible assets were determined by reviewing historical financial statements, financial projections, and estimated useful lives.

The following table represents the final purchase price allocation of Karta’s assets and liabilities at fair value:

June 27, 2007
(in thousands)
Cash	$1,415
Accounts receivable	15,542
Other current assets	149
Property and equipment	620
Others assets	54
Intangible assets	4,696
Goodwill	52,945
Liabilities	(7,662)

Net assets acquired	$67,759

Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of NCI and Karta, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition and borrowings under our credit facility (see Note 7) had taken place at the beginning of each of the periods presented. The pro forma financial information for 2007 exclude closing bonuses, stock option termination payments and other transaction related expenses of $5.3 million recorded by Karta in their historical statements of operations related to our Stock Purchase Agreement dated June 27, 2007. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical NCI for amortization charges from acquired intangible assets, interest expense at our current level of debt, and the related tax effects.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

All amounts are in thousands except per share amounts

	2007	2006
Revenue	$331,619	$269,130
Income from continuing operations	19,882	13,026
Net income	$11,900	$8,208

Diluted Earnings per share	$0.88	$0.61

Operational Technologies Services, Inc.

Effective January 31, 2007, the Company completed the acquisition of Operational Technologies Services, Inc. (OTS). OTS generated revenue for calendar year 2006 of approximately $10 million (unaudited), all derived from contracts with the Federal Aviation Administration. OTS has approximately 70 employees located primarily within the Greater Washington, DC area. NCI paid approximately $7.9 million in cash including approximately $0.2 million in earnout payments, and $0.4 million of transaction costs. The acquisition of OTS fits NCI’s strategy of pursuing companies that add new customers, specifically the Federal Aviation Administration, and capabilities to NCI and its customers and is directly supportive of our long term growth objectives for the Federal Civilian market sector.

The OTS assets and liabilities including identifiable intangible assets were recorded at fair value under the purchase method of accounting. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of $5.1 million. Recognition of goodwill is largely attributed to the highly skilled employees of OTS and the value paid for companies in this industry. The identifiable intangible assets include a non-compete agreement and acquired backlog and customer relationships. The fair values on the identifiable intangible assets were determined by reviewing historical financial statements, financial projections, and estimated useful lives.

The following table represents the purchase price allocation of OTS' assets and liabilities at fair value:

January 31, 2007
(in thousands)
Cash	$412
Accounts receivable	1,344
Other current assets	151
Property and equipment	8
Others assets	47
Intangible assets	1,732
Goodwill	5,120
Liabilities	(919)

Net assets acquired	$7,895

In addition, the definitive agreement for the acquisition of OTS provided for certain contingent consideration. Under the agreement, NCI agreed to pay up to an additional $2.5 million over the 18 months following closing based on achievement of certain milestones. During the third quarter of 2007, NCI paid approximately $180,000 for earnout payments to the prior stockholders of OTS. Pursuant to the provisions of SFAS No. 141, the Company believes the payment of any contingent consideration will be treated as additional cost of the acquisition and added to goodwill as the contingencies are resolved.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

10. Stockholders’ Equity and Related Items

Common Stock

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

Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the Class B stockholder, and in certain other circumstances. During 2007, the Class B common stock holder transferred ownership of 1,100,000 shares of Class B common stock to the control of an unrelated party for estate planning purposes. This transfer resulted in the conversion of the Class B common stock to Class A common stock.

2005 Performance Incentive Plan

The Board of Directors of the Company has adopted the 2005 Performance Incentive Plan (the Plan) which has been approved by the Company’s stockholders, and under which 3,157,895 shares of Class A common stock were reserved for issuance under the Plan. The Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees and consultants. The Compensation Committee of the Company administers the Plan.

As of December 31, 2007
(in thousands)
Shares reserved under the Plan	3,158
Options exercised	1,002
Options outstanding	834

Shares available for future grants	1,322

Stock Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)) using the prospective method. Under this method, compensation costs for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the vesting period during which an employee provides service in exchange for the award. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees (APB No. 25), using the intrinsic-value method. The Company issued non-qualified stock options to employees at various times during 2003 and 2004 with vesting periods ranging from zero to seven years and any related expense for the amount by which the fair value at the date of grant exceeds the exercise price is being amortized over the applicable vesting periods. Under the prospective method, we will continue to apply APB No. 25 in future periods to awards outstanding at the date of adoption. The Company uses the Black-Scholes-Merton option pricing model and straight-line amortization of compensation expense over the requisite service period of the grant.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

Under the prospective method, results for the year ended December 31, 2005 were not restated to include stock compensation expense. The table below presents the pro forma effects of recognizing the estimated fair value of stock compensation for the year ended December 31, 2005.

2005
(in thousands, except per share data)
Net income as reported	$12,315
Add: Stock-based employee compensation expense as reported under APB No. 25 for all awards, net of related tax effects	1,568
Deduct: Stock-based compensation expense determined under SFAS No. 123 for all awards, net of related tax effects	(1,621)

Pro forma net income	$12,262

Weighted average number of basic shares outstanding during the period	8,070
Weighted average number of diluted shares outstanding during the period	8,730

Pro forma basic earnings per share	$1.52
Pro forma diluted earnings per share	$1.40

Assumptions Used in Fair Value determination

The following weighted-average assumptions were used for option grants made during the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Expected Volatility	39%	36%	0%
Expected Term (in years)	5.5	6.1	7.5
Risk-free Interest Rate	4.60%	4.80%	4.00%
Dividend Yield	0%	0%	0%

•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price.

•

Expected Term. Because the Company does not have significant historical data on employee exercise behavior, we are using the “Simplified Method” as defined under Staff Accounting Bulletin No. 110 to calculate the expected term. The simplified method is calculated by averaging the vesting period and term of the option. Beginning during 2006, we have generally issued options with a 7 year term where previously we generally issued options with a 10 year term.

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

Stock Options Activity

The following table summarizes stock option activity for the period January 1, 2005 through December 31, 2007:

	Options	Weighted Average Exercise Price per Share
	(in thousands)
Outstanding at January 1, 2005	1,696	$3.26
Granted	89	10.06
Forfeited/cancelled	(169)	7.65
Exercised	(976)	0.10

Outstanding at December 31, 2005	640	$7.88

Granted	64	13.15
Forfeited/cancelled	(60)	8.46

Outstanding at December 31, 2006	644	$8.35

Granted	345	15.79
Forfeited/cancelled	(129)	11.26
Exercised	(26)	8.43

Outstanding at December 31, 2007	834	$10.96

The following table summarizes stock option vesting and unvested options for the period January 1, 2005 through December 31, 2007:

	Options (in thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value on Grant Date (in thousands)
Unvested January 1, 2005	1,081	$2.88	$4,199
Granted	89	1.60	—
Vested	(387)	3.39	(2,584)
Forfeited	(169)	3.18	(370)

Unvested December 31, 2005	614	$3.16	$1,245

Vested December 31, 2005	26	$2.70	$56

Granted	64	5.75	—
Vested	(51)	0.33	(7)
Forfeited	(60)	3.68	(114)

Unvested December 31, 2006	567	$3.49	$1,124

Vested December 31, 2006	77	$9.10	$63

Granted	345	6.76	—
Vested	(378)	3.99	(1,008)
Forfeited	(129)	4.51	(116)

Unvested December 31, 2007	405	$5.45	$—

Vested December 31, 2007	429	$3.62	$1,042

The following table summarizes stock options outstanding at December 31, 2007:

Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable
	(in thousands)		(in years)	(in thousands)
$1.00 – $2.00	5	$1.90	5.8	5
$6.00 – $7.00	310	6.65	5.2	310
$10.00 – $12.00	191	10.14	6.9	108
$13.00 – $18.00	328	15.60	6.5	6

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

Stock options granted during 2003 and 2004 will fully vest over a period of zero to seven years from the date of grant in accordance with the individual stock option agreement. For these options, the achievement of specified performance criteria or a change in control as defined by the option agreements may accelerate the vesting period on certain option agreements. The performance criteria were achieved during the fourth quarter of 2007 and added approximately $305,000 to stock compensation during this period. Stock options granted since 2005 will fully vest over a period of three to five years from the date of grant in accordance with the individual stock option agreement.

Stock Compensation

The following table summarizes stock compensation for the three years ending December 31, 2007, 2006, and 2005:

	2007	2006	2005
	(in thousands)
Cost of Revenue	$312	$39	$—
General and Administrative	462	117	1,568

	$774	$156	$1,568

As of December 31, 2007, there was approximately $1.9 million of total unrecognized compensation cost related to unvested stock compensation agreements related to options accounted for under SFAS No. 123(R). This cost is expected to be fully amortized over the next four years, with approximately $605,000 during 2008, $599,000 during 2009, $545,000 during 2010, and $170,000 during 2011. SFAS No. 123(R) requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options.

11. Provision for Income Taxes

Effective October 20, 2005, the Company revoked its status as an S corporation and became subject to taxation as a C corporation. Under the S corporation provisions of the Internal Revenue Code, the individual stockholder included his pro rata portion of the Company’s taxable income in his personal income tax returns. Accordingly, through October 19, 2005, the Company was not subject to federal and certain state corporate income taxes. However, the Company was subject to income taxes in certain states in which it conducted business.

As a result of this change in tax status, the Company recorded deferred tax assets and liabilities for the temporary differences between the book and tax basis of assets and liabilities at the date of revocation. The Company recognized a net benefit of $3.5 million for the impact of these amounts as a component of the provision for income taxes for the year ended December 31, 2005.

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current
Federal	$6,683	$2,138	$—
State and Local	1,416	521	232

Total Current	8,099	2,659	232

Deferred
Federal	299	2,298	(2,184)
State and Local	22	536	(473)

Total Deferred	321	2,834	(2,657)

Total Income Tax Provision (Benefit)	$8,420	$5,493	$(2,425)

The differences between the expense (benefit) from income taxes at the statutory U.S. federal income tax rate of 35% and those reported in the statements of operations are as follows:

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

	Year ended December 31
	2007	2006	2005
	(in thousands)
Federal income tax at statutory rates	$7,347	$5,163	$3,362
Income not subject to tax at statutory rate of 34%	—	—	(2,674)
Tax benefit recognized in connection with revocation of S corporation status	—	—	(3,474)
State income taxes, net of federal benefit	935	694	363
Other	138	(364)	(2)

Total income tax expense (benefit)	$8,420	$5,493	$(2,425)

Other differences include, among other things, the nondeductible portion of meals and entertainment, and an adjustment related to the final prior year corporation tax returns.

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax assets and liabilities are as follows for the years ending December 31:

	2007	2006
	(in thousands)
Deferred tax assets
Accrued vacation and compensation	1,511	1,179
Stock compensation	561	271
Deferred rent	1,446	1,605
Allowance for doubtful accounts	164	307

Total deferred tax assets	3,682	3,362

Deferred tax liabilities
Property and equipment	523	907
Intangible assets	1,249	225

Total deferred tax liabilities	1,772	1,132

Net deferred tax assets	$1,910	$2,230

Although realization is not assured, management believes it is more likely than not that all deferred tax assets will be realized.

During June 2006, FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This guidance is effective for fiscal years beginning after December 15, 2006. The Company’s analysis of uncertain tax positions as required under FIN 48 determined that the Company had no material unrecorded liabilities. Interest and penalties accrued under FIN 48 will be classified as Interest Expense and General and Administrative Expense, respectively.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

12. Pro Forma Income Taxes (unaudited)

Effective October 20, 2005, the Company revoked its S corporation status, and as a result, is subject to federal and state income taxes as a C corporation. Through October 19, 2005, the Company was taxed as an S corporation and generally not subject to federal and certain state corporate income tax. The Company was subject to income taxes in certain states in which it conducts business that do not recognize the S corporation tax status. The statements of operations for the years ended December 31, 2005 include a pro forma provision for income taxes that would have been recorded if the Company was a C corporation, calculated in accordance with SFAS No. 109.

Significant components of the pro forma provision for income taxes for the year ended December 31, 2005 are as follows:

2005
(in thousands)
Current:
Federal	$2,598
State and local	621

Total current	3,219

Deferred:
Federal	534
State and local	92

Total deferred benefit	626

Total income tax provision	$3,845

The reconciliation between statutory U.S. federal income tax rate and those reported in the pro forma income tax information in the consolidated statements of income for the years ended December 31, 2005 is as follows:

2005
Statutory federal income tax rate	34.0%
State and local taxes, net of federal taxes	4.8
Other	0.1

38.9%

13. Contingencies

Government Audits

Payments to the Company on federal government contracts are subject to adjustment upon audit by various agencies of the federal government. Audits of costs and the related payments have been performed by the various agencies through 2005 for NCI Information Systems, Inc., our primary corporate vehicle for government contracting. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations, or liquidity.

Litigation

The Company is party to various legal actions, claims, government inquires, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or liquidity.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2007

14. Supplemental Quarterly Information (unaudited)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended December 31, 2007 and 2006 are presented below.

	For the quarter ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007 (1)	Mar. 31, 2007 (2)	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
	(in thousands)
Statement of Operations Data:
Revenue	$88,218	$85,208	$66,703	$64.291	$64,553	$59,895	$47,857	$46,035
Operating costs and expenses:
Cost of revenue	76,092	73,841	58,237	55,509	56,091	52,221	41,096	39,470
General and administrative expenses	4,675	4,063	3,078	3,580	3,333	3,325	2,939	3,255
Depreciation and amortization	461	465	356	370	391	422	406	410
Amortization of intangible assets	444	516	217	183	231	238	242	246

Total operating costs and expenses	81,672	78,885	61,888	59,642	60,046	56,206	44,683	43,381

Operating income	6,546	6,323	4,815	4,649	4,507	3,689	3,174	2,654
Interest income	87	103	212	142	233	259	208	117
Interest expense	(903)	(901)	(58)	(24)	(22)	(22)	(19)	(26)

Income before income taxes	5,730	5,525	4,969	4,767	4,718	3,926	3,363	2,745
Provision for income taxes	2,392	2,185	1,961	1,882	1,591	1,512	1,316	1,074

Net income	$3,338	$3,340	$3,008	$2,885	$3,127	$2,414	$2,047	$1,671

Earnings per share
Basic	$0.25	$0.25	$0.23	$0.22	$0.23	$0.18	$0.15	$0.13
Diluted	$0.25	$0.25	$0.22	$0.21	$0.23	$0.18	$0.15	$0.12

	For the quarter ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sept. 30, 2006	June 30, 2006	Mar. 31, 2006
	(As a Percentage of Revenue)
Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	86.3	86.7	87.3	86.3	86.9	87.2	85.9	85.7
General and administrative expenses	5.3	4.8	4.7	5.6	5.2	5.6	6.1	7.1
Depreciation and amortization	0.5	0.5	0.5	0.6	0.6	0.7	0.9	0.9
Amortization of intangible assets	0.5	0.6	0.3	0.3	0.4	0.3	0.5	0.5

Total operating costs and expenses	92.6	92.6	92.8	92.8	93.1	93.8	93.4	94.2

Operating income	7.4	7.4	7.2	7.2	6.9	6.2	6.6	5.8
Interest income	0.1	0.1	0.3	0.2	0.4	0.4	0.4	0.3
Interest expense	(1.0)	(1.0)	—	—	—	—	—	(0.1)

Income before income taxes	6.5	6.5	7.5	7.4	7.3	6.6	7.0	6.0
Provision for income taxes	2.7	2.6	3.0	2.9	2.5	2.6	2.7	2.4

Net income	3.8	3.9	4.5	4.5	4.8%	4.0%	4.3%	3.6%

(1)	Effective June 27, 2007, we acquired Karta Technologies, Inc. (Karta). Karta added $29 million in revenue to our 2007 financial results.
(2)	Effective January 31, 2007, we acquired Operational Technologies Services, Inc. (OTS). OTS added $9 million in revenue to our 2007 financial results.

SCHEDULE II—Valuation and Qualifying Accounts

	Year ended December 31,
	2007	2006	2005
	(in thousands)
Allowance for doubtful accounts:
Balance at beginning of period	$790	$685	$475
Charged to costs and expense	412	185	210
Deductions	(787)	(80)	—
Acquired in business combinations	170	—	—

Balance at end of period	$585	$790	$685