Form 10-Q
period 2008-03-31
NCI, Inc.
filed 2008-05-02
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

000-51579

NCI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3211574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11730 Plaza America Drive Reston, Virginia	20190-4764
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 707-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 23, 2008, there were 8,153,416 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	As of March 31, 2008	As of December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$75	$109
Accounts receivable, net	89,634	88,493
Deferred tax assets	1,938	1,890
Prepaid expenses and other current assets	1,562	1,244

Total current assets	93,209	91,736

Property and equipment, net	5,202	5,120
Other assets	1,000	930
Deferred tax assets, net	—	20
Intangible assets, net	9,429	5,448
Goodwill	86,545	75,492

Total assets	$195,385	$178,746

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,633	$30,803
Accrued salaries and benefits	13,375	12,572
Other accrued expenses/liabilities	6,195	6,641
Deferred revenue	2,684	2,215
Current portion of long-term debt	—	942

Total current liabilities	50,887	53,173

Long-term debt	57,000	42,000
Other liabilities	188	217
Deferred tax liabilities, net	306	—
Deferred rent	2,973	3,115

Total liabilities	111,354	98,505

Stockholders’ equity:

Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,153,416 shares issued and outstanding as of March 31, 2008 and December 31, 2007	155	155
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007	99	99
Additional paid-in capital	58,316	58,157
Retained earnings	25,461	21,830

Total stockholders’ equity	84,031	80,241

Total liabilities and stockholders’ equity	$195,385	$178,746

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended March 31,
	2008	2007
Revenue	$91,501	$64,291

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	79,344	55,509
General and administrative expense	4,746	3,580
Depreciation and amortization	481	370
Amortization of intangible assets	323	183

Total operating costs and expenses	84,894	59,642

Operating income	6,607	4,649
Interest income	54	142
Interest expense	(584)	(24)

Income before taxes	6,077	4,767
Income tax expense	2,446	1,882

Net income	$3,631	$2,885

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,353	13,328
Net income per share	$0.27	$0.22

Diluted:
Weighted average shares and equivalent shares outstanding	13,561	13,508
Net income per share	$0.27	$0.21

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$3,631	$2,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	804	553
Gain on sale of property and equipment	(11)	—
Non-cash stock compensation expense	159	42
Deferred income taxes	277	(51)
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable, net	(1,141)	190
Prepaid expenses and other assets	(387)	158
Accounts payable	(2,170)	(3,307)
Accrued expenses/other current liabilities	(92)	1,667
Deferred rent	420	(116)

Net cash provided by operating activities	1,490	2,021

Cash flows from investing activities
Purchase of property and equipment	(556)	(209)
Proceeds from sale of property and equipment	11	—
Cash paid for acquisition, net of cash acquired	(14,996)	(7,298)

Net cash used in investing activities	(15,541)	(7,507)

Cash flows from financing activities
Proceeds from line of credit, net	14,058	—
Principal payments under capital lease obligations	(41)	(61)

Net cash provided by (used in) financing activities	14,017	(61)

Net change in cash and cash equivalents	(34)	(5,547)
Cash and cash equivalents, beginning of year	109	13,930

Cash and cash equivalents, end of period	$75	$8,383

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$584	$24

Income taxes	$415	$58

Supplemental disclosure of non-cash activities:
Equipment acquired under capital leases	$—	$2

See accompanying notes

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary to a fair presentation of the results for such periods. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (SEC). The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

2. Business Overview

NCI is a provider of information technology (IT), engineering, and professional services and solutions to federal government agencies. Our offerings focus on designing, implementing, maintaining and upgrading secure IT systems and networks by leveraging our skills across eight core competencies: enterprise systems management; network engineering; information assurance; systems engineering and integration; program management, acquisition, and lifecycle support; engineering and logistics; medical transformation/health IT; and distance learning and training. The Company provides these services to defense, intelligence and federal civilian agencies. Substantially all of the Company’s revenue was derived from contracts with the federal government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the United States.

3. Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of earnings per share presented is for both Class A and Class B common stock.

Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method.

The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended March 31, 2008 and 2007, respectively.

	Three months ended March 31,
	2008	2007
	(in thousands, except per share data)
Net Income	$3,631	$2,885

Weighted average number of basic shares outstanding during the period	13,353	13,328
Dilutive effect of stock options after application of treasury stock method	208	180

Weighted average number of diluted shares outstanding during the period	13,561	13,508

Basic earnings per share	$0.27	$0.22

Diluted earnings per share	$0.27	$0.21

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Stock Compensation

The following table summarizes stock compensation for the three months ending March 31, 2008 and 2007:

	2008	2007
	(in thousands)
Cost of Revenue	$92	$27
General and Administrative	67	15

	$159	$42

As of March 31, 2008, there was approximately $2.5 million of total unrecognized compensation cost related to unvested stock compensation agreements accounted for under SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). This cost is expected to be fully amortized over the next five years, with approximately $587,000 during the remainder of 2008, and approximately $777,000 during 2009, $723,000 during 2010, $348,000 during 2011, and $37,000 during 2012. SFAS No. 123(R) requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options.

5. Credit Facility

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

As of March 31, 2008, the outstanding balance was approximately $57 million and interest accrued at a rate of LIBOR plus 100 basis points, or 4.119%. As of December 31, 2007, the outstanding balance was approximately $43 million. Also, as of March 31, 2008, NCI was in compliance with all its loan covenants.

6. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract. For the three months ended March 31, 2008 and 2007, the expense incurred under this agreement was approximately $52,000 and $0, respectively. As of March 31, 2008 and December 31, 2007 there was outstanding accounts payable of approximately $49,000 and $42,000, respectively.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors. The lease is for approximately 34,000 square feet at $14.00 per square foot with annual escalation and expires on June 30, 2012. The lease was negotiated and signed as of June 27, 2007. For the three months ended as of March 31, 2008 and 2007, NCI has paid approximately $205,000 and $0, respectively, for rent to Gur Parsaad Properties, Ltd. There were no amounts outstanding in accounts payable as of March 31, 2008 and December 31, 2007.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Related Party Transactions (continued)

During June, 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. (Karta). This Agreement included certain indemnifications from the selling shareholders. Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors, is one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of March 31, 2008 and December 31, 2007, the company had outstanding claims in the amount of approximately $144,000 and $0, respectively.

Management believes that all transactions with related parties have been conducted based on then current market conditions.

7. Acquisition of PEO Soldier Assets

Effective March 15, 2008, the Company completed the acquisition of certain assets from MTC Technologies, Inc. These assets are used to conduct business under the Program Executive Office Soldier, Project Manager Soldier Warrior, and Project Manager Soldier Equipment (PEO Soldier) contract. The Company paid approximately $15.0 million in cash at closing, incurred expected transaction costs of approximately $0.1 million, and assumed liabilities related to employee vacation balances of approximately $0.4 million. The acquired assets and liabilities were recorded at fair value under the purchase method of accounting. The acquired identified intangible assets had a fair market value of approximately $4.3 million. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of approximately $11.2 million.

8. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations (SFAS No. 141). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. Effective January 1, 2008, the Company adopted SFAS No. 157 and there was no material impact on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	our dependence on our contracts with federal government agencies, particularly within the U.S. Department of Defense, for substantially all of our revenue;

•

continued funding of our contracts by the U.S. Government, based on a change in spending patterns, or in the event of a priority need for funds, such as homeland security, the war on terrorism, or rebuilding Iraq;

•	risk of contract performance or termination;

•	failure to achieve contract awards in connection with recompetes for present business and/or competition for new business;

•	government contract procurement (such as bid protest, small business set asides, etc.) and termination risks;

•	competitive factors such as pricing pressures and competition to hire and retain employees (particularly those with security clearances);

•	failure to identify, execute, and effectively integrate acquisitions appropriate to the achievement of our strategic plans;

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

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC, and from time to time, in other filings with the SEC such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

OVERVIEW

We are a provider of information technology (IT), engineering, and professional services and solutions to U.S. Federal Government agencies. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our clients in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across eight core competencies:

•	enterprise systems management;

•	network engineering;

•	information assurance;

•	systems engineering and integration;

•	program management, acquisition, and lifecycle support;

•	engineering and logistics;

•	medical transformation/health IT; and

•	distance learning and training.

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

	Three months ended March 31,
	2008	2007
Department of Defense and intelligence agencies	79.8%	80.3%
Federal civilian agencies	18.3%	19.7%
Commercial and state & local entities	1.9%	—%

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

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2008	2007
Time-and-materials	39.9%	38.5%
Cost-plus	25.9%	27.6%
Fixed-price	34.2%	33.9%

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, where we are paid a fixed hourly rate by labor category, to the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus type contracts, there is limited financial risk, since we are reimbursed all of our allowable costs, and therefore, the profit margins tend to be lower on cost-plus type contracts. Under fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus contracts, fixed-price services contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our services work under fixed-price service contracts is fixed-price level-of-effort work, which has a lower risk than fixed-price completion contracts.

Operating Expenses

Cost of Revenue

Cost of revenue primarily includes direct costs incurred to provide our services and solutions to clients. The most significant portion of these costs is salaries and wages, plus associated fringe benefits including stock compensation, of our employees directly serving clients, in addition to the related management, facilities and infrastructure costs. Cost of revenue also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase and provide to the client as part of an integrated solution, and any other related direct costs, such as travel expenses. Since we earn higher profits on our own labor services, we expect the ratio of cost of revenue as a percent of revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for clients increase relative to our own labor services, we expect the ratio of cost of revenue as a percent of revenue to increase. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins. In addition, as we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted labor and the potential for more third-party hardware and software purchases. While these factors could lead to a higher ratio of cost of revenue as a percent of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

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

Interest Income and Expense

Interest income is related to earnings on short-term, highly liquid investments of our excess cash as well as interest paid on past due receivables. Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings on our credit facility and interest on capital leases.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Three months ended March 31,		As a percentage of revenue Three months ended March 31,
	2008	2007	2008	2007
	(unaudited)
Revenue	$91,501	$64,291	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	79,344	55,509	86.7	86.3
General and administrative expenses	4,746	3,580	5.2	5.6
Depreciation and amortization	481	370	0.5	0.6
Amortization of intangible assets	323	183	0.4	0.3

Total operating costs and expenses	84,894	59,642	92.8	92.8

Operating income	6,607	4,649	7.2	7.2
Interest income	54	142	—	0.2
Interest expense	(584)	(24)	(0.6)	—

Income before taxes	6,077	4,767	6.6	7.4
Provision for income taxes	2,446	1,882	2.6	2.9

Net income	$3,631	$2,885	4.0%	4.5%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue

For the three months ended March 31, 2008, total revenue increased by 42.3% or $27.2 million, over the same period a year ago. Approximately $18.4 million of the increase was due to the acquisitions of Karta during June 2007 and the PEO Soldier contract during March 2008. Additionally, we added new task orders under our GWAC vehicles, primarily NETCENTS and ITES-2S, and had growth on a number of existing programs, including the implementation of the Microsoft Exchange 2007 Messaging Solution for the Air National Guard. These increases were slightly offset by revenue reductions due to tasks that ended and lower product related sales under our NETCENTS contract.

Cost of revenue

Cost of revenue increased 42.9%, or $23.8 million, for the three months ended March 31, 2008, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, subcontractor costs, and other direct costs related to the increase in revenue. As a percentage of revenue, cost of revenue was 86.7% and 86.3% for the quarters ended March 31, 2008 and 2007, respectively. The 0.4% increase in cost of revenue as a percentage of revenue for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007 resulted primarily from a slight increase in subcontractor and other direct costs, including the hardware and software purchases, as a percentage of cost of revenue.

General and Administrative Expenses

General and administrative expense increased 32.6%, or $1.2 million, for the three months ended March 31, 2008, as compared to the same period a year ago. The increase is due mainly to increased business development and bid and proposal costs, as well as increases in corporate support staff related to growth and from acquisitions. As a percentage of revenue, general and administrative expenses decreased to 5.2% from 5.6% for the quarters ended March 31, 2008 and 2007, respectively, as we leveraged our corporate infrastructure expenses over a larger revenue base.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.5 million and $0.4 million for the quarters ended March 31, 2008 and 2007, respectively. The slight increase is due to increased tangible assets from our acquisitions.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.3 and $0.2 million for the quarters ended March 31, 2008 and 2007, respectively. The increase is due to the amortization of intangible assets from our acquisitions during 2007.

Operating income

For the three months ended March 31, 2008, operating income was $6.6 million, or 7.2% of revenue, compared to $4.6 million, or 7.2% of revenue, for the three months ended March 31, 2007. Operating income was higher for the three months ended March 31, 2008 due to the higher revenue volume as compared to the same period in the prior year.

Interest Income/Expense

Net interest expense was $0.5 million as compared to net interest income of $0.1 million for the quarters ended March 31, 2008 and 2007, respectively. The change from net interest income to net interest expense is due to our acquisitions during 2008 and 2007, which required us to borrow against our credit facility.

Income Taxes

The increase in income taxes of $0.6 million is the result of the increase in operating income and a 0.8% rate increase. The effective income tax rate for the quarter ended March 31, 2008 is approximately 40.2% as compared to an effective income tax rate of 39.5% for the quarter ended March 31, 2007.

Contract Backlog

At March 31, 2008 and December 31, 2007, our estimated backlog was $1.0 billion and $756 million, respectively, of which $205 million and $189 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investing in capital expenditures, and making strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. We expect the combination of our current cash and cash equivalent balances, cash flow from operations, and the available borrowing capacity on our credit facility to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to raise additional external capital or increase our borrowings.

During the first quarter of 2008, we used approximately $15.0 million for the acquisition of the PEO Soldier contract assets from MTC Technologies, Inc. Generally, our most significant use of working capital is for accounts receivables. During the first quarter of 2008, the balance of accounts receivable increased by $1.1 million to $89.6 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) stood at 89 days as of March 31, 2008. This compares to a DSO of 92 days as of December 31, 2007. We are continuing to work with our customers and improve our internal processes to reduce our DSO.

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures, and for general corporate uses. As of March 31, 2008, there was $57 million outstanding under the credit facility.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement (the Agreement) consists of a revolving credit facility with an original principal amount of up to $90 million, which includes a swingline facility with an original principal amount of up to $5 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The credit facility expires on March 14, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during 2008. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Agreement. For the quarter ended March 31, 2008, a 1% change in interest rates would have changed our interest expense and cash flow by approximately $0.1 million for the three months ended March 31, 2008.

Additionally, we are subject to credit risks associated with our cash, cash equivalents, and accounts receivable. We believe that the concentration of credit risks with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy that requires we invest excess cash in high quality investments which preserve principal, provide liquidity, and minimize investment risk. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the federal government or prime contractors working for the federal government.

Item 4.	Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation as of March 31, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or liquidity.

Item 1A.	Risk Factors

There have been no significant changes from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

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

NCI, Inc.
Registrant

Date: May 2, 2008	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 2, 2008	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)