Form 10-Q
period 2008-06-30
NCI, Inc.
filed 2008-08-01
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 29, 2008, there were 8,157,416 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except per share data)

	As of June 30, 2008	As of December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,061	$109
Accounts receivable, net	93,480	88,493
Deferred tax assets	2,024	1,890
Prepaid expenses and other current assets	3,067	1,244

Total current assets	99,632	91,736

Property and equipment, net	5,003	5,120
Other assets	907	930
Deferred tax assets, net	—	20
Intangible assets, net	8,946	5,448
Goodwill	87,740	75,492

Total assets	$202,228	$178,746

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,377	$30,803
Accrued salaries and benefits	14,307	12,572
Other accrued expenses/liabilities	6,448	6,641
Deferred revenue	3,140	2,215
Current portion of long-term debt	—	942

Total current liabilities	53,272	53,173

Long-term debt	57,000	42,000
Other liabilities	157	217
Deferred tax liabilities, net	666	—
Deferred rent	2,838	3,115

Total liabilities	113,933	98,505

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,153,416 shares issued and outstanding as of June 30, 2008 and December 31, 2007	155	155
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007	99	99
Additional paid-in capital	58,514	58,157
Retained earnings	29,527	21,830

Total stockholders’ equity	88,295	80,241

Total liabilities and stockholders’ equity	$202,228	$178,746

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$96,337	$66,703	$187,838	$130,994

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	82,571	58,237	161,915	113,746
General and administrative expense	5,461	3,078	10,207	6,658
Depreciation and amortization	489	356	970	726
Amortization of intangible assets	483	217	806	400

Total operating costs and expenses	89,004	61,888	173,898	121,530

Operating income	7,333	4,815	13,940	9,464
Interest income	20	212	74	354
Interest expense	(603)	(58)	(1,186)	(82)

Income before income taxes	6,750	4,969	12,828	9,736
Income tax expense	2,684	1,961	5,131	3,843

Net income	$4,066	$3,008	$7,697	$5,893

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,353	13,328	13,353	13,328

Net income per share	$0.30	$0.23	$0.58	$0.44

Diluted:

Weighted average shares and equivalent shares outstanding	13,616	13,524	13,588	13,516

Net income per share	$0.30	$0.22	$0.57	$0.44

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$7,697	$5,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,776	1,126
Gain on sale and disposal of property and equipment	(11)	—
Non-cash stock compensation expense	356	154
Deferred income taxes	552	(77)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,987)	7,776
Prepaid expenses and other assets	(1,798)	915
Accounts payable	(1,426)	(3,774)
Accrued expenses/other current liabilities	2,105	1,682
Deferred rent	(262)	(232)

Net cash provided by operating activities	4,002	13,463

Cash flows from investing activities
Purchase of property and equipment	(847)	(443)
Proceeds from sale of property and equipment	11	—
Cash paid for acquisitions, net of cash received	(16,191)	(73,146)

Net cash used in investing activities	(17,027)	(73,589)

Cash flows from financing activities
Proceeds from line of credit, net	14,058	55,000
Principal payments under capital lease obligations	(81)	(124)

Net cash provided by financing activities	13,977	54,876

Net change in cash and cash equivalents	952	(5,250)
Cash and cash equivalents, beginning of year	109	13,930

Cash and cash equivalents, end of period	$1,061	$8,680

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,186	$82

Income taxes	$5,186	$3,645

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

2. Business Overview

NCI is a provider of information technology (IT), engineering, and professional services and solutions to federal government agencies. Our offerings focus on designing, implementing, maintaining and upgrading secure IT systems and networks by leveraging our skills across eight core competencies: enterprise systems management; network engineering; information assurance; systems engineering and integration; program management, acquisition, and lifecycle support; engineering and logistics; medical transformation/health IT; and distance learning and training. The Company provides these services to defense, intelligence, and federal civilian agencies. The majority of the Company’s revenue was derived from contracts with the federal government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the United States.

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

The following details the historical computation of basic and diluted earnings per common share (Class A and Class B).

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Net Income	$4,066	$3,008	$7,697	$5,893

Weighted average number of basic shares outstanding during the period	13,353	13,328	13,353	13,328
Dilutive effect of stock options after application of treasury stock method	263	196	235	188

Weighted average number of diluted shares outstanding during the period	13,616	13,524	13,588	13,516

Basic earnings per share	$0.30	$0.23	$0.58	$0.44

Diluted earnings per share	$0.30	$0.22	$0.57	$0.44

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Stock Compensation

The following table summarizes stock compensation for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(in thousands)
Cost of Revenue	$114	$55	$206	$82
General and Administrative	83	57	150	72

	$197	$112	$356	$154

As of June 30, 2008, there was approximately $2.3 million of total unrecognized compensation cost related to unvested stock compensation agreements accounted for under SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). This cost is expected to be fully amortized over the next five years, with approximately $396,000, $786,000, $732,000, $357,000, and $40,000 during the remainder of 2008, 2009, 2010, 2011, and 2012, respectively. SFAS No. 123(R) requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options.

5. Acquisitions

PEO Soldier Assets

Effective March 15, 2008, the Company completed the acquisition of certain assets from MTC Technologies, Inc. These assets are used to conduct business under the Program Executive Office Soldier, Project Manager Soldier Warrior, and Project Manager Soldier Equipment (PEO Soldier) contract. The Company paid approximately $15.0 million in cash at closing, incurred transaction costs of approximately $0.1 million, and assumed liabilities related to employee vacation balances of approximately $0.4 million. The acquired assets and liabilities were recorded at fair value under the purchase method of accounting. The acquired identified intangible assets had a fair market value of approximately $4.3 million. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of $11.2 million.

Operational Technologies Services, Inc.

Effective January 31, 2007, the Company completed the acquisition of Operational Technologies Services, Inc. (OTS). The definitive agreement for the acquisition of OTS provided for various contingent consideration. As of June 30, 2008, NCI has accrued approximately $0.7 million as additional consideration for OTS. This amount will be paid during the third quarter of 2008. Pursuant to the provisions of SFAS No. 141, Business Combinations, the payment has been treated as additional cost of the acquisition and added to goodwill.

6. Loan and Security Agreement

The borrowing capacity under the credit facility consists of a revolving line of credit with a principal amount of up to $90.0 million, which includes a swingline facility with an original principal amount of up to $5.0 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The credit facility expires on March 14, 2011.

The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion.

The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a ratio of funded debt to earnings; and limit capital expenditures below certain thresholds.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Loan and Security Agreement (continued)

As of June 30, 2008, the outstanding balance was $57.0 million and interest accrued at a rate of LIBOR plus 100 basis points, or 3.459%. As of December 31, 2007, the outstanding balance was approximately $43.0 million. As of June 30, 2008, NCI was in compliance with all its loan covenants.

7. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract. For the three months ended June 30, 2008 and 2007, the expense incurred under this agreement was approximately $252,000 and $0, respectively. For the six months ended June 30, 2008 and 2007, the expense incurred under this agreement was approximately $304,000 and $0, respectively. As of June 30, 2008 and December 31, 2007 there was outstanding accounts payable of approximately $101,000 and $42,000, respectively.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors. The lease is for approximately 34,000 square feet at $14.00 per square foot with annual escalation and shared common area operation expenses. The lease expires on June 30, 2012. The lease was negotiated and signed as of June 27, 2007. For the three months ended June 30, 2008 and 2007, NCI has paid approximately $220,000 and $0, respectively, for rent to Gur Parsaad Properties, Ltd. For the six months ended June 30, 2008 and 2007, NCI has paid approximately $424,000 and $0, respectively, for rent to Gur Parsaad Properties, Ltd. There were no amounts outstanding in accounts payable as of June 30, 2008 and December 31, 2007.

During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. (Karta). This Agreement included certain indemnifications from the selling shareholders. Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors, is one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of June 30, 2008 and December 31, 2007, the Company had outstanding claims in the amount of approximately $49,000 and $0, respectively.

Management believes that all transactions with related parties have been conducted based on then current market conditions.

8. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company does not have any material uncertain tax positions. It is the Company’s accounting policy to record any interest or penalties incurred in connection with income taxes as interest expense or general and administrative expenses, respectively, for financial reporting purposes. There are no amounts accrued for interest or penalties.

The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2004.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. New Accounting Pronouncements

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

Overview

We are a provider of information technology (IT), engineering, and professional engineering services and solutions to U.S. Federal Government agencies. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our clients in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across eight core competencies:

•	enterprise systems management;

•	network engineering;

•	information assurance;

•	systems engineering and integration;

•	program management, acquisition, and lifecycle support;

•	engineering and logistics;

•	medical transformation/health IT; and

•	distance learning and training.

We generate the vast majority of our revenue from federal government contracts. We report operating results and financial data as one operating segment. Revenue from our contracts and task orders is generally linked to trends in federal government spending by defense, intelligence, and federal civilian agencies. The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Department of Defense and intelligence agencies	79.2%	81.6%	79.5%	80.9%
Federal civilian agencies	16.9%	18.4%	17.6%	19.1%
Commercial and state & local entities	3.9%	—%	2.9%	—%

Revenue

The majority of our revenue is derived from services and solutions provided to the federal government, primarily by our employees and, to a lesser extent, our subcontractors. In some cases, our revenue includes third-party hardware and software that we purchase on behalf of our clients. The level of hardware and software purchases we make for clients may vary from period to period depending on specific contract and client requirements.

Contract Types

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and federal government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Time-and-materials	46.8%	41.4%	43.4%	40.0%
Cost-plus	23.2%	31.8%	24.5%	29.7%
Fixed-price	30.0%	26.8%	32.1%	30.3%

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

Under cost-plus type contracts, there is limited financial risk, since we are reimbursed all of our allowable costs, and therefore, the profit margins tend to be lower on cost-plus type contracts. Under fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus contracts, fixed-price services contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our services work under fixed-price service contracts is fixed-price level-of-effort work, which has a lower risk than fixed-price completion contracts. The fixed-price completion contracts we do perform tend to be for a period of one year or less. Our cost-plus contracts have decreased as a percentage of revenue primarily because the acquisitions we have completed tended to have a higher mix of time-and-materials and fixed-price contracts, as well as many of our new tasks orders under our GWACs have been time-and-materials or fixed-price.

Operating Expenses

Cost of Revenue

Cost of revenue primarily includes direct costs incurred to provide our services and solutions to clients. The most significant portion of these costs is salaries and wages, plus associated fringe benefits including stock compensation, of our employees directly serving clients, in addition to the related management, facilities, and infrastructure costs. Cost of revenue also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase and provide to the client as part of an integrated solution, and any other related direct costs, such as travel expenses. Since we earn higher profits on our own labor services, we expect the ratio of cost of revenue as a percent of revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for clients increase relative to our own labor services, we expect the ratio of cost of revenue as a percent of revenue to increase. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins. In addition, as we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities resulting in more subcontracted labor and the potential for more third-party hardware and software purchases. While these factors could lead to a higher ratio of cost of revenue as a percent of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Three months ended June 30,		As a percentage of revenue Three months ended June 30,
	2008	2007	2008	2007
	(unaudited)
Revenue	$96,337	$66,703	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	82,571	58,237	85.7	87.3
General and administrative expenses	5,461	3,078	5.7	4.7
Depreciation and amortization	489	356	0.5	0.5
Amortization of intangible assets	483	217	0.5	0.3

Total operating costs and expenses	89,004	61,888	92.4	92.8

Operating income	7,333	4,815	7.6	7.2
Interest income	20	212	—	0.3
Interest expense	(603)	(58)	(0.6)	—

Income before taxes	6,750	4,969	7.0	7.5
Provision for income taxes	2,684	1,961	2.8	3.0

Net income	$4,066	$3,008	4.2%	4.5%

Revenue

For the three months ended June 30, 2008, total revenue increased by 44.4% or $29.6 million, over the same period a year ago. Approximately $25.7 million of the increase is the result of our acquisitions of Karta Technologies, Inc. (Karta) during June 2007 and the PEO Soldier contract assets during March 2008. Additionally, we had a number of new task awards under our GWAC contract vehicles, primarily ITES-2S and NETCENTS, as well as growth on a number of existing programs. This growth was partially offset by revenue reductions from programs that have been completed as well as timing of product related deliveries on some projects.

Cost of revenue

Cost of revenue increased 41.8%, or $24.3 million, for the three months ended June 30, 2008, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, subcontractor costs, and other direct costs such as travel, driven by the increase in revenue. These increases were partially offset by a decrease in hardware and product related expenses. As a percentage of revenue, cost of revenue was 85.7% and 87.3% for the quarters ended June 30, 2008 and 2007, respectively. The 1.6% decrease in cost of revenue as a percentage of revenue for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007 resulted primarily from the increase in direct labor, which typically carries our highest margin, and the decrease in hardware and product related expenses, which typically carry our lowest margins.

General and Administrative Expenses

General and administrative expense increased 77.4%, or $2.4 million, for the three months ended June 30, 2008, as compared to the same period a year ago. As a percentage of revenue, general and administrative expenses increased to 5.7% from 4.7% for the quarters ended June 30, 2008 and 2007, respectively. The increase was due to significantly higher bid and proposal costs incurred during the quarter ended June 30, 2008, which was up approximately $770,000 as compared to the same quarter of 2007 due to much higher proposal activity. Additionally, our corporate infrastructure costs have increased as a result of our acquisitions, as well as investments we have made in our business development functions.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.5 million and $0.4 million for the quarters ended June 30, 2008 and 2007, respectively. The increase in depreciation and amortization is due primarily to the additional assets from our acquisitions.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.5 million for the quarter ended June 30, 2008 as compared to $0.2 million for the period ended June 30, 2007. The increase is due to the amortization of the intangible assets associated with our acquisitions of Karta and the PEO Soldier assets, offset by declining amortization associated with our acquisition of Scientific and Engineering Solutions, Inc..

Operating income

For the three months ended June 30, 2008, operating income was $7.3 million, or 7.6% of revenue, compared to $4.8 million, or 7.2% of revenue, for the three months ended June 30, 2007. Operating income was higher for the three months ended June 30, 2008 due to the higher revenue volume as compared to the same period in the prior year. We also received approximately $600,000 more in award fees during the quarter ended June 30, 2008 compared to the same quarter in the prior year. Operating income, as a percent of revenue, was higher for the three months ended June 30, 2008 compared to the same period in the prior year due to lower costs of revenue as a percentage of revenue for the quarter because of the higher labor content and lower hardware and product related expenses. This was offset by the higher general and administrative expenses, due primarily to higher bid and proposal and business development expenses.

Interest Income/Expense

Net interest expense was approximately $0.6 million for the quarter ended June 30, 2008 as compared to net interest income of $0.2 million for the corresponding quarter during 2007. The increase is due to the use of cash and debt for our acquisitions.

Income Taxes

The increase in income taxes of $0.7 million is the result of the increase in operating income and a 0.3% rate increase. The effective income tax rate for the quarter ended June 30, 2008 is approximately 39.8% as compared to an effective income tax rate of 39.5% for the quarter ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Six months ended June 30,		As a percentage of revenue Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)
Revenue	$187,838	$130,994	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	161,915	113,746	86.2	86.8
General and administrative expenses	10,207	6,658	5.4	5.1
Depreciation and amortization	970	726	0.5	0.6
Amortization of intangible assets	806	400	0.5	0.3

Total operating costs and expenses	173,898	121,530	92.6	92.8

Operating income	13,940	9,464	7.4	7.2
Interest income	74	354	—	0.3
Interest expense	(1,186)	(82)	(0.6)	(0.1)

Income before taxes	12,828	9,736	6.8	7.4
Provision for income taxes	5,131	3,843	2.7	2.9

Net income	$7,697	$5,893	4.1%	4.5%

Revenue

For the six months ended June 30, 2008, total revenue increased by 43.4% or $56.8 million, over the same period a year ago. Approximately $44.4 million of the increase is the result of our acquisitions of Karta Technologies during June 2007 and the PEO Soldier contract assets during March 2008. Additionally, we had a number of new task awards under our GWAC contract vehicles, primarily ITES-2S and NETCENTS, as well as growth on a number of existing programs, including the implementation of the Microsoft Exchange 2007 Messaging solution for the Air National Guard. This growth was partially offset by revenue reductions from programs that have ended and significantly lower NETCENTS products sales.

Cost of revenue

Cost of revenue increased 42.3%, or $48.2 million for the six months ended June 30, 2008, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, higher subcontractor costs, and other direct costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 86.2% and 86.8% for the six months ended June 30, 2008 and 2007, respectively. The 0.4% decrease in cost of revenue as a percentage of revenue for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is due to the higher proportional increase in direct labor, which typically carries our highest margins.

General and Administrative Expenses

General and administrative expense increased 53.3%, or $3.5 million for the six months ended June 30, 2008, as compared to the same period a year ago. As a percentage of revenue, general and administrative expenses increased to 5.4% from 5.1% for the six months ended June 30, 2008 and 2007, respectively. The increase is due primarily to higher bid and proposal costs, which were approximately $1.1 million higher for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, increased infrastructure expenses associated with our acquisitions, and investments in our corporate business development resources.

Depreciation and Amortization

Depreciation and amortization expense was approximately $1.0 million and $0.7 million for the six months ended June 30, 2008 and 2007, respectively. The increase in depreciation and amortization is due primarily to the additional assets from our acquisitions.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.8 million for the six months ended June 30, 2008 and $0.4 million for the same period during 2007. The increase is due primarily to the intangible assets associated with our acquisitions.

Operating income

For the six months ended June 30, 2008 operating income was $13.9 million, or 7.4% of revenue, compared to $9.5 million, or 7.2% of revenue, for the six months ended June 30, 2007. Operating income was higher for the six months ended June 30, 2008 due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was higher for the six months ended June 30, 2008 compared to the same period in the prior year due to the lower percentage of cost of revenue as a percentage of revenue due to the increase in direct labor revenue. That increase was slightly offset due to the higher percentage of general and administrative expenses as a percent of revenue, primarily due to higher bid and proposal and business development expenses.

Interest Income/Expense

Net interest expense was approximately $1.1 million for the six months ended June 30, 2008 as compared to net interest income of $0.3 million for the same period during 2007. The increase is due to the use of cash and debt for our acquisitions.

Income Taxes

The increase in income taxes of $1.3 million is the result of the increase in operating income and a 0.5% rate increase. The effective income tax rate for the six months ended June 30, 2008 is approximately 40.0% as compared to an effective income tax rate of 39.5% for the six months ended June 30, 2007.

Contract Backlog

At June 30, 2008 and December 31, 2007, our estimated backlog was $994 million and $756 million, respectively, of which $156 million and $189 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the fiscal ended December 31, 2007 filed with the SEC.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investing in capital expenditures, and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. We expect the combination of our current cash, cash flow from operations, and the available borrowing capacity on our credit facility to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to obtain additional debt or issue equity.

During the first quarter of 2008, we borrowed approximately $15.0 million from our credit facility for the acquisition of the PEO Soldier contract assets from MTC Technologies, Inc. Generally, our most significant use of working capital is for accounts receivables. During the second quarter of 2008, the balance of accounts receivable increased by $3.8 million to $93.5 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) stood at 88 days as of June 30, 2008. This compares to a DSO of 92 days as of December 31, 2007. We are continuing to work with our customers and improve our internal processes to reduce our DSO.

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of June 30, 2008, there was $57.0 million outstanding under the credit facility.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement (as amended, the Credit Agreement) consists of a revolving credit facility with an original principal amount of up to $90.0 million, which includes a swingline facility with an original principal amount of up to $5.0 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. Interest is accruing at LIBOR plus 100 basis points or 3.459% as of June 30, 2008. The credit facility expires on March 14, 2011.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Agreement. A 1% change in interest rates would have changed our interest expense and cash flow by approximately $148,000 for the quarter ended June 30, 2008 and approximately $262,000 for the six months ended June 30, 2008.

Additionally, we are subject to credit risks associated with our cash, cash equivalents, and accounts receivable. We believe that the concentration of credit risks with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy requires that we invest excess cash in high quality investments which preserve principal, provide liquidity, and minimize investment risk. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the federal government or prime contractors working for the federal government.

Item 4.	Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation as of June 30, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 11, 2008 (the “Annual Meeting”). The following proposals were voted upon at the Annual Meeting:

Proposal 1:	The election of nine directors to serve a one year term or until their respective successors have been duly elected and qualified.

Proposal 2:	To ratify the appointment of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the current fiscal year.

A summary of the voting for proposals voted upon at the Annual Meeting is as follows:

Proposal	For	Against or Withheld
Proposal 1 Election of Directors
Charles K. Narang	59,481,399	25,378
Terry W. Glasgow	59,492,625	14,152
James P. Allen	59,367,725	139,052
John E. Lawler	59,493,625	13,152
Paul V. Lombardi	59,491,519	15,258
J. Patrick McMahon	59,492,525	14,252
Gurvinder P. Singh	59,467,725	39,052
Stephen L. Waechter	59,492,725	14,052
Daniel R. Young	59,492,625	14,152

Proposal 2 Retain Ernst & Young, LLP as NCI’s Independent Registered Public Accounting Firm	59,484,848	17,340

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

10.1	Third Amendment to Loan and Security Agreement, dated March 20, 2008 among NCI, as the Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to such Second Amendment to Loan and Security Agreement.

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Section 906 Certification of the Chief Executive Officer

32.2	Section 906 Certification of the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: August 1, 2008	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 1, 2008	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Senior Vice President Chief Financial Officer (Principal Financial and Accounting Officer)