Form 10-Q
period 2008-09-30
NCI, Inc.
filed 2008-11-07
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 30, 2008 there were 8,166,238 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	As of September 30, 2008	As of December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,590	$109
Accounts receivable, net	83,024	88,493
Deferred tax assets	2,124	1,890
Prepaid expenses and other current assets	1,702	1,244

Total current assets	88,440	91,736

Property and equipment, net	4,865	5,120
Other assets	998	930
Deferred tax assets, net	—	20
Intangible assets, net	8,464	5,448
Goodwill	87,740	75,492

Total assets	$190,507	$178,746

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,659	$30,803
Accrued salaries and benefits	15,901	12,572
Other accrued expenses/liabilities	5,701	6,641
Deferred revenue	3,554	2,215
Current portion of long-term debt	—	942

Total current liabilities	56,815	53,173

Long-term debt	36,500	42,000
Deferred tax liabilities, net	1,300	—
Other liabilities	125	217
Deferred rent	2,672	3,115

Total liabilities	97,412	98,505

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,165,238 shares issued and outstanding as of September 30, 2008 and 8,153,416 shares issued and outstanding as of December 31, 2007	155	155
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007	99	99
Additional paid-in capital	58,917	58,157
Retained earnings	33,924	21,830

Total stockholders’ equity	93,095	80,241

Total liabilities and stockholders’ equity	$190,507	$178,746

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$101,141	$85,208	$288,979	$216,203

Operating costs and expenses:
Cost of revenue (exclusive of depreciation and amortization, shown separately below)	87,632	73,841	249,547	187,587
General and administrative expense	4,810	4,063	15,016	10,722
Depreciation and amortization	455	465	1,425	1,191
Amortization of intangible assets	483	516	1,289	916

Total operating costs and expenses	93,380	78,885	267,277	200,416

Operating income	7,761	6,323	21,702	15,787
Interest income	24	103	97	458
Interest expense	(498)	(901)	(1,685)	(984)

Income before income taxes	7,287	5,525	20,114	15,261
Income tax expense	2,890	2,185	8,020	6,028

Net income	$4,397	$3,340	$12,094	$9,233

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,361	13,331	13,356	13,329

Net income per share	$0.33	$0.25	$0.91	$0.69

Diluted:

Weighted average shares and equivalent shares outstanding	13,672	13,547	13,616	13,526

Net income per share	$0.32	$0.25	$0.89	$0.68

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities
Net income	$12,094	$9,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,714	2,107
Gain on sale and disposal of property and equipment	(11)	(4)
Non-cash stock compensation expense	581	281
Deferred income taxes	1,085	(341)
Changes in operating assets and liabilities:
Accounts receivable, net	5,469	(2,441)
Prepaid expenses and other assets	(525)	424
Accounts payable	856	(1,638)
Accrued expenses/other current liabilities	3,353	2,386
Deferred rent	(407)	(352)

Net cash provided by operating activities	25,209	9,655

Cash flows from investing activities
Purchase of property and equipment	(1,164)	(684)
Proceeds from sale of property and equipment	11	4
Cash paid for acquisitions, net of cash received	(16,190)	(73,500)

Net cash used in investing activities	(17,343)	(74,180)

Cash flows from financing activities
(Payments on) proceeds from line of credit, net	(6,442)	50,500
Principal payments under capital lease obligations	(120)	(173)
Proceeds from exercise of stock options	133	202
Excess tax deductions from stock options	44	81

Net cash (used in) provided by financing activities	(6,385)	50,610

Net change in cash and cash equivalents	1,481	(13,915)
Cash and cash equivalents, beginning of year	109	13,930

Cash and cash equivalents, end of period	$1,590	$15

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,685	$984

Income taxes	$7,012	$6,607

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

The following details the historical computation of basic and diluted earnings per common share (Class A and Class B).

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)
Net Income	$4,397	$3,340	$12,094	$9,233

Weighted average number of basic shares outstanding during the period	13,361	13,331	13,356	13,329
Dilutive effect of stock options after application of treasury stock method	311	216	260	197

Weighted average number of diluted shares outstanding during the period	13,672	13,547	13,616	13,526

Basic earnings per share	$0.33	$0.25	$0.91	$0.69

Diluted earnings per share	$0.32	$0.25	$0.89	$0.68

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Stock Compensation

During 2008, the Company granted approximately 183,000 options and had exercises of approximately 12,000 options. As of September 30, 2008, there were approximately 993,000 options outstanding.

The following table summarizes stock compensation for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(in thousands)
Cost of Revenue	$94	$51	$300	$133
General and Administrative	131	76	281	148

	$225	$127	$581	$281

As of September 30, 2008, there was approximately $2.7 million of total unrecognized compensation cost related to unvested stock compensation agreements accounted for under SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). This cost is expected to be fully amortized over the next five years, with approximately $239,000, $950,000, $896,000, $484,000, and $84,000 during the remainder of 2008, 2009, 2010, 2011, and 2012, respectively. SFAS No. 123(R) requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options.

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

Operational Technologies Services, Inc.

Effective January 31, 2007, the Company completed the acquisition of Operational Technologies Services, Inc. (OTS). The definitive agreement for the acquisition of OTS provided for various contingent consideration. During the third quarter of 2008, NCI paid approximately $0.7 million as additional consideration for OTS. Pursuant to the provisions of SFAS No. 141, Business Combinations, the payment has been treated as additional cost of the acquisition and added to goodwill.

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

As of September 30, 2008, the outstanding balance was approximately $36.5 million and interest accrued at a rate of LIBOR plus 100 basis points, or 3.486%. As of December 31, 2007, the outstanding balance was approximately $43.0 million. As of September 30, 2008, NCI was in compliance with all its loan covenants.

7. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended September 30, 2008 and 2007, the expense incurred under this agreement was approximately $151,000 and $0, respectively. For the nine months ended September 30, 2008 and 2007, the expense incurred under this agreement was approximately $455,000 and $0, respectively. As of September 30, 2008 and December 31, 2007 there was outstanding accounts payable of approximately $99,000 and $42,000, respectively.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors. For the three months ended September 30, 2008 and 2007, NCI has paid approximately $231,000 and $118,000, respectively, for rent to Gur Parsaad Properties, Ltd. For the nine months ended September 30, 2008 and 2007, NCI has paid approximately $655,000 and $118,000, respectively, for rent to Gur Parsaad Properties, Ltd. There were no amounts outstanding in accounts payable as of September 30, 2008 and December 31, 2007.

During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. (Karta). This Agreement included certain indemnifications from the selling shareholders. Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors, is one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of September 30, 2008 and December 31, 2007, the Company had outstanding claims in the amount of approximately $53,000 and $0, respectively.

Management believes that all transactions with related parties have been conducted based on then current market conditions.

8. Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FIN No. 48. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company does not have any material uncertain tax positions. There have been no changes to the Company’s accounting policy to record any interest or penalties incurred in connection with income taxes as interest expense or general and administrative expenses, respectively, for financial reporting purposes. There are no amounts accrued for interest or penalties.

The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2005.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations (SFAS No. 141). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Early adoption is not permitted. This standard will become effective for the Company January 1, 2009.

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

•

current economic market conditions, specifically the credit and liquidity crisis, (i) has caused the interest rate on our outstanding debt to fluctuate and could increase significantly in the future; (ii) could cause our non-government business partners, prime or subcontractors, to default on contracts which may impact our ability to perform; and (iii) could impact the cost of future acquisitions significantly above our current cost of debt;

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Department of Defense and intelligence agencies	79.6%	82.2%	79.5%	81.4%
Federal civilian agencies	16.8%	17.3%	17.3%	18.4%
Commercial and state & local entities	3.6%	0.5%	3.2%	0.2%

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

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Time-and-materials	44.1%	36.4%	43.7%	38.5%
Cost-plus	20.0%	28.3%	22.9%	29.2%
Fixed-price	35.9%	35.3%	33.4%	32.3%

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Three months ended September 30,		As a Percentage of Revenue
			Three months ended September 30,
	2008	2007	2008	2007
	(unaudited)
Revenue	$101,141	$85,208	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	87,632	73,841	86.6	86.7
General and administrative expenses	4,810	4,063	4.8	4.8
Depreciation and amortization	455	465	0.4	0.5
Amortization of intangible assets	483	516	0.5	0.6

Total operating costs and expenses	93,380	78,885	92.3	92.6

Operating income	7,761	6,323	7.7	7.4
Interest income	24	103	—	0.1
Interest expense	(498)	(901)	(0.5)	(1.0)

Income before taxes	7,287	5,525	7.2	6.5
Provision for income taxes	2,890	2,185	2.9	2.6

Net income	$4,397	$3,340	4.3%	3.9%

Revenue

For the three months ended September 30, 2008, total revenue increased by 18.7%, or $15.9 million, over the same period a year ago. This increase was due to new contact awards under our numerous GWAC contract vehicles, as well as growth on existing programs. Revenue from acquisitions added $9.7 million in the three months ended September 30, 2008. These increases were offset by revenue reductions due to tasks that have been completed.

Cost of revenue

Cost of revenue increased 18.7%, or $13.8 million, for the three months ended September 30, 2008, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, and increases in subcontractor costs, hardware and software purchase for our clients, and other direct costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 86.6% and 86.7% for the quarters ended September 30, 2008 and 2007, respectively.

General and Administrative Expenses

General and administrative expense increased 18.4%, or $0.7 million, for the three months ended September 30, 2008, as compared to the same period a year ago. The increase was due primarily to higher bid and proposal costs, which were approximately $0.4 million more in third quarter 2008 compared to the same period in 2007, and related business developments and capture costs in the quarter. As a percentage of revenue, general and administrative expenses remained at 4.8% for the quarters ended September 30, 2008 and 2007.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.5 million for the quarters ended September 30, 2008 and 2007.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.5 million for the quarters ended September 30, 2008 and 2007.

Operating income

For the three months ended September 30, 2008, operating income was $7.8 million, or 7.7% of revenue, compared to $6.3 million, or 7.4% of revenue, for the three months ended September 30, 2007. Operating income was higher for the three months ended September 30, 2008 due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was higher for the three months ended September 30, 2008 compared to the same period in the prior year due to a higher percentage of revenue derived from direct labor, which typically carried a higher margin and resulted in a slightly higher gross margin, and a decrease in depreciation and amortization costs as a percentage of revenue.

Interest Income/Expense

Net interest expense was approximately $0.5 million for the quarter ended September 30, 2008 as compared to $0.8 million for the same period in the prior year. The change is primarily due to lower interest rates, as well as using available cash to reduce our outstanding debt.

Income Taxes

The increase in income taxes of $0.7 million is the result of the increase in operating income and a 0.1% rate increase during third quarter 2008 compared to third quarter 2007. The effective income tax rate for the quarter ended September 30, 2008 is approximately 39.7% as compared to an effective income tax rate of 39.6% for the quarter ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Nine months ended September 30,		As a Percentage of Revenue
			Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)
Revenue	$288,979	$216,203	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	249,547	187,587	86.4	86.8
General and administrative expenses	15,016	10,722	5.2	5.0
Depreciation and amortization	1,425	1,191	0.5	0.5
Amortization of intangible assets	1,289	916	0.4	0.4

Total operating costs and expenses	267,277	200,416	92.5	92.7

Operating income	21,702	15,787	7.5	7.3
Interest income	97	458	—	0.2
Interest expense	(1,685)	(984)	(0.5)	(0.4)

Income before taxes	20,114	15,261	7.0	7.1
Provision for income taxes	8,020	6,028	2.8	2.8

Net income	$12,094	$9,233	4.2%	4.3%

Revenue

For the nine months ended September 30, 2008, total revenue increased by 33.7% or $72.8 million, over the same period a year ago. Approximately $54.0 million of revenue increase in the nine months ended September 30, 2008 came from our acquisitions. Additionally, we received many new task orders under our numerous GWAC contract vehicles, as well as growth on existing programs. These increases were offset by revenue reductions due to contracts that have ended.

Cost of revenue

Cost of revenue increased 33.0%, or $62.0 million, for the nine months ended September 30, 2008, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, subcontractor costs, and other direct costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 86.4% and 86.8% for the nine months ended September 30, 2008 and 2007, respectively. The 0.4% decrease in cost of revenue as a percentage of revenue for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is due to the higher percentage of direct labor based revenue, which typically carries higher margins than other costs, and results in a higher gross margin.

General and Administrative Expenses

General and administrative expense increased 40.0%, or $4.3 million, for the nine months ended September 30, 2008, as compared to the same period a year ago. As a percentage of revenue, general and administrative expenses increased to 5.2% from 5.0% for the nine months ended September 30, 2008 and 2007, respectively. The increase in general and administrative expenses is due primarily to higher bid and proposal costs, which were approximately $1.4 million higher in the nine months ended September 30, 2008 compared to the same period in 2007, and higher associated business development and capture expenses of approximately $2.5 million for the nine months ended September 30, 2008 compared to the same period in 2007.

Depreciation and Amortization

Depreciation and amortization expense was approximately $1.4 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in depreciation and amortization is due primarily to the additional assets from our acquisitions and overall corporate growth.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $1.3 million for the nine months ended September 30, 2008 and $0.9 million for the same period during 2007. The increase is due to the amortization of intangibles assets over their estimated lives from the Karta and PEO Soldier contract asset acquisitions.

Operating income

For the nine months ended September 30, 2008, operating income was $21.7 million, or 7.5% of revenue, compared to $15.8 million, or 7.3% of revenue, for the nine months ended September 30, 2007. Operating income was higher for the nine months ended September 30, 2008 due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was higher for the nine months ended September 30, 2008 compared to the same period in the prior year due to the higher portion of labor based revenue, which resulted in a higher gross margin, which was slightly offset by the higher general and administrative expenses as a percentage of revenue.

Interest Income/Expense

Net interest expense was approximately $1.6 million for the nine months ended September 30, 2008 as compared to $0.5 million for the same period in the prior year. The change is due to using available cash and the increase in our line of credit balance in relation to the Karta and PEO Soldier contract assets acquisitions.

Income Taxes

The increase in income taxes of approximately $2.0 million is the result of the increase in operating income and a 0.4% increase in the effective income tax rate. The effective income tax rate for the nine months ended September 30, 2008 is approximately 39.9% as compared to an effective income tax rate of 39.5% for the nine months ended September 30, 2007.

Contract Backlog

At September 30, 2008 and December 31, 2007, our estimated backlog was $1,096 million and $756 million, respectively, of which $233 million and $189 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC.

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

During the first quarter of 2008, we borrowed approximately $15.0 million from our credit facility for the acquisition of the PEO Soldier contract assets from MTC Technologies, Inc. Generally, our most significant use of working capital is for accounts receivables. During the third quarter of 2008, the balance of accounts receivable decreased by $10.5 million to $83.0 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) decreased to 76 days as of September 30, 2008. This compares to a DSO of 92 days as of December 31, 2007. This is improvement resulted from improved billing and collections processes and the resolution of some payment office issues. We remain focused on continuing to improve our DSO, but typically expect DSO to increase at the end of the calendar year due to delays in funding paperwork processing at the start of the government fiscal year. During the third quarter of 2008, cash generated from operations primarily from increased accounts receivable collections was used to reduce our long term debt by $20.5 million.

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures and for general corporate uses. As of September 30 2008, there was approximately $36.5 million outstanding under the credit facility.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement (as amended, the Credit Agreement) consists of a revolving credit facility with a principal amount of up to $90.0 million, which includes a swingline facility with a principal amount of up to $5.0 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. Interest was accruing at LIBOR plus 100 basis points, or 3.486%, as of September 30, 2008. The credit facility expires on March 14, 2011. Our interest rate is indexed to the one month LIBOR and resets monthly. We do not currently hedge our interest rate risk. As of October 1, 2008, our interest rate increased to 4.72%.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Agreement. A 1% change in interest rates would have changed our interest expense and cash flow by approximately $127,000 for the quarter ended September 30, 2008 and approximately $389,000 for the nine months ended September 30, 2008.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation as of September 30, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

NCI, Inc.
Registrant

Date: November 7, 2008	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2008	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Senior Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)