Form 10-K
period 2008-12-31
NCI, Inc.
filed 2009-02-27
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $173,878,688.

As of February 17, 2009, there were 8,207,026 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2009 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

NCI, INC.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes to be appropriate. You can often identify these statements by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” “expect,” “plan,” “seek,” “continue,” and other similar words or variations on such words.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed in “Risk Factors” and elsewhere in this Form 10-K and those listed in other documents we have filed with the Securities and Exchange Commission.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We are a provider of information technology (IT), engineering, and professional services and solutions to Federal Government agencies. NCI’s capabilities are centered on overcoming our customers’ challenges to help them meet their critical mission and objectives. Through our comprehensive offerings, we are a full lifecycle capabilities company. We provide full lifecycle IT specialties, complemented by our professional services. We have the agility, position, and determination to focus on expanding market segments within the Federal IT and professional services markets. We are extending our core capabilities in line with key market drivers and investing in a robust set of business solutions and offerings. Our core capabilities include: enterprise systems management; network engineering; information assurance and cybersecurity; systems engineering and integration; program management, acquisition, and lifecycle support; engineering and logistics; medical transformation/health IT; and distance learning and training. We provide these services to defense, intelligence, and Federal civilian agencies. The majority of the Company’s revenue was derived from contracts with the Federal Government, directly as a prime contractor or as a subcontractor. We primarily conduct business throughout the United States.

We have strong, long-term relationships with our customers, as evidenced by our record of retaining business. For nearly 20 years, we have provided IT and professional services and solutions to the Federal Government, including customers such as the U.S. Army, U.S. Air Force, U.S. Transportation Command, North American Aerospace Defense Command/U.S. Northern Command (NORAD/USNORTHCOM), National Guard Bureau, Department of Transportation (DOT), Department of Energy (DOE), Department of Housing and Urban Development (HUD), National Aeronautics and Space Administration (NASA), and the intelligence community. We believe our strong relationships result from our in-depth understanding of customer missions, the strength of our technical solutions and the co-location of a majority of our employees with our customers.

We have made significant investments in our management, employees, and infrastructure in support of our growth and profitability strategies. Our senior managers average more than 25 years of experience with Federal Government agencies, the U.S. military and Federal Government contractors. Members of our management team have extensive experience growing businesses organically, as well as through acquisitions. We deliver our services through a highly skilled workforce of approximately 2,500 employees, of whom 70% possess at least one Federal Government security clearance.

Our 2008 revenue was $391 million, a 28% increase over our 2007 revenue of $304 million. Our organic growth rate for 2008 as compared to 2007 was 10%, which reflects our increase in revenue from year to year excluding the effect of acquisitions. Since 2003, our revenue, including the effects of our acquisitions, has grown from $136 million during 2003 to $391 million during 2008, representing a compound annual growth rate of 23%. Over the same period, our operating income has increased 346%, from $6.8 million during 2003 to $30.4 million during 2008. As of December 31, 2008, our total estimated contract backlog was $1,189 million, of which approximately $234 million was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We are focused on continuing to grow organically while improving margins, and intend to expand our capabilities through strategic acquisitions.

MARKET OPPORTUNITY

The Federal Government is among the largest consumers of IT services and solutions in the world. According to INPUT, an independent Federal Government market research firm, the overall market for IT systems and services by the Federal Government is expected to grow from $81 billion during Federal fiscal year 2008 to $98 billion during Federal fiscal year 2013. In addition, IT Department of Defense (DoD) budgets continue to grow in the areas related to IT, intelligence, surveillance, reconnaissance, and homeland security due to increased counter-terrorism activities and U.S. deployments overseas. According to INPUT, the DoD’s spending on IT services and solutions is expected to increase from $31 billion during Federal fiscal year 2008 to $37 billion during Federal fiscal year 2013. Moreover, this data may not fully reflect government spending on classified intelligence programs, operational support services to our armed forces and complementary technical services, which include sophisticated systems engineering. Although spending on intelligence-related activities by the Federal Government remains classified,

INPUT estimates total IT spending for U.S. intelligence agencies during Federal fiscal year 2008 at $11 billion, growing to $14 billion during Federal fiscal year 2013. We believe there will be significant market opportunities for providers of IT services and solutions to Federal Government agencies, particularly those in the defense and intelligence community, over the next several years because of the trends outlined below.

Focus on Federal Government Transformation

The Federal Government and the DoD in particular, are in the midst of a significant transformation that is driven by the Federal Government’s need to flex to the changing economic factors, financial markets, and global threats. A significant aspect of this transformation is the use of IT to increase the Federal Government’s effectiveness and efficiency. Government agencies are being asked to do more with less. The result is increased Federal Government spending on IT to upgrade networks and transform the Federal Government from separate, isolated organizations into larger, enterprise-level, network-centric organizations capable of sharing information broadly and quickly. While the transformation initiative is driven by the need to prepare for new world threats, adopting these IT transformation initiatives will also improve efficiency and reduce infrastructure costs across all Federal Government agencies. We believe IT spending in connection with the Federal Government’s transformation initiative will continue to be driven by:

Increased Demand for Interoperable and Robust Networks. The Federal Government is focused on enhancing interoperability across its disparate networks and systems to effectively use information to assess and respond to terrorist threats and to transform the military’s approach to fulfilling its mission. Such a transformation is necessary to ensure information superiority and foster the development and deployment of the next generation of IT systems for network-centric warfare, including C4I systems (Command, Control, Communications, Computing and Intelligence) systems. In addition, we believe the convergence of voice, video and data onto the desktop will increase the requirements for more robust networks. We expect these increased requirements to result in greater market opportunities and demand for our core business services.

Increased Demand for Secure Networks and Systems. In response to increased concerns over cyber-attacks and threats to the national information infrastructure, the Federal Government after adopting the Federal Information Security Act (FISMA) of 2002, requiring each agency to develop information security programs and certifications. The 2009 Federal budget now has $2.15 billion to address cybersecurity as part of the Comprehensive National Cybersecurity Initiative (CNCI), a mostly classified initiative focused on securing the Federal Government’s cyber networks and involving all agencies of the Federal Government over the next five to ten years. This commitment recognizes the magnitude of the cyber infrastructure vulnerability and provides funding for solutions to address the threat. Based on recent public comments, it appears that IT security will be a key focal point for the Obama Administration. Within the overall market for cybersecurity services, the majority of the effort is anticipated to be focused on security operations, in activities related to providing computer network defense, monitoring, analysis, and incident response. INPUT estimates that Federal spending for contracted information security initiatives will increase from approximately $6 billion during Federal fiscal year 2008 to approximately $7 billion during Federal fiscal year 2013.

Increased Reliance on Professional Services Providers

The Federal Government has increasingly relied on professional services providers, particularly for IT services, in connection with its transformation initiatives. INPUT projects total Federal spending on contracted professional services to grow from $11 billion during Federal fiscal year 2008 to $13 billion during Federal fiscal year 2013. We believe two of the primary reasons for the Federal Government’s increased reliance on professional services providers are:

Demand for More Innovative Solutions and Technology Services. Federal Government agencies are seeking more innovative solutions and technology services in response to the increasing pressure to operate more effectively and efficiently. Because of their skills and experience, Federal Government agencies are using professional services providers to support transformational mandates, introduce commercial best practices, and leverage commercial technological advances. In addition, professional services providers are able to leverage their recent experiences across their customer base to develop more cost-effective and efficient technology solutions that comply with the latest applicable standards.

Declining Federal Government IT Workforce. According to the Office of Management and Budget (OMB) estimates, approximately 17% of Federal Government IT workers will be eligible to retire over the next five Federal fiscal years. According to INPUT, “Workforce challenges are especially clear in the acquisition management and implementation of technology programs. The IT workforce has only increased 1% and 12% between 2003 and 2007 in DoD and civilian agencies, respectively. The slow growth in IT personnel has not kept pace with the increase in Government technology usage, program complexity, and program size. According to an IT Workforce Capability Assessment conducted by the CIO Council and Office of Personnel Management (OPM), IT Project Management is a major challenge. Specifically, there are capability gaps in capital planning and investment, cost-benefit analysis, earned value management, and Federal/OMB enterprise architecture.

Evolving Procurement Practices

Federal Government procurement practices and policies are expected to continue to evolve as Federal agencies increasingly rely on professional services providers for IT solutions and services. We expect the following trends to continue to shape the Federal Government’s procurement practices and policies:

Consolidation of Contracts. With Federal budgets being focused on the Global War on Terrorism, added pressure on operating budgets is being experienced by most Federal agencies. A growing trend by many agencies is to consolidate IT services. In some cases, services provided by a half a dozen or more contractors are being consolidated into a single contract with one contractor responsible for the full lifecycle of IT infrastructure. The benefits to the Government include: reduced operational cost; improved efficiency; improved services; and reduced agency administrative cost. This trend towards consolidating services will benefit full-service IT companies with a history of successfully transitioning and integrating IT services.

Increased Use of GWACs, Agency-Specific IDIQs, and MACs. As part of its shift in procurement practices aimed at increasing flexibility and responsiveness, the Federal Government continues to expand its use of Government Wide Acquisition Contracts (GWACs), agency-specific Indefinite Delivery/Indefinite Quantity (IDIQ) contracts, and other multiple-award contracts (MACs). Professional services providers compete to be pre-selected under these umbrella contracts, which outline the basic terms and conditions for the procuring services. Once pre-selected, the companies compete only among themselves to provide services under the vehicle. These contracts provide the Federal Government contracting agencies with additional flexibility and responsiveness as projects can be awarded quickly to these preferred providers.

COMPETITIVE STRENGTHS

We believe we are well positioned to meet the rapidly evolving needs of Federal Government agencies for IT and professional services and solutions because we possess the following key business strengths:

In-Depth Understanding of Customers’ Missions

Since our founding, we have provided mission-critical services and solutions to our customers, enabling us to develop an in-depth understanding of their missions and technical needs. In addition, approximately three-quarters of our employees are located at customer sites, giving us valuable strategic insights into customers’ ongoing and future program requirements. Our in-depth understanding of our customer missions, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers’ specific requirements and consistent with their evolving mission objectives.

Proven Ability to Win Business

During 2008, we were awarded task orders and single-award contracts with a total value in excess of $610 million. Our success in winning business is based, in part, on our ability to anticipate customers’ emerging requirements, which enables us to develop stronger technical proposals. As a result, we are often awarded contracts based on the overall value of our solution rather than its cost. With current budgetary constraints, however, cost is becoming more of a factor in some procurements, and our cost structure allows us to be very cost competitive when necessary.

Diverse Base of Key Prime Contract Vehicles

As a result of our business development focus on securing key contracts, we are a prime contractor on numerous multi-year GWACs, agency-specific IDIQs, and MACs that provide us the opportunity to bid on hundreds of millions of dollars of business against a discrete number of other pre-qualified companies each year. These contracts include: GSA Alliant* contract with a ceiling of $50 billion over 10 years; the U.S. Army ITES-2S contract with a ceiling of $20 billion over nine years; the U.S. Air Force NETCENTS contract with a ceiling of $9 billion over five years; the Defense Logistics Agency Design and Engineering Support Program II (DESP II) with a ceiling of $1.9 billion over five years; the U.S. Army TEIS contract with a ceiling of $800 million over five years; the U.S. Army Distributed Learning and Education Training Program (DLETP) with a ceiling of $484 million over five years; the Program Executive Office Soldier Equipment contract (PEO Soldier) with a ceiling of $382 million; the Office of Personnel Management Training and Management Assistance (TMA) with a ceiling of $200 million; the Air Force Medical Support Agency IT Modernization contract with a ceiling of $75 million; and the GSA Schedule 70, as well as other GWACs, agency-specific IDIQs, and MACs. While the Federal Government is not obligated to make any awards under these vehicles, we believe that holding prime positions on these contract vehicles provides us an advantage as we seek to expand the level of services we provide to our customers.

*	The GSA Alliant contract is currently under reevaluation and no task orders have been awarded to any winning bidder.

Highly Skilled Employees and an Experienced Management Team

We deliver our services through a highly skilled workforce of approximately 2,500 employees as of December 31, 2008, of which 70% possess at least one Federal Government security clearance, and approximately 29% possess clearance levels of Top Secret or higher. Our senior managers average more than 25 years of experience with Federal Government agencies, the U.S. military, and Federal Government contractors. Members of our management team have experience growing businesses organically, as well as through acquisitions.

STRATEGY

Our objective is to grow our business as a provider of IT and professional services and solutions to Federal Government agencies while improving our profitability. To achieve our objective, we intend to:

Accelerate Organic Growth

We intend to accelerate our organic growth rate by capitalizing on our current contract base, expanding services provided to our existing customers, expanding our customer base and offering new, complementary services.

Capitalize on Current Contract Base. Our contract base includes 16 prime GWAC/agency-specific IDIQ/MAC contract vehicles with a total combined budgeted ceiling value in excess of $86 billion. While the Government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so, or that any particular pre-qualified contractor, including us, will receive awards under that vehicle. We intend to aggressively pursue task orders under these vehicles to maximize our revenue and strengthen our customer relationships, though there is no assurance that the Federal Government will make awards up to the ceiling amounts or that we will be awarded any task orders under these vehicles.

Expand Services Provided to Existing Customers. We intend to expand the services we provide to our current customers by leveraging our strong relationships, technical capabilities, and past performance record. We believe our understanding of customer missions, processes, and needs—in conjunction with our full lifecycle IT offerings—positions us to capture new work from existing customers as the Federal Government continues to increase the volume of services contracted to professional services providers. Moreover, we believe our strong past performance record positions us to expand the level of services we provide to our customers as the Federal Government places greater emphasis on past performance as a criterion for awarding contracts.

Expand Customer Base. We also plan to expand our customer base into areas with significant growth opportunities by leveraging our industry reputation, long-term customer relationships, and diverse contract base. We anticipate this expansion will enable us both to pursue additional higher value work and further diversify our revenue base across the Federal Government. Our long-term relationships with Federal Government agencies, together with our GWAC and agency-specific IDIQ vehicles, give us opportunities to win contracts with new customers within these agencies.

Offer New Complementary Services. We intend to leverage our strong reputation for providing IT and professional services to offer new complementary services. We expect to focus on high value-added services that are closely aligned with our current offerings. When appropriate, we anticipate selectively identifying and hiring key personnel who possess unique customer, mission, or technical experience to enhance our knowledge of and expertise in the new service offering. We are extending our core capabilities in line with key market drivers and investing in a robust set of business solutions and offerings, including: IT consolidation/modernization; geospatial search and visualization; information operations/warfare; and enterprise information assurance.

Improve Operating Margins

While the overall market is experiencing margin pressure due to increased competition, we believe we still have opportunity to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and concentrating on high value-added services.

Capitalize on Corporate Infrastructure Investments. During the past several years, we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth. These investments included hiring senior executives with significant experience with Federal IT services companies, strengthening our internal control over financial reporting and accounting staff in support of Sarbanes-Oxley compliance and public company reporting requirements, and expanding our Sensitive Compartmented Information Facilities (SCIFs) and other corporate facilities. We therefore anticipate that as our revenue grows, we will be able to leverage this infrastructure base and increase our operating margins.

Concentrate on High Value-Added Services and Increasing our Labor Content. We expect to continue to improve our operating margins as we focus on higher-end value-added IT, engineering, and professional services and less on commoditized IT services, which have become very competitive, resulting in margin pressure. Additionally, we are focused on increasing the percentage of revenue we derive from our own employees, which carries higher margins than subcontracted work and results in better indirect cost absorption, which can also increase margins.

Pursue Strategic Acquisitions

While we are primarily focused on organic growth, we will look to supplement that growth through strategic acquisitions. When pursing strategic acquisitions, we will look for businesses that will enable us to capture new customers, new service offerings, new capabilities, new contract vehicles, and/or expand market share. We look to take advantage of these acquisitions by leveraging these new service offerings to historical NCI customers, as well as offering historical NCI capabilities to our newly acquired customers.

For example during March 2008, we completed the acquisition of a business from MTC Technologies, Inc. This business included the right to provide services under the Program Executive Office Soldier, Project Manager Soldier Warrior, and Project Manager Soldier Equipment (PEO Soldier) contract. This acquisition fulfilled a number of our acquisition criteria. PEO Soldier gives us access to a single–award, agency-specific IDIQ, with a current contract value of $239 million and a contract ceiling of $382 million through Federal fiscal year 2015. The PEO Soldier contract significantly expanded our program management, acquisition, and lifecycle support capabilities.

IT AND PROFESSIONAL SERVICES AND SOLUTIONS

We provide IT and professional services and solutions by leveraging our eight core service offerings: enterprise systems management, network engineering; information assurance and cybersecurity; systems engineering and integration; program management, acquisition, and lifecycle support; engineering and logistics; medical transformation/health IT; and distance learning and training.

Enterprise Systems Management

We design, install, and manage complex, mission-critical enterprise systems for our customers, increasing the reliability, security, and efficiency of their IT operations while meeting stringent mission requirements. As part of our overall network operation and management services, we continually analyze and monitor enterprise system components and create systems that can adapt to rapidly changing needs. We employ a knowledge-centric service delivery assurance methodology designed to keep customer mission-critical systems at peak performance. This methodology utilizes network and traffic simulations to identify potential changes in performance or possible security issues within a particular network, allowing our engineers to protect customers’ systems and data. Our network engineers are trained and certified in the leading commercial enterprise tools and combine that knowledge with our techniques, experience, and processes to deliver solutions to our customers. Our enterprise systems management services include the following:

•	Infrastructure and Enterprise Systems Management

•	Infrastructure Operations and Management

•	Outsourcing and Managed Services

•	Infrastructure Consolidation and Modernization

•	Application and Network Management

•	Application and Business System Performance Measures

•	Network Design, Implementation, and Migration

•	Network Monitoring and Performance Evaluation

Network Engineering

We offer a full lifecycle of network engineering services to our customers from the initial requirements analysis and network design through solutions implementation and testing, including designing disaster recovery contingency plans. Our network engineering capabilities include architecture development, design, implementation, configuration, and operation of Local Area Networks (LANs), metropolitan area networks (MANs), and Wide Area Networks (WANs). Our extensive experience providing the following network engineering services for Federal Government customers allows us to rapidly identify potential bottlenecks, security threats, and vulnerabilities, as well as address these potential issues with cost-effective solutions:

•	Architecture Development and Design

•	Disaster Response Planning and Recovery

•	Installation, Test, and Evaluation

•	Network Configuration

•	Network Security Evaluation

•	Protocol and Topology Selection

•	Reliability and Contingency Assessment

•	Requirements Analysis

•	Routing Design

•	Vulnerability Assessment

Information Assurance and Cybersecurity

We offer information assurance (IA) and cybersecurity solutions to secure enterprise systems and networks with particular expertise in protecting IT infrastructures for our customers who operate in classified environments. We design, configure, and deploy security architectures based on assessments of our customers’ current and future IT needs, mission objectives, and regulatory requirements, in addition to specific threats from unauthorized users. In connection with implementing tailored architectures, we help define and implement IA policies, procedures, and guidelines to ensure effective future IT planning. Our highly skilled and accredited employees research and implement security policies, provide technical support, and develop comprehensive security assessment plans. We also identify potential threats and vulnerabilities and design and implement corrective action plans that employ advanced technologies, such as encryption, digital signatures, and firewalls, using both commercial-off-the-shelf (COTS) and custom security and software solutions. Our information assurance and cybersecurity services include the following:

•	Intrusion Detection System/Intrusion Prevention Development

•	Certification and Accreditation

•	Policy and Procedures Development

•	Products Evaluation and Integration

•	Public Key Infrastructure (PKI) Implementation

•	Risk and Threat Assessment

•	Security Awareness and Training

•	Security Test and Evaluation

Systems Engineering and Integration

We provide a full range of systems engineering and integration services to our customers. Initially, we leverage our business process reengineering skills to analyze the activities, roles, and objectives of a proposed IT system or solution. Based on this analysis, we integrate advanced technologies with our customers’ legacy systems to improve their operational efficiency and increase our customers’ returns on IT investments. Our systems engineering and integration services include:

•	Database Design

•	Enterprise Portal Implementation

•	Integration, Test, and Evaluation

•	Legacy System Integration

•	Project Planning and Management

•	Requirements Definition

Program Management, Acquisition, and Lifecycle Support

NCI provides a full range of program management, acquisition, and lifecycle support services to our customers. As an integral part of our professional services portfolio, we are at the forefront of integrating acquisition, logistics, engineering, and technology disciplines into a comprehensive lifecycle management approach. Our approach strives to continually improve the process of developing, procuring, and sustaining our customers’ systems to achieve their overarching goals of transformation, consolidation, and efficiency. We combine deep functional and technical expertise to deliver full lifecycle support capabilities, including:

•	Acquisition Management and Logistics

•	Program and Portfolio Management

•	Test and Evaluation

•	Systems Engineering and Technical Support

•	Studies and Capabilities Analysis

•	Financial Management

•	Security Management

•	Training

•	Risk Management

Engineering and Logistics

We offer a wide array of professional engineering, logistics, and supportability services. We employ experienced, multi-disciplinary engineering and logistics teams to solve some of our customers’ most challenging fielded systems problems. By tailoring our engineering and logistics specialties for our customers, NCI reduces customer costs while increasing fielded-system capabilities and improving mission readiness. We offer rapid-prototyping and simulation-based designs to efficiently mitigate obsolescence issues with improved performance. We seamlessly deliver supply chain management (SCM) support and information integration through statistical demand forecasting, inventory optimization, and comprehensive data-mining capabilities. Our predictive analysis and service-life extension capabilities ensure increased asset readiness and availability with reduced total cost of ownership (TCO). We are actively engaged in extending service life through creative engineering and logistics solutions, playing a vital role in supporting critical aging aircraft (F-4, C-5, T-38, and F-16) readiness and multiple Air Force Space and C3I (Command, Control, Communications, and Intelligence) platforms through Diminishing Manufacturing Sources and Material Shortages (DMSMS) and Operational Safety, Suitability, and Effectiveness (OSS&E) capabilities. Our engineering and logistics capabilities include:

•	Engineering—mechanical, electrical, software, research and development, and hard engineering specialties

•	Supply Chain Management—DMSMS, obsolescence resolution, and material management and sourcing

•	Product Support—acquisition planning, systems engineering, maintenance management, OSS&E, and technical data management

Medical Transformation/Health IT

By combining comprehensive medical business acumen with relevant IT, NCI has become well known in the medical logistics transformation field. We blend deep functional subject-matter expertise with diverse technical talent, including public health experts, health care administrators, network engineers, medical trainers, IT specialists, bioenvironmental engineers, aerospace physiologists, and physicians. Our capabilities and infrastructure support all aspects of medical transformation and health IT, including:

•	Strategic Planning/Consulting

•	Access-to-Care

•	Data/System Consolidation, Migration, and Modernization

•	Doctrine/Policy Development

•	Occupational, Environmental, and Population Health Programs

•	Preparedness and Contingency Planning

•	Aeromedical Evaluation and Combat Casualty Care

•	Medical Education and Training

Distance Learning and Training

By efficiently tailoring comprehensive instructional science, NCI solves our customers’ most complex challenges and delivers increased productivity while improving organizational agility. We offer a full range of learning capabilities to increase performance and identify the most cost-effective strategies to meet the unique training needs of our customers. Our solutions leverage our breadth of experience to support customers in transitioning from traditional classroom courses to e-Learning initiatives. We have a highly talented team of instructional systems designers, graphic artists, and technical programmers for custom courseware development. Our solutions include a Web-based portal for on-demand customer access to project status, training storyboards, and development content, as well as a state-of-the-art Usability Lab for courseware testing and effectiveness. NCI’s training services include:

•	Learning Strategy Consulting

•	Custom Courseware Development

•	Distributed Learning Systems

•	Distance Learning, Training, and Educational Products

•	Learning Management Systems

•	Courseware Standards Compliance

•	Instructional Systems Design

•	Certified Information Security Training

•	On-Site Support and Implementation

CUSTOMERS

Our customers include a diverse base of Federal Government defense, intelligence, and civilian agencies. For the year ended December 31, 2008, approximately 81% of our revenue was generated from DoD and intelligence agency customers, approximately 16% of our revenue was generated from Federal civilian agency customers, and approximately 3% of revenue was from commercial customers. We believe our risk from adverse budgetary changes is reduced by the mission-critical nature of the IT work we perform for our customers. We also believe our diverse customer base within the Federal Government mitigates the impact of annual fluctuations in our customers’ budgets.

The following is a representative list of our customers for the year ended December 31, 2008. Due to the sensitive nature of our work with the intelligence community, we are precluded from providing detailed information regarding specific intelligence agency customers.

Department of Defense

•	U.S. Strategic Command (STRATCOM)

•	U.S. Northern Command (NORTHCOM)

•	U.S. Transportation Command (TRANSCOM)

•	U.S. Special Operations Command (SOCOM)

•	U.S. Army Materiel Command (AMC)

•	U.S. Army Network Enterprise Technology Command (NETCOM)

•	U.S. Army Training and Doctrine Command (TRADOC)

•	U.S. Army Medical Command (MEDCOM)

•	National Guard Bureau (NGB)

•	U.S. Army National Guard (ARNG)/Air National Guard (ANG)

•	U.S. Army Program Executive Office for Simulation, Training, and Instrumentation (PEO STRI)

•	U.S. Army Program Executive Office for Enterprise Information Systems (PEO EIS)

•	U.S. Army Communications Electronic Lifecycle Management Command (C-E LCMC)

•	U.S. Army Tank-Automotive and Armaments Command (TACOM LCMC)

•	U.S. Army Program Executive Office Soldier (PEO Soldier)

•	U.S. Army Ft. Lewis, Washington

•	U.S. Army Ft. Carson, Colorado

•	U.S. Air Force Air Education and Training Command (AETC)

•	U.S. Air Force Air Mobility Command (AMC)

•	U.S. Air Force Warner Robbins, Georgia

•	U.S. Air Force Hill AFB, Utah

•	U.S. Air Force Maxwell AFB, Alabama

•	U.S. Air Force Lackland AFB, Randolph AFB, Kelly AFB, Brooks City-Base, Texas

Federal Civilian

•	Department of Energy (DOE)

•	Department of Health and Human Services (HHS)

•	Department of Housing and Urban Development (HUD)

•	Department of State (DOS)

•	Department of Veterans Affairs (VA)

•	Federal Aviation Administration (FAA)

•	General Services Administration (GSA)

•	Government Accountability Office (GAO)

•	National Aeronautics and Space Agency (NASA)

•	National Institutes of Health (NIH)

•	Office of Personnel Management (OPM)

CONTRACTS

Our contract terms typically extend from one to seven years, including option years (which may be exercised at the election of the customer). Many of our services are provided under GWAC or agency-specific IDIQ vehicles. Our contract base includes the following prime GWAC vehicles that have an aggregate program ceiling value of $86 billion, excluding GSA Schedule 70.

Vehicle	Owning agency	Period of performance	Ceiling value*	Number of pre-qualified contractors
GSA Alliant**	General Services Administration	04/2009 – 03/2018	$50.0 billion	TBD
ITES-2S	U.S. Army	12/2006 – 12/2015	20.0 billion	16
NETCENTS	U.S. Air Force	09/2004 – 09/2009	9.0 billion	8
GITSS	Department of Veterans Affairs	10/2003 – 10/2011	3.0 billion	10
DESP II	U.S. Air Force	06/2005 – 06/2012	1.9 billion	20
TEIS	U.S. Army	11/2005 – 11/2010	0.8 billion	3
DLETP	U.S. Army	12/2005 – 12/2010	0.5 billion	6
PEO Soldier	U.S. Army	05/2007 – 04/2015	0.4 billion	1

*	Ceiling value refers to the overall contract ceiling for all contractors, and not NCI’s individual ceiling value.

**	The GSA Alliant contract is currently under reevaluation and no task orders have been awarded to any winning bidder. TBD – To be determined.

We believe that these contract vehicles are the preferred method of awarding work by many of our customers because they enable Federal Government agencies to rapidly obtain services through a streamlined process. Under these GWAC vehicles, task orders can only be awarded to a discrete number of pre-qualified companies. Revenue under our prime GWAC, agency-specific IDIQ, MAC, and GSA Schedule 70 task orders accounted for approximately 66% of our total revenue for the year ended December 31, 2008, up from 62% for the year ended December 31, 2007, and 59% for the year ended December 31, 2006. We anticipate that this percentage may continue to increase in the future as we have the opportunity to bid on additional tasks under these contract vehicles as well as pursue new GWAC, agency-specific IDIQ, and MAC vehicles.

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

CONTRACT BACKLOG

Our estimates of funded, unfunded and total backlog as of December 31, 2008 and 2007, are as follows:

As of	Funded backlog	Unfunded backlog	Total backlog
	(in millions)
December 31, 2008	$234	$955	$1,189
December 31, 2007	$189	$567	$756

We expect to realize approximately $344 million in revenue from backlog during 2009. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. Our estimates are based on our experience under such contracts and similar contracts.

BUSINESS DEVELOPMENT

Our business development process is closely aligned with our overall business strategy to accelerate our organic growth while improving our operating margins. We are focused on maximizing the work we perform under our GWAC and agency-specific IDIQ vehicles, expanding our work with existing customers, expanding our customer base and offering new, complementary services. Working closely as a team, our business development and operations personnel assess market activities with the objective of identifying, qualifying, and generating capture strategies for contract opportunities consistent with our overall business development focus. Business opportunities are carefully qualified and prioritized based on potential value and win probability. A senior-level executive is assigned responsibility for evaluating and capturing each opportunity.

We have centralized and dedicated staff resources for proposal development, pricing, contracts administration, market research, and recruiting to support these business development activities. We manage our business development activity with an internally developed, automated sales and opportunity tracking tool. The entire process is defined and quality controlled using our ISO 9001:2000 best practices procedures. All major business development opportunities undergo frequent, disciplined reviews with our senior management. In addition, our Chief Executive Officer, President, Chief Operating Officer, and Chief Financial Officer conduct monthly reviews of all opportunities in our pipeline to validate our business development activities and ensure that resources are allocated to maximize the return on these investments.

COMPETITION

We believe that the major competitive factors in our market are strong customer relationships, a record of successful contract performance, a reputation for quality, an experienced management team, employees with a wide range of technical expertise and security clearances, and competitive pricing. We often compete against or team with divisions of large defense and IT services contractors, including Lockheed Martin Corporation, Northrop Grumman Corporation, General Dynamics Corporation, Perot Systems, Harris, BAE Systems, Booz Allen Hamilton, and Science Applications International Corporation. We also compete against or team with mid-tier Federal contractors such as CACI International and SRA International that have specialized capabilities, as well as numerous non-public companies within the sector. Some of our competitors have significantly longer operating histories and more substantial resources. We expect competition in the Federal Government IT and professional services sector to increase in the future.

EMPLOYEES

As of December 31, 2008, we had approximately 2,500 employees, approximately 70% of whom held at least one Federal Government security clearance and 29% of whom possessed clearance levels of Top Secret or higher. Our employees are located at more than 80 sites worldwide. Over 70% of our staff is located on-site with our customers, allowing us to build long-term relationships. The majority of our technical staff is professionally certified in one or more of the following areas:

•	Microsoft Certified Professional (MCP)

•	Microsoft Certified Systems Engineer (MCSE)

•	Microsoft Certified Systems Administrator (MCSA)

•	Cisco Certified Network Associate (CCNA)

•	Cisco Certified Network Professional (CCNP)

•	Cisco Certified Design Professional (CCDP)

•	Cisco Certified Security Professional (CCSP)

•	Sun Certified Systems Administrator

•	IT Infrastructure Library (ITIL)

•	Project Management Professional (PMP)

•	CompTIA Certifications (A+, Network +, Security +)

•	ISC2 Certifications (CISSP, SCCP, CAP, ISSEP, ISSAP)

•	Certified INFOSEC Professional

•	COMSEC Certification

•	Global Information Assurance Certification

•	SANS Institute Certifications (GSEC, GCIA, GCIH, GISF)

We believe we have a professional environment that encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities and fosters ethical and honest conduct. Only 19 of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe our salary structures, incentive compensation and benefit packages are competitive within our industry.

CORPORATE INFORMATION

We were incorporated as NCI, Inc. in Delaware during July 2005. During September 2005, we completed a merger and share exchange as a result of which NCI Information Systems, Inc., a Virginia corporation which was incorporated during 1989, became a wholly-owned subsidiary. We primarily contract with the Federal Government through our wholly-owned subsidiary, NCI Information Systems, Inc.

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

Risks Related to Our Business

We depend on contracts with the Federal Government for the majority of our revenue. If our relationships with Federal Government agencies are harmed, our future revenue and operating profits would decline.

For the years ended December 31, 2008 and 2007, we derived almost all our revenue from Federal Government contracts, either as a prime contractor or a subcontractor, including approximately 81% of our revenue from contracts with the DoD and intelligence agencies during 2008 and 2007. We believe that Federal Government contracts will continue to be the source of the majority of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with Federal Government agencies in general, or with the DoD and intelligence agencies in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with Federal Government agencies are our performance on individual contracts and task orders, the strength of our professional reputation and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenue and operating results could decline materially.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability, or loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier Federal contractors with specialized capabilities and large defense and IT services providers. Competition in our markets may increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through alliances or consolidation. These competitors may have greater financial, technical, marketing and public relations resources; larger customer bases; and greater brand or name recognition than we do. These competitors could, among other things:

•	divert sales from us by winning very large-scale Government contracts, a risk that is enhanced by the recent trend in Government procurement practices to bundle services into larger contracts;

•	force us to charge lower prices; or

•	adversely affect our relationships with current customers, including our ability to continue to win competitively awarded engagements where we are the incumbent.

If we lose business to our competitors or are forced to lower our prices, our revenue and our operating profits could decline. In addition, we may face competition from our subcontractors who, from time to time, seek to obtain prime contractor status on contracts for which they currently serve as a subcontractor to us. If one or more of our current subcontractors are awarded prime contractor status on such contracts in the future, it could divert sales from us or could force us to charge lower prices, which could cause our margins to suffer.

We cannot guarantee that our estimated contract backlog will result in actual revenue.

As of December 31, 2008, our estimated contract backlog totaled approximately $1,189 million, of which approximately $234 million was funded. We expect to realize approximately $344 million in revenue from backlog during 2009. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified or terminated early; or an option that we had assumed could not be exercised. Further, while many of our Federal Government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

Our revenue and operating profits could be adversely affected by significant changes in the contracting or fiscal policies of the Federal Government.

We depend on continued Federal Government expenditures on defense, intelligence, and other programs that we support. Accordingly, changes in Federal Government contracting policies could directly affect our financial performance. In addition, the recent change in presidential administrations, including related changes in Federal Government officials, as well as changes in Congressional majorities or in other senior Federal Government officials may negatively affect the rate at which the Federal Government purchases IT services. The overall U.S. defense budget declined from time to time during the late 1980s and the early 1990s. While spending authorizations for defense- and intelligence-related programs by the Federal Government have increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Among the factors that could materially adversely affect us are the following:

•	budgetary constraints affecting Federal Government spending generally or specific departments or agencies in particular, and changes in fiscal policies or available funding

•	changes in Federal Government programs or requirements, including the increased use of small business providers;

•	curtailment of the Federal Government’s use of professional services providers;

•	adoption of new laws or regulations;

•	Federal Governmental shutdowns (such as that which occurred during the Federal Government’s 1996 fiscal year) and other potential delays in the Government appropriations process;

•	delays in the payment of our invoices by Federal Government payment offices due to problems with or upgrades to Federal Government information systems or for other reasons;

•	competition and consolidation in the IT industry;

•	general economic conditions; and

•

a reduction in spending or shift of expenditures from existing programs, and a failure of Congress to pass adequate supplemental appropriations to pay for an international conflict or related reconstruction efforts.

These or other factors could cause Federal Governmental agencies, or prime contractors for which we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts, or elect not to exercise options to renew contracts, any of which could cause our revenue and operating profits to decline.

If we fail to attract and retain skilled employees or employees with the necessary security clearances, we might not be able to perform under our contracts or win new business.

The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced IT skills. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Further, obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be limited. In a tight labor market, our direct labor costs could increase or we may be required to engage large numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to staff an engagement with personnel that the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract and we may lose revenue.

In addition, certain Federal Government contracts require us, and some of our employees, to maintain security clearances. If our employees lose or are unable to obtain security clearances, or if we are unable to hire employees with the appropriate security clearances, the customer may terminate the contract or decide not to renew it upon its expiration. As a result, we may not derive the revenue anticipated from the contract, which if not replaced with revenue from other contracts, could seriously harm our operating results.

If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under our GWAC and agency-specific IDIQ vehicles, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. Depending on labor market conditions, we may not be able to identify, hire and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. Moreover, even in favorable labor market conditions, we anticipate entering into more subcontracts in the future as we expand our work under our GWACs. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate Federal Government contracting policies, laws, or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of recompetition, could damage our reputation, and could hurt our ability to compete for future contracts.

We are a subcontractor to other businesses on a portion of our business. If these businesses were to encounter financial difficulty, they may fail to perform their contractual obligation. Consequently, our contractual performance and reputation, as well as our financial position could be affected.

We are a subcontractor to other businesses, especially a number of small businesses, on some of our contracts or task orders. We are not in a position to control overall contract performance, and our payments are subject to the financial capabilities of the prime, not the Federal Government. If our prime contractor experiences difficulties, it may not have the financial resources to perform its contractual obligations. This failure to perform could harm our reputation and affect our financial position where we have financial exposure. Specifically, we could see an increase in bad debt expense and reserves, which could negatively affect cash flows and earnings.

If we experience systems or service failure, our reputation could be harmed and our customers could assert claims against us for damages or refunds.

We create, implement, and maintain IT solutions that are often critical to our customers’ operations. We have experienced, and may in the future experience, some systems and service failures, schedule or delivery delays, and other problems in connection with our work. If we experience these problems, we may:

•	lose revenue due to adverse customer reaction;

•	be required to provide additional services to a customer at no charge;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers; and

•	suffer claims for substantial damages.

In addition to any costs resulting from product or service warranties, contract performance, or required corrective action, these failures may result in increased costs or loss of revenue if customers postpone subsequently scheduled work or cancel, or fail to renew contracts.

While many of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our customers, we cannot assure you that these contractual provisions will be legally sufficient to protect us if we are sued.

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

Security breaches in sensitive Federal Government systems could result in the loss of customers and negative publicity.

Many of the systems we develop, install, and maintain involve managing and protecting information involved in intelligence, national security, and other sensitive or classified Federal Government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for Federal Government customers. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install and maintain could materially reduce our revenue.

Our employees may engage in misconduct or other improper activities, which could cause us to lose contracts.

We are exposed to the risk that employee fraud or other misconduct could occur. Misconduct by employees could include intentionally failing to comply with Federal Government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation and could result in a loss of contracts and a reduction in revenue. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenue.

We may not be successful in identifying acquisition candidates and if we undertake acquisitions, they could increase our costs or liabilities and impair our revenue and operating results.

One of our strategies is to pursue growth through acquisitions. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully negotiate the terms of the acquisition or finance the acquisition on terms that are satisfactory to us. Negotiations with potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management’s attention from day-to-day operations. Acquisitions of businesses or other material operations may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. We may encounter increased competition for acquisitions, which may increase the price of our acquisitions.

If we are unable to successfully integrate companies we may acquire in the future, our revenue and operating results could suffer. Integrating such businesses into our operations may result in unforeseen operating difficulties (including incompatible accounting and information management systems), may absorb significant management attention and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. These difficulties of integration may require us to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds, and reconcile different corporate cultures. In certain acquisitions, Federal Acquisition Regulations may require us to enter into Government novation agreements, a potentially time-consuming process. In addition, we may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to customers of acquired companies to increase our revenue. We may experience increased attrition, including, but not limited to key employees of the acquired companies during and following the integration of acquired companies that could reduce our future revenue. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence before the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the Federal Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.

Our acquisitions could cause unforeseen Organizational Conflicts of Interest (OCI) which could preclude us from bidding on related projects, thereby making the acquisition not as profitable as originally forecast.

Additionally, the Small Business Administration (SBA) enacted new regulations as of June 30, 2007, which requires small businesses to re-certify their size standard within thirty days of any sale or merger. It is likely that any company we may look to acquire will have some component of small business contracts. These new regulations may affect our ability to retain all the contracts after the acquisition, which, in turn, may affect the value of the acquisition.

Current credit market conditions could affect our access to working capital and our ability to make substantial acquisitions.

A substantial acquisition or acquisitions could cause us to expand or renegotiate our current credit facility. Due to the current credit market crisis, we cannot be certain that additional funds will be available if needed and, if available, that such funds will be available on acceptable terms. Any such funding could require us to incur a significantly higher interest expense. If we cannot raise additional funds on acceptable terms, we may not be able to make future acquisitions.

Our current credit facility is an agreement with three lending institutions which are independent of each other. Should one of the lending institutions not be able to fulfill its commitments, we may not be able to access our entire credit facility, which could affect our access to working capital funding and our ability to make future acquisitions.

The loss of any member of our senior management could impair our relationships with Federal Government customers and disrupt the management of our business.

We believe that the success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with Federal Government personnel contribute to our ability maintain strong customer relationships and identify new business opportunities. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. The loss of any member of our senior management could impair our ability to identify and secure new contracts, maintain good customer relations, and otherwise manage our business.

If we are unable to manage our growth, our business could be adversely affected.

Sustaining our growth has placed significant demands on our management, as well as on our administrative, operational, and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial and management information systems, as well as, to expand, motivate and manage our workforce. If we are unable to manage our growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition or operating results could be adversely affected.

We may be harmed by intellectual property infringement claims and our failure to protect our intellectual property could enable competitors to market products and services with similar features.

We may become subject to claims from our employees or third parties who assert that software and other forms of intellectual property that we use in delivering services and solutions to our customers infringe upon intellectual property rights of such employees or third parties. Our employees develop much of the software and other forms of intellectual property that we use to provide our services and solutions to our customers, but we also license technology from other vendors. If our employees, vendors, or other third parties assert claims that we or our customers are infringing on their intellectual property rights, we could incur substantial costs to defend those claims.

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

We may be unable to prevent unauthorized parties from attempting to copy or otherwise obtain and use our technology. Policing unauthorized use of our technology is difficult, and we may not be able to prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our intellectual property as fully as those in the United States. Others, including our employees, may circumvent the trade secrets and other intellectual property that we own. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources with no assurance of success.

The Company has substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce the Company’s operating income.

As of December 31, 2008, goodwill accounted for approximately $88 million, or approximately 44%, of the Company’s recorded total assets. Under generally accepted accounting principles, the Company reviews its goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. If goodwill becomes impaired, the Company would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

Risks Related to Our Industry

Our Federal Government contracts may be terminated by the Federal Government at any time, and if we do not replace them, our revenue and operating profits may be adversely affected.

We derive most of our revenue from Federal Government contracts that typically span one or more base years and one or more option years. The option periods may cover more than half of a contract’s potential duration. Federal Government agencies have the right not to exercise these option periods. In addition, our contracts also contain provisions permitting a Federal Government customer to terminate the contract on short notice and for its convenience, as well as for our default. A decision by a Federal Government agency not to exercise option periods or to terminate contracts could result in a reduction of our profitability on these contracts and significant revenue shortfalls.

If the Federal Government terminates a contract for convenience, we may recover only our incurred or committed allowable costs, settlement expenses, and profit on work completed before the termination. We cannot recover anticipated profit on terminated work. If the Federal Government terminates a contract for default, we may not recover even those amounts, and instead may be liable for excess costs incurred by the Federal Government in procuring undelivered items and services from another source.

Federal Government contracts contain other provisions that may be unfavorable to us.

Federal Government contracts contain provisions and are subject to laws and regulations that give the Federal Government rights and remedies not typically found in commercial contracts. These provisions allow the Federal Government to terminate a contract for convenience or decline to exercise an option to renew. They also permit the Federal Government to do the following:

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

Many of our Federal Government customers spend their procurement budgets through MACs under which we are required to compete for post-award orders or for which we may not be eligible to compete and could limit our ability to win new contracts and grow revenue.

Budgetary pressures and reforms in the procurement process have caused many Federal Government customers to increasingly purchase goods and services through agency-specific IDIQ contracts, the GSA Schedule 70 task orders, and other multiple-award and/or GWAC vehicles. These contract vehicles have resulted in increased competition and pricing pressure, requiring us to make sustained post-award efforts to realize revenue under the relevant contract vehicle. The Federal Government’s ability to select multiple winners under multiple-award schedule contracts, GWACs, blanket purchase agreements and other agency-specific IDIQ contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple-award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. We are only eligible to compete for work (task orders and delivery orders) as a prime contractor pursuant to GWACs already awarded to us. Our failure to compete effectively in this procurement environment could reduce our revenue. If the Federal Government elects to use a contract vehicle that we do not hold, we will not be able to compete as a prime contractor.

Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work.

There is an increasing trend in the number and duration of protests of the major contract awards we have received in the last year. The resulting delay in the start up and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. Specifically, the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction, or modification of the awarded contract, could result in increased cost and reduced profitability.

In addition, most Federal Government contract awards are subject to protest by competitors. If specified legal requirements are satisfied, these protests require the Federal Government agency to suspend the contractor’s performance of the newly awarded contract pending the outcome of the protest. These protests could also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract. Additionally, the National Defense Authorization Act for Fiscal Year 2008, which took effect on May 27, 2008, now allows bidders to protest task order awards under GWAC and agency-specific IDIQ contracts more than $10 million. Previously, many GWAC and agency-specific IDIQ contract vehicles prohibited protests on task order awards. The change will not only potentially increase the number of protests on GWAC and agency-specific IDIQ task orders, but also it removes one of the benefits to our customers for using these vehicles.

Each of our contract types involves the risk that we could underestimate our costs and incur losses.

We enter into three types of Federal Government contracts for our services: time-and-materials, cost-plus and fixed-price. For the year ended December 31, 2008, we derived approximately 45%, 22%, and 33% of our revenue from time-and-materials, cost-plus and fixed-price contracts, respectively. If we acquire other businesses, our contract mix could change significantly, depending on the size and contract mix of the acquired businesses.

Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of performance, which may result in a reduced profit or a loss on the contract for us. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume minimal financial risk on time-and-materials contracts because we only assume the risk of performing those contracts at negotiated hourly rates. Under cost-plus contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. To the extent that actual costs incurred in performing a cost-plus contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to time-and-materials and cost-plus contracts, fixed-price contracts generally offer higher margin opportunities but involve greater financial risk because we bear the impact of cost overruns. Because we assume the most risk for cost overruns and contingent losses on fixed-price contracts, an increase in the percentage of fixed-price contracts in our contract mix would increase our risk of suffering losses.

Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.

We must comply with and are affected by laws and regulations relating to the formation, administration, and performance of Federal Government contracts, which affect how we do business with our customers and may impose added costs on us. Among the most significant laws and regulations are:

•

the Federal Acquisition Regulations, and agency regulations supplemental to the Federal Acquisition Regulations, which comprehensively regulate the formation, administration, and performance of Federal Government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based Federal Government contracts; and

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

Moreover, we are subject to industrial security regulations of the DoD and other Federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control, or influence, our Federal Government customers could terminate or decide not to renew our contracts, and our ability to obtain new contracts could be impaired.

The Federal Government may revise its procurement or other practices in a manner adverse to us.

The Federal Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other Government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the Federal Government may face restrictions from new legislation or regulations, as well as pressure from Government employees and their unions, on the nature and amount of services the Federal Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and as a result, could harm our operating results.

A preference for minority-owned, small and small-disadvantaged businesses could affect our ability to be a prime contractor on certain governmental procurements.

As a result of the SBA set-aside program, the Federal Government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small or small-disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may affect our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.

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

Unfavorable Federal Government audit results could subject us to a variety of penalties and sanctions and could harm our reputation and relationships with our customers and impair our ability to win new contracts.

The Federal Government, including the Defense Contract Audit Agency (DCAA), audits and reviews our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations, and standards. The DCAA reviews a contractor’s internal control system and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems, and the contractor’s compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and profit.

If a Federal Government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with Federal Government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with Federal Government agencies were impaired, or if the Federal Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit would decline.

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

We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others such as:

•	fluctuations in revenue recognized on contracts;

•	variability in demand for our services and solutions;

•	commencement, completion or termination of contracts during any particular quarter;

•	timing of award or performance incentive-fee notices;

•	timing of significant bid and proposal costs;

•	timing of acquisition activities and the expensing of acquisition-related costs;

•	variable purchasing patterns under the GSA Schedule 70 task orders, GWACs, blanket purchase agreements, and other agency-specific IDIQ contracts;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	the volume of product orders placed under our NETCENTS contract or other material related purchases under our contracts;

•	seasonal fluctuations in our staff utilization rates; and

•	Federal Government shutdowns or temporary facility closings.

Reductions in revenue in a particular quarter could lead to lower profitability during that quarter because a relatively large amount of our expenses is fixed in the short term. We may incur significant operating expenses during the startup and early stages of large contracts and may not be able to recognize corresponding revenue during that same quarter. We also may incur additional expenses when contracts expire, are terminated or are not renewed.

In addition, payments due to us from Federal Government agencies may be delayed due to billing cycles or as a result of failures of Government budgets to gain Congressional and administration approval in a timely manner. The Federal Government’s fiscal year ends September 30. If a Federal budget for the next Federal fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue during the fourth quarter of that year or the first quarter of the subsequent year. The Federal Government’s fiscal year-end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the Federal Government’s fiscal year-end would serve to increase our third-or fourth-quarter revenue but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.

Mr. Narang, our founder, Chairman and CEO, controls the Company, and his interests may not be aligned with yours.

As of February 17, 2009, Mr. Narang, our founder, Chairman and CEO, through his beneficial ownership of 5,200,000 shares of our Class B common stock and 398,946 shares of our Class A common stock, owns or controls 87% of the combined voting power and 42% of the outstanding shares of the common stock. Accordingly, Mr. Narang will control the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability—without the consent of our public stockholders—to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers, or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.

A substantial number of shares of our common stock are eligible for sale by Mr. Narang, which could cause our common stock price to decline significantly.

As of February 17, 2009, Mr. Narang beneficially owns 5,200,000 outstanding shares of Class B common stock and 398,946 shares of Class A common stock. Mr. Narang may, at his discretion, sell these shares in the public market, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. The market price of our common stock could drop significantly if Mr. Narang sells them or is perceived by the market as intending to sell them.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office facilities used in our business. Our executive offices and principal operations are located at 11730 Plaza America Drive, Reston, Virginia, where we occupy space under a lease that expires during 2013. We also lease space located in Alabama, Arizona, Colorado, Georgia, Illinois, Maryland, Ohio, Tennessee, Texas, and Virginia. We have multiple high-level Sensitive Compartmented Information Facilities (SCIFs). The majority of our employees are located in facilities provided by the Federal Government. We do not currently own any real estate used in the performance of ongoing contracts and maintain flexibility in facility occupancy through termination and subleasing options concurrent with contract terms in many of our leases. We believe our facilities meet our current needs and that additional facilities will be available as we expand in the future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. At this time, the probability is remote that the outcome of any litigation pending will have a material adverse effect on our financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 24, 2005, our Class A common stock has been quoted on the NASDAQ Stock Market under the symbol “NCIT.” The following table sets forth, for the periods indicated, the high and low prices of our shares of common stock, as reported on the NASDAQ Stock Market.

	2008		2007
Quarters	High	Low	High	Low
First	$20.16	$13.32	$16.88	$12.83
Second	25.98	18.28	17.74	14.41
Third	28.91	21.71	19.17	14.86
Fourth	30.28	18.26	20.88	16.58

There is no established public market for our Class B common stock.

As of February 17, 2009, there were six holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees. As of February 17, 2009, the closing price of our Class A common stock was $29.11.

Dividend Policy

We currently intend to retain all future earnings, if any, for use in the operation, development, and expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our board of directors and will depend on then-existing conditions, business prospects, and any other factors our board of directors deems relevant. Our existing credit facility prohibits us from paying a dividend if, after it is paid, we will be in default under our credit agreement. In addition, the terms of any future credit agreement may prevent us from paying any dividends or making any distributions or payments with respect to our capital stock.

All our assets consist of the stock of our subsidiary. We will need to rely upon dividends and other payments from our subsidiary to generate the funds necessary to make dividend payments, if any, on our Class A common stock. However, our subsidiary is legally distinct from us and has no obligation to pay amounts to us. The ability of our subsidiary to make dividend and other payments to us is subject to, among other things, the availability of funds, the terms of our subsidiary’s indebtedness and applicable state laws.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from October 24, 2005 (the first trading in our Class A common stock), through December 31, 2008, with the cumulative total return on (i) the NASDAQ Composite—Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of NCI and the following other Federal Government service providers with whom we compete: CACI International Inc., Dynamics Research Corporation, ICF International Inc., ManTech International Corporation, SRA International Inc., and Stanley Inc. During 2008, BAE purchased MTC Technologies, Inc. Because MTC Technologies, Inc. is no longer a stand alone company, we removed MTC Technologies Inc. from our peer group. During 2008, Serco Group PLC purchased SI International, Inc. Because SI International, Inc. is no longer a stand alone company, we removed SI International Inc. from our peer group. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG NCI, INC., THE NASDAQ COMPOSITE—TOTAL RETURNS, THE RUSSELL 2000 INDEX

AND FEDERAL GOVERNMENT SERVICES PEER GROUP

December 31, 2008
NCI, Inc.	$248.61
NASDAQ Composite—Total Returns	77.06
Russell 2000 Index	80.32
Federal Government services peer group	102.87

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years during the five-year period ended December 31, 2008. We derived the selected consolidated financial data from our audited consolidated financial statements. Prospective investors should read this selected financial data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2008 (a)	2007 (b)	2006	2005	2004
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$390,596	$304,420	$218,340	$191,319	$171,253
Operating costs and expenses:
Cost of revenue	336,473	263,679	188,878	162,990	144,146
General and administrative expenses	20,079	15,396	12,852	14,411	16,363
Depreciation and amortization	1,888	1,652	1,629	1,636	1,741
Amortization of intangible assets	1,772	1,360	957	1,053	1,252

Total operating costs and expenses	360,212	282,087	204,316	180,090	163,502

Operating income	30,384	22,333	14,024	11,229	7,751
Interest income	113	544	817	125	26
Interest expense	(2,139)	(1,886)	(89)	(1,464)	(1,373)

Income before income taxes	28,358	20,991	14,752	9,890	6,404
Provision for income taxes (c)	11,318	8,420	5,493	(2,425)	276

Net income	$17,040	$12,571	$9,259	$12,315	$6,128

Earnings per share:
Basic	$1.28	$0.94	$0.69	$1.53	$0.90
Diluted	$1.25	$0.93	$0.69	$1.41	$0.82
Weighted average shares:
Basic	13,362	13,335	13,328	8,070	6,779
Diluted	13,633	13,539	13,483	8,730	7,443
Unaudited pro forma net income:
Income before taxes				$9,890	$6,404
Pro forma provision for income taxes (c)				3,845	2,595

Pro forma net income				$6,045	$3,809

Pro forma earnings per share:
Basic				$0.75	$0.56
Diluted				$0.71	$0.53
Pro forma weighted average shares:
Basic				8,070	6,779
Diluted				8,473	7,158

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Condensed Balance Sheet Data:
Cash and cash equivalents	$1,267	$109	$13,930	$12,323	$40
Net working capital	41,146	38,563	46,320	35,602	4,653
Total assets	200,333	178,746	106,799	90,021	64,170
Total debt, including current portion	40,220	43,318	381	480	24,503
Total stockholders’ equity	98,859	80,241	66,586	57,171	16,043

Notes to Five-Year Summary

(a)	Effective March 15, 2008, the Company completed the acquisition of a business from MTC Technologies, Inc.

(b)	Effective June 27, 2007, the Company acquired Karta Technologies, Inc. (Karta). Karta added $29 million in revenue to our 2007 financial results. Effective January 31, 2007, the Company acquired Operational Technologies Services, Inc. (OTS). OTS added $9 million in revenue to our 2007 financial results.

(c)	For periods prior to October 19, 2005, the Company was treated for tax purposes as an S corporation. The tax provision shown for those periods reflects the taxes associated with various states that do not recognize the S-corporation tax status. The 2005 Provision for income taxes benefit reflects the transition from an S- to a C-corporation and the tax benefit associated with the initial booking of our net deferred tax assets, offset by the provisional taxes associated with the period the Company was a C-corporation. For comparative purposes, we have included a pro forma provision for income taxes assuming we had been taxed as a C-corporation during all periods when our S-corporation election was in effect.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include, but are not limited to, those discussed in Item 1A. Risk Factors and elsewhere in this Form 10-K.

OVERVIEW

We are a provider of information technology (IT), engineering, and professional engineering services and solutions to U.S. Federal Government agencies. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our customers in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across eight core competencies:

•	enterprise systems management;

•	network engineering;

•	information assurance and cybersecurity;

•	systems engineering and integration;

•	program management, acquisition, and lifecycle support;

•	engineering and logistics;

•	medical transformation/health IT; and

•	distance learning and training.

We generate the majority of our revenue from Federal Government contracts. We report operating results and financial data as one operating segment in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). Revenue from our contracts and task orders is generally linked to trends in Federal Government spending by defense, intelligence, and Federal civilian agencies. The following table shows our revenue from the customer groups listed as a percentage of total revenue for the period shown.

	Year ended December 31,
	2008	2007	2006
Department of Defense and intelligence agencies	81.0%	81.5%	82.0%
Federal civilian agencies	16.3	18.0	17.9
Commercial and state & local entities	2.7	0.5	0.1

Total revenue	100.0%	100.0%	100.0%

We believe that our contract base is well diversified. As of December 31, 2008, our total contract backlog was approximately $1,189 million of which approximately $234 million was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC, agency-specific IDIQ, or other multiple-award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded.

Revenue

The majority of our revenue is derived from services and solutions provided to the Federal Government, primarily by our employees and, to a lesser extent, our subcontractors. In some cases, our revenue includes third-party hardware and software that we purchase on behalf of our customers. The level of hardware and software purchases we make for customers may vary from period to period, depending on specific contract and customer requirements.

Contract Types

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Year ended December 31,
	2008	2007	2006
Time-and-materials	45.4%	38.2%	40.1%
Cost-plus	21.9	29.0	28.5
Fixed-price	32.7	32.8	31.4

Total revenue	100.0%	100.0%	100.0%

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, where we are paid a fixed hourly rate by labor category, to the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus-type contracts, there is limited financial risk, because we are reimbursed all our allowable costs, and therefore, the profit margins tend to be lower on cost-plus-type contracts. Under fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus contracts, fixed-price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our fixed-price service contracts are fixed-price level-of-effort work, which has a lower risk than fixed-price completion contracts, such as software development. Some of our GWACs include provisions for both services, as well as product (hardware and software) purchases. Fixed-price product sales, such as under our NETCENTS contract, tend to carry lower margins, but with lower risk as well, because our prices from our vendors are fixed.

Operating Expenses

Cost of Revenue

Cost of revenue primarily includes direct costs incurred to provide our services and solutions to customers. The most significant portion of these costs is salaries and wages, plus associated fringe benefits including stock compensation, of our employees directly serving customers, in addition to the related management, facilities, and infrastructure costs. Cost of revenue also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase and provide to the customer as part of an integrated solution, and any other related direct costs, such as travel expenses. Because we earn higher profits on our own labor services, we expect the ratio of cost of revenue as a percentage of revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of revenue as a percentage of revenue to increase. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins. In addition, as we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities, resulting in more subcontracted labor and the potential for more third-party hardware and software purchases. While these factors could lead to a higher ratio of cost of revenue as a percentage of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

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

Depreciation and Amortization

Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third-party software we use internally, and leasehold improvements.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of identifiable intangible assets over their estimated useful lives. Non-compete agreements are generally amortized straight-line over the term of the agreement, while contracts and related customer relationships are amortized proportionately against the acquired backlog.

Interest Income and Expense

Interest income is primarily related to earnings on short-term, highly liquid investments of our excess cash. Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and interest on capital leases.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2008	2007	2008	2007
	(in thousands)		(as a Percentage of Revenue)
Revenue	$390,596	$304,420	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	336,473	263,679	86.1	86.6
General and administrative expenses	20,079	15,396	5.1	5.1
Depreciation and amortization	1,888	1,652	0.5	0.6
Amortization of intangible assets	1,772	1,360	0.5	0.4

Total operating costs and expenses	360,212	282,087	92.2	92.7

Operating income	30,384	22,333	7.8	7.3
Interest income	113	544	—	0.2
Interest expense	(2,139)	(1,886)	(0.5)	(0.6)

Income before taxes	28,358	20,991	7.3	6.9
Provision for income taxes	11,318	8,420	2.9	2.8

Net income	$17,040	$12,571	4.4%	4.1%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue: Revenue for the year ended December 31, 2008, was $391 million, compared to $304 million for the year ended December 31, 2007, representing an increase of $87 million, or 28.3%. Our organic growth, which reflects our increase in revenue from year to year excluding the effect of acquisitions, for the year ended December 31, 2008, was 10.5%. The increase in revenue was due to our acquisitions, new contract awards, and growth on existing contracts. Our acquisitions added approximately $65 million to our 2008 revenue. New contract awards consisted primarily of numerous new task order awards under our ITES-2S, NETCENTS, and TEIS contracts. Additionally, we saw significant revenue growth on a number of contracts with the Army and National Guard. The additional revenue on these and other contracts was partially offset by a decrease in revenue due to lower product sales under our NETCENTS contract, as well a reduction in revenue from expired contracts or funding reductions under existing contracts.

Cost of revenue: Cost of revenue for the year ended December 31, 2008, was $336 million, or 86.1% of revenue, compared to $264 million, or 86.6%, for the year ended December 31, 2007. The increase was due to approximately $46 million in higher direct labor and associated indirect expenses, such as fringe benefits, and approximately $27 million in additional subcontractor support, IT product costs, and other direct costs incurred under our contracts. These increases are the result of our acquisitions, new contract awards, and growth on existing contracts. The decrease in cost of revenue as a percentage of revenue is due to an increase in our direct labor as a percentage of revenue, which typically carries higher margins.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2008, were $20.1 million, or 5.1% of revenue, compared to $15.4 million, or 5.1% of revenue, for the year ended December 31, 2007. The increase in general and administrative expenses was due to our acquisition of Karta in June 2007 and its associated general and administrative expenses for the full year 2008 versus six months in 2007, an increase in bid and proposal costs of $1.6 million more in 2008 compared to 2007.

Amortization of intangible assets: Amortization of intangible assets for the year ended December 31, 2008, was $1.8 million, compared to $1.4 million for the year ended December 31, 2007. The increase was the result of the amortization associated with the contracts and customer relationships and non-compete intangible assets recorded in connection with our acquisitions.

Operating income: For the year ended December 31, 2008, operating income was $30.4 million, or 7.8% of revenue, compared to $22.3 million, or 7.3% for the year ended December 31, 2007. Operating income, as a percent of revenue, increased primarily due to a decrease in cost of revenue as a percentage of revenue. That decrease is the result of increased revenue from our own direct labor compared to revenue from subcontractors and IT product revenue, which typically carries higher margins.

Interest income and interest expense: For the year ended December 31, 2008, net interest expense was $2.0 million, compared to net interest expense of $1.3 million for the year ended December 31, 2007. The increase in interest expense was the result of increasing debt in connection with the MTC business acquisition during March 2008 and the Karta acquisition during June 2007.

Income tax: For the year ended December 31, 2008, our income tax expense was 39.9% of our income before tax. This is a decrease from 40.1% for the year ended December 31, 2007.

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2007	2006	2007	2006
	(in thousands)		(as a Percentage of Revenue)
Revenue	$304,420	$218,340	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	263,679	188,878	86.6	86.6
General and administrative expenses	15,396	12,852	5.1	5.9
Depreciation and amortization	1,652	1,629	0.6	0.7
Amortization of intangible assets	1,360	957	0.4	0.4

Total operating costs and expenses	282,087	204,316	92.7	93.6

Operating income	22,333	14,024	7.3	6.4
Interest income	544	817	0.2	0.4
Interest expense	(1,886)	(89)	(0.6)	—

Income before taxes	20,991	14,752	6.9	6.8
Provision for income taxes	8,420	5,493	2.8	2.6

Net income	$12,571	$9,259	4.1%	4.2%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue: Revenue for the year ended December 31, 2007, was $304 million, compared to $218 million for the year ended December 31, 2006, representing an increase of $86 million, or 39%. The increase in revenue was due to our acquisitions, new contract awards and growth on existing contracts. Our acquisitions added approximately $38 million to our 2007 revenue. New contract awards consisted primarily of numerous new task order awards under our NETCENTS, DESP II and ITES-2S contracts. Additionally, we saw significant revenue growth on a contract with the intelligence community, as well as on a number of contracts with the Army and National Guard. The additional revenue on these and other contracts was partially offset by a decrease in revenue of approximately $9 million due to lower product sales under our NETCENTS contract, as well a reduction in revenue from expired contracts or funding reductions under existing contracts, particularly with some of our civilian agency customers.

Cost of revenue: Cost of revenue for the year ended December 31, 2007, was $264 million, or 86.6% of revenue, compared to $189 million, or 86.6%, for the year ended December 31, 2006. The increase was due to approximately $33 million in higher direct labor and associated indirect expenses such as fringe benefits and approximately $42 million additional subcontractor support and IT product costs under our contracts. These increases are the result of our acquisitions, new contract awards, and growth on existing contracts.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2007, were $15.4 million, or 5.1% of revenue, compared to $12.9 million, or 5.9% of revenue, for the year ended December 31, 2006. The increase in general and administrative expenses was primarily due to our acquisition of Karta and its associated general and administrative expenses. There was also an increase in stock option compensation expense, to $0.5 million for the year ended December 31, 2007, compared to $0.1 million for the year ended December 31, 2006, due primarily to the acceleration of vesting on some of our outstanding options from the achievement of certain performance targets. General and administrative expenses as a percentage of revenue declined as we continue to leverage our corporate infrastructure expenses over a larger revenue base.

Amortization of intangible assets: Amortization of intangible assets for the year ended December 31, 2007, was $1.4 million, compared to $1.0 million for the year ended December 31, 2006. The increase was the result of the amortization associated with the contracts and customer relationships and non-compete intangible assets recorded in connection with the acquisitions of OTS and Karta, which was offset by declining amortization of the intangible assets from the SES acquisition.

Operating income: For the year ended December 31, 2007, operating income was $22.3 million, or 7.3% of revenue, compared to $14.0 million, or 6.4% for the year ended December 31, 2006. Operating income, as a percentage of revenue, increased primarily due to a decrease in general and administrative expenses as a percentage of revenue.

Interest income and interest expense: For the year ended December 31, 2007, net interest expense was $1.3 million, compared to net interest income of $0.7 million for the year ended December 31, 2006. The decrease in interest income and increase in interest expense was the result of using cash and debt for the acquisitions of OTS and Karta during 2007.

Income tax: For the year ended December 31, 2007, our income tax expense was 40.1% of our income before tax. This is an increase from 37.2% for the year ended December 31, 2006. The income tax expense for 2006 was reduced by a one-time gain of approximately $0.3 million from finalizing our 2005 income tax returns during 2006. Without this one-time gain, our 2006 tax rate would have been 39.7%.

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. During 2008, approximately 45% of our revenue was generated under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also during 2008, approximately 22% of our revenue was generated under cost-plus contracts, which automatically adjust for changes in cost. The remaining 33% of our revenue was generated under fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investing in capital expenditures, and making selective strategic acquisitions. We expect the combination of current cash on hand, cash flows from operations, and the available borrowing capacity on our credit facility to continue to meet our normal working capital and capital expenditure requirements for at least the next twelve months. As part of our growth strategy, we may pursue acquisitions that could require us to obtain additional debt or issue equity.

During 2008, we borrowed approximately $15.0 million from our credit facility for the acquisition of a business from MTC. Our other significant use of working capital is for accounts receivables. During 2008, the balance of accounts receivable increased by $3.7 million to $92.2 million at the end of the year. Days sales outstanding of accounts receivable (DSO) stood at 83 days as of December 31, 2008. This is a decrease of 9 days as compared to December 31, 2007. This improvement resulted from improved billing and collections processes and the resolution of some Government payment office issues.

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

Funds borrowed under the credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures, and for general corporate uses. As of December 31, 2008, there was approximately $40 million due under the credit facility, which reflects approximately $18 million of repayments since our acquisition of a business from MTC during March 2008. During 2009, we plan to continue to use our operating cash flows to reduce our loan balance. As of December 31, 2008, the loan accrued interest at a rate of LIBOR plus 100 basis points, or 1.43% and we were in compliance with all our loan covenants.

The loan interest accrual rate is set monthly at LIBOR plus a set amount (spread). One of the primary factors determining the spread is the ratio of the amount of our outstanding senior debt ratio to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) adjusted for acquisitions. The lower our ratio, the lower our spread above LIBOR. As of December 31, 2008 our ratio stood at 1.1 to 1 and the spread above LIBOR was 100 basis points. Our spread above LIBOR is based on the following loan covenant.

EBITDA Ratio	Set Amount Above LIBOR
Below 2.0 to 1	100 basis points
Between 2.0 and 2.5 to 1	125 basis points
Between 2.5 and 3.0 to 1	150 basis points
Greater than 3.0 to 1	175 basis points

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2008, that require us to make future cash payments.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Bank loan	$40,000	$—	$40,000	$—	$—
Capital lease obligations	235	131	104	—	—
Operating lease obligations	304	190	114	—	—
Rent on facilities	26,281	7,009	12,170	7,063	39

Total	$66,820	$7,330	$52,388	$7,063	$39

Critical Accounting Policies

Revenue Recognition

Our revenue recognition policy addresses our three different types of contractual arrangements: time-and-materials contracts, cost-plus contracts, and fixed-price contracts.

Time-and-Materials Contracts: Revenue for time-and-materials contracts are recognized as services are performed, generally, on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and other direct expenses used in performance on the contract. Profits on time-and-material contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

Cost-Plus Contracts: Revenue on cost-plus contracts is recognized as services are performed, generally, based on the allowable costs incurred during the period, plus any recognizable earned fee. The Company does not recognize award-fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenue, profit as a percentage of revenue on award-fee contracts will fluctuate period to period.

Fixed-Price Contracts: Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenue on fixed-price service contracts are recognized as services are performed in accordance with Staff Accounting Bulletin No. 104 (SAB 104). SAB 104 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. Revenue on fixed-price contracts that require delivery of specific items may be recognized based on a price per unit as units are delivered. Revenue for fixed-price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Profits related to contracts that are accounted for under SAB 104 may fluctuate from period to period, particularly in the early phases of the contract. Anticipated losses on SAB 104 contracts are recognized as incurred.

Revenue on certain fixed-price completion contracts that are within the scope of Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts (SOP 81-1) is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs, because these contracts require design, engineering, and manufacturing performed to the customer’s specifications. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. A portion of the Company’s revenue is derived from arrangements that include software developed and/or provided by the Company. The Company recognizes this revenue in accordance with SOP 97-2, Software Revenue Recognition (SOP 97-2) as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), by applying the provisions of SOP 81-1, as appropriate, which is recognized under the percentage-of-completion method.

Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion requires the use of estimates. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts accounted for under SOP 81-1 are recognized in the period they are deemed probable and can be reasonably estimated.

Our contracts may include the delivery of a combination of one or more of the Company’s service offerings. In these situations, we apply the separation criteria in Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether our arrangements with multiple elements should be treated as separate units of accounting with revenue allocated to each element of the arrangement based on the relative fair value of each element.

Goodwill and the Amortization of Intangible Assets

Our accounting policy regarding acquisitions is in accordance with SFAS No. 141, Business Combinations, whereby the net tangible and identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the date of acquisition. At the time of the acquisition, all intangibles including the contracts and related customer relationships and non-compete agreements are reviewed to determine the term of amortization for each intangible asset.

Our accounting policy regarding goodwill and the amortization of intangible assets requires that goodwill be reviewed for impairment no less than annually or when circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Annually on October 1, we perform a fair-value analysis of our reporting unit. If goodwill becomes impaired, the Company would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. As of October 1, 2008, the Company determined that its goodwill was not impaired.

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

Our acquisitions to date have been treated as asset purchases under the Internal Revenue Code. As such, the goodwill generated from those acquisitions is deductible for tax purposes. For the year ended 2008, the tax deduction was $5.7 million. At our tax rate of 39.9%, this deduction saved us approximately $2.3 million in current income tax expenditures. As previously noted, goodwill is not deducted for book purposes. Consequently, as we deduct the goodwill for tax purposes, we are increasing our deferred tax liabilities.

New Accounting Pronouncements

During December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations (SFAS No. 141), which became effective January 1, 2009. The new standard replaces existing guidance and significantly changes accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in the results of operations as incurred.

We adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) effective January 1, 2008 as it relates to financial assets. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair-value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair-value measurements. The adoption of SFAS No. 157 did not have a material impact on our results of operations, financial position, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our Credit Agreement. For the year ended December 31, 2008, a 1% change in interest rates would have changed our interest expense and cash flows by approximately $0.5 million. These estimates are based on our average balances for the respective periods.

Additionally, we are subject to credit risks associated with our cash, cash equivalents, and accounts receivable. We believe that the concentration of credit risks with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy requires that we invest excess cash in high-quality investments which preserve principal, provide liquidity, and minimize investment risk. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the Federal Government.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of NCI, Inc. are submitted in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its auditors on accounting principles, practices, or financial statement disclosure during and through the date of the financial statements included in this Report.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting. The assessments of the Company’s disclosure controls and procedures is done on a periodic basis, so the conclusions can be reported each quarter on the Company’s Quarterly Reports on Form 10-Q, including the Company’s Annual Report on Form 10-K with respect to the fourth quarter. Our internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in the Company’s accounting department. We consider the results of these various assessment activities as we monitor our disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant.

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by COSO in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2008, our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Compensation,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”), and that information is incorporated by reference in this Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 406 of Regulation S-K concerning the Company’s Code of Ethics is included under the caption “Election of Directors” in our 2009 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which Company stockholders may recommend nominees to the Company’s Board of Directors is included under the caption “Election of Directors” in our 2009 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2009 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2009 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” in our 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2009 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this annual report on Form 10-K:

(1) All financial statements

(2) Financial statement Schedule II, Valuation and Qualifying Accounts

(3) Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. 2005 Performance Incentive Plan (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.3*	Form of 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.4*	2005 Incentive Compensation Plan (incorporated herein by reference from Exhibit 4.6 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

10.1*	401(k) Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.2	Loan and Security Agreement, dated March 14, 2006, by and among NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent. (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 14, 2006 and filed with the Commission on March 17, 2006).

10.3	First Amendment to Loan and Security Agreement, dated August 1, 2006, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-51579), as filed with the Commission on November 7, 2006).

10.4	Second Amendment to Loan and Security Agreement, dated June 27, 2007, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission on June 27, 2007).

10.5	Third Amendment to Loan and Security Agreement, dated March 20,2008 , by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q (File No. 000-51579), as filed with the Commission on August 1, 2008).

21.1‡	Subsidiaries of Registrant.

23.1‡	Consent of Ernst & Young LLP.

23.2‡	Consent of Padgett, Stratemann & Co., L.L.P.

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement.

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

NCI, Inc.
Registrant

Date: February 27, 2009	By:	/s/ CHARLES K. NARANG
Charles K. Narang
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2009	By:	/s/ JUDITH L. BJORNAAS
Judith L. Bjornaas
Executive Vice President
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

Signature	Title	Date

/s/ TERRY W. GLASGOW Terry W. Glasgow	President and Director	February 27, 2009

/s/ JAMES P. ALLEN James P. Allen	Director	February 27, 2009

/s/ JOHN E. LAWLER John E. Lawler	Director	February 27, 2009

/s/ PAUL V. LOMBARDI Paul V. Lombardi	Director	February 27, 2009

/s/ J. PATRICK MCMAHON J. Patrick McMahon	Director	February 27, 2009

/s/ GURVINDER P. SINGH Gurvinder P. Singh	Director	February 27, 2009

/s/ STEPHEN L. WAECHTER Stephen L. Waechter	Director	February 27, 2009

/s/ DANIEL R. YOUNG Daniel R. Young	Director	February 27, 2009

INDEX TO FINANCIAL STATEMENTS

NCI, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of NCI, Inc.

We have audited NCI, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NCI, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management‘s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company‘s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company‘s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NCI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and stockholder‘s equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of NCI, Inc.

We have audited the accompanying consolidated balance sheets of NCI, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NCI, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated February 25, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

February 25, 2009

NCI, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,267	$109
Accounts receivable, net	92,192	88,493
Deferred tax assets	3,116	1,890
Prepaid expenses and other current assets	1,733	1,244

Total current assets	98,308	91,736
Property and equipment, net	5,378	5,120
Other assets	926	930
Deferred tax assets, net	—	20
Intangible assets, net	7,981	5,448
Goodwill	87,740	75,492

Total assets	$200,333	$178,746

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,747	$30,803
Accrued salaries and benefits	16,436	12,572
Other accrued expenses/liabilities	5,353	6,641
Deferred revenue	2,626	2,215
Current portion of long-term debt	—	942

Total current liabilities	57,162	53,173
Long-term debt	40,000	42,000
Other liabilities	98	217
Deferred tax liabilities, net	1,691	—
Deferred rent	2,523	3,115

Total liabilities	101,474	98,505

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,205,711 shares issued and outstanding as of December 31, 2008 and 8,153,416 shares issued and outstanding as of December 31, 2007	156	155
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of December 31, 2008 and 2007	99	99
Additional paid-in capital	59,734	58,157
Retained earnings	38,870	21,830

Total stockholders’ equity	98,859	80,241

Total liabilities and stockholders’ equity	$200,333	$178,746

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2008	2007	2006
Revenue	$390,596	$304,420	$218,340
Operating costs and expenses:
Cost of revenue	336,473	263,679	188,878
General and administrative expense	20,079	15,396	12,852
Depreciation and amortization	1,888	1,652	1,629
Amortization of intangible assets	1,772	1,360	957

Total operating costs and expenses	360,212	282,087	204,316

Operating income	30,384	22,333	14,024
Interest income	113	544	817
Interest expense	(2,139)	(1,886)	(89)

Income before taxes	28,358	20,991	14,752
Income tax expense	11,318	8,420	5,493

Net income	$17,040	$12,571	$9,259

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,362	13,335	13,328
Net income per share	$1.28	$0.94	$0.69
Diluted:
Weighted average shares and equivalent shares outstanding	13,633	13,539	13,483
Net income per share	$1.25	$0.93	$0.69

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	7,028	$134	6,300	$120	$56,917	$—	$57,171
Net income	—	—	—	—	—	9,259	9,259
Stock compensation expense	—	—	—	—	156	—	156

Balance at December 31, 2006	7,028	$134	6,300	$120	$57,073	$9,259	$66,586
Net income	—	—	—	—	—	12,571	12,571
Stock compensation expense	—	—	—	—	774	—	774
Exercise of stock options	25	—	—	—	221	—	221
Excess tax benefits of stock option exercises	—	—	—	—	89	—	89
Conversion of Class B stock to Class A stock (see note 2)	1,100	21	(1,100)	(21)	—	—	—

Balance at December 31, 2007	8,153	$155	5,200	$99	$58,157	$21,830	$80,241
Net income	—	—	—	—	—	17,040	17,040
Stock compensation expense	—	—	—	—	828	—	828
Exercise of stock options	53	1	—	—	405	—	406
Excess tax benefits of stock option exercises	—	—	—	—	344	—	344

Balance at December 31, 2008	8,206	$156	5,200	$99	$59,734	$38,870	$98,859

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$17,040	$12,571	$9,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,660	3,012	2,586
Gain on sale and disposal of property and equipment	(8)	(4)	(3)
Non-cash stock compensation expense	828	774	156
Deferred income taxes	485	321	2,834
Changes in operating assets and liabilities:
Accounts receivable, net	(3,699)	(5,776)	(19,230)
Prepaid expenses and other assets	(484)	306	(839)
Accounts payable	1,945	4,996	13,858
Accrued expenses/other current liabilities	2,584	2,289	(98)
Deferred rent	(522)	(485)	(431)

Net cash provided by operating activities	21,829	18,004	8,092

Cash flows from investing activities
Purchase of property and equipment	(2,160)	(1,003)	(314)
Proceeds from sale of property and equipment	28	4	6
Cash paid for acquisitions, net of cash acquired	(16,190)	(73,856)	—

Net cash used in investing activities	(18,322)	(74,855)	(308)

Cash flows from financing activities
Proceeds from exercise of stock options	406	221	—
Excess tax deduction from exercise of stock options	344	89	—
(Payments) proceeds from line of credit, net	(2,942)	42,942	—
Principal payments under capital lease obligations	(157)	(222)	(311)
Distributions to stockholders	—	—	(5,866)

Net cash provided by (used in) financing activities	(2,349)	43,030	(6,177)

Net change in cash and cash equivalents	1,158	(13,821)	1,607
Cash and cash equivalents, beginning of year	109	13,930	12,323

Cash and cash equivalents, end of year	$1,267	$109	$13,930

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,139	$1,886	$89

Income taxes	$9,108	$8,069	$3,061

Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$—	$216	$213

See Notes to Consolidated Financial Statements.

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2008

1. Business Overview

NCI, Inc. (the Company or NCI) was incorporated in Delaware during July 2005.

NCI is a provider of information technology (IT), engineering, and professional services and solutions to Federal Government agencies. NCI’s capabilities are centered on overcoming our customers’ challenges to help them meet their critical mission and objectives. Through our comprehensive offerings, we are a full lifecycle capabilities company. We provide full lifecycle IT specialties, complemented by our professional services. We have the agility, position, and determination to focus on expanding market segments within the Federal IT and professional services markets. We are extending our core capabilities in line with key market drivers and investing in a robust set of business solutions and offerings. Our core capabilities include: enterprise systems management; network engineering; information assurance and cybersecurity; systems engineering and integration; program management, acquisition, and lifecycle support; engineering and logistics; medical transformation/health IT; and distance learning and training. The Company provides these services to defense, intelligence, and Federal civilian agencies. The majority of the Company’s revenue was derived from contracts with the Federal Government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the United States.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition

The majority all of the Company’s revenue is derived from services and solutions provided to the Federal Government, primarily by Company employees and, to a lesser extent, subcontractors. In some cases, revenue includes third-party hardware and software purchased on behalf of customers. The level of hardware and software purchases made for customers may vary from period to period depending on specific contract and customer requirements. The Company generates its revenue from three different types of contractual arrangements: time-and-materials contracts; cost-plus contracts; and fixed-price contracts.

Revenue for time-and-materials contracts are recognized as services are performed, generally, on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and other direct expenses used in performance on the contract. Profits on time-and-material contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

Revenue on cost-plus contracts is recognized as services are performed, generally, based on the allowable costs incurred during the period, plus any recognizable earned fee. The Company does not recognize award-fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenue, profit as a percentage of revenue on award-fee contracts will fluctuate period to period.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenue on fixed-price service contracts are recognized as services are performed in accordance with Staff Accounting Bulletin No. 104 (SAB 104). SAB 104 generally requires revenue to be deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectibility is reasonably assured. Revenue on fixed-price contracts that require delivery of specific items may be recognized based on a price per unit as units are delivered. Revenue for fixed-price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Profits related to contracts that are accounted for under SAB 104 may fluctuate from period to period, particularly in the early phases of the contract. Anticipated losses on SAB 104 contracts are recognized as incurred.

Revenue on certain fixed-price completion contracts that are within the scope of Statement of Position 81-1 Accounting for Performance of Construction Type and Certain Production-Type Contracts (SOP 81-1) is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs, because these contracts require design, engineering, and manufacturing performed to the customer’s specifications. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. A portion of the Company’s revenue is derived from arrangements that include software developed and/or provided by the Company. The Company recognizes this revenue in accordance with SOP 97-2, Software Revenue Recognition (SOP 97-2) as amended by SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), by applying the provisions of SOP 81-1, as appropriate, which is recognized under the percentage-of-completion method.

Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion requires the use of estimates. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts accounted for under SOP 81-1 are recognized in the period they are deemed probable and can be reasonably estimated.

Our contracts may include the delivery of a combination of one or more of the Company’s service offerings. In these situations, we apply the separation criteria in Emerging Issues Task Force (EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether our arrangements with multiple elements should be treated as separate units of accounting with revenue allocated to each element of the arrangement based on the relative fair value of each element.

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to cover the risk of collecting less than full payment on receivables. On a quarterly basis the Company reevaluates its receivables, especially receivables that are past due, and reassesses the allowance for doubtful accounts based on specific customer collection issues.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

Property and Equipment

Property, equipment, and leasehold improvements are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range from two to seven years for property and equipment, over the shorter of the lease term or the useful lives of the leasehold improvements, and over 30 years for real property.

Long-Lived Assets (Excluding Goodwill)

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes there were no indications of impairment of such assets during 2008 or 2007.

Intangible Assets

Intangible assets consist of contract and customer relationships, non-compete agreements, and software acquired. Contract and customer relationships are being amortized over the expected backlog life based on projected cash flows, which are proportionate to acquired backlog. Non-compete agreements are being amortized over their contractual life which is between 3 to 5 years. Software acquired is being amortized over 18 months based on its estimated useful life.

Goodwill

Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), requires that goodwill no longer be amortized against earnings, but instead reviewed periodically for impairment. Annually on October 1, the Company performs a fair value analysis of its reporting unit. The Company has one reporting unit. If goodwill becomes impaired, the Company would record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. Based on the analysis performed, the Company determined that no impairment existed as of October 1, 2008 or 2007.

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

Segment Information

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131), establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Income Taxes

We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate tax positions to determine whether the position will more likely than not be sustained upon examination by the applicable tax authorities. The Company recognizes liabilities for uncertain tax positions on open tax years when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured at the Company’s best estimate of the taxes ultimately expected to be paid. If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. If we cannot reach that determination, no benefit is recorded. We record interest and penalties related to income taxes as Interest Expense and General and Administrative Expense, respectively.

New Accounting Pronouncements

During December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), Business Combinations (SFAS No. 141), which became effective January 1, 2009. The new standard replaces existing guidance and significantly changes accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in the results of operations as incurred.

We adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157) effective January 1, 2008, as it relates to financial assets. SFAS No. 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair-value measurements. SFAS No. 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair-value measurements. The adoption of SFAS No. 157 did not have a material impact on our results of operations, financial position, or cash flows.

3. Earnings Per Share

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2008, 2007, and 2006.

	Year ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Net Income	$17,040	$12,571	$9,259

Weighted average number of basic shares outstanding during the period	13,362	13,335	13,328
Dilutive effect of stock options after application of treasury stock method	271	204	155

Weighted average number of diluted shares outstanding during the period	13,633	13,539	13,483

Basic earnings per share	$1.28	$0.94	$0.69
Diluted earnings per share	$1.25	$0.93	$0.69

4. Major Customers

The Company earned almost all its revenue from the Federal Government for each of the years ended December 31, 2008, 2007, and 2006. Revenue by customer sector for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2008		2007		2006
			(dollars in thousands)
Department of Defense and intelligence agencies	$316,316	81.0%	$247,949	81.5%	$179,127	82.0%
Federal civilian agencies	63,827	16.3	54,858	18.0	39,001	17.9
Commercial and state & local entities	10,453	2.7	1,613	0.5	212	0.1

	$390,596	100.0%	$304,420	100.0%	$218,340	100.0%

5. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at December 31, 2008 and 2007 as follows:

	As of December 31,
	2008	2007
	(in thousands)
Billed receivables	$53,435	$53,764
Unbilled receivables:
Billable receivables at end of period	32,464	30,413
Other	7,313	4,901

Total unbilled receivables	39,777	35,314

Total accounts receivable	93,212	89,078
Less: allowance for doubtful accounts	1,020	585

Total accounts receivable, net	$92,192	$88,493

Other unbilled receivables primarily consist of fees withheld by the customers in accordance with the contract terms and conditions that will be billed upon contract completion and approval of indirect rates. Substantially all of the other unbilled receivables are expected to be billed and collected within the next 12 months.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

6. Property and Equipment

The following table details property and equipment at the end of each period:

	As of December 31,
	2008	2007
	(in thousands)
Property and equipment
Furniture and equipment	$13,996	$12,276
Leasehold improvements	4,788	4,684
Real property	549	549

	19,333	17,509
Less: Accumulated depreciation and amortization	13,955	12,389

Net property and equipment	$5,378	$5,120

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $1.9 million, $1.7 million, and $1.6 million, respectively.

7. Intangible Assets

The following table details intangible assets at the end of each period:

	As of December 31,
	2008	2007
	(in thousands)
Contract and customer relationships	$12,404	$8,099
Less: Accumulated amortization	4,734	3,116

	7,670	4,983

Non-compete agreements	1,871	1,871
Less: Accumulated amortization	1,560	1,465

	311	406

Software acquired	118	118
Less: Accumulated amortization	118	59

	—	59

Total	$7,981	$5,448

Amortization expense for the years ended December 31, 2008, 2007, and 2006 was approximately $1.8 million, $1.4 million, and $1.0 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,	(in thousands)
2009	$1,792
2010	1,618
2011	1,343
2012	1,023
2013	889
Thereafter	1,316

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

8. Goodwill

The following table details the balance of goodwill for each acquisition at the end of each period:

	As of December 31,
	2008	2007
	(in thousands)
Spectrum Systems Services, Inc.	$169	$169
Scientific and Engineering Solutions, Inc.	17,258	17,258
Operational Technology Services, Inc.	5,766	5,120
Karta Technologies, Inc.	53,373	52,945
PEO Soldier	11,174	—

Total	$87,740	$75,492

During 2008, NCI finalized its accounting for the Karta Technologies, Inc. (Karta) and added approximately $428,000 to goodwill pursuant to the provisions of SFAS No. 141, Business Combinations.

The definitive agreement for the acquisition of OTS provided for various contingent consideration. During the third quarter of 2008, NCI paid approximately $656,000 as additional consideration for OTS. Pursuant to the provisions of SFAS No. 141, Business Combinations, the payment has been treated as additional cost of the acquisition and added to goodwill.

9. Other Accrued Expenses/Liabilities

Other accrued expenses and liabilities consist of the following:

	As of December 31,
	2008	2007
	(in thousands)
Accrued health claims	$2,058	$2,001
Current portion of capital lease obligation	122	159
Deferred rent, current	616	544
Other accrued expenses	2,557	3,937

Total other accrued expenses/liabilities	$5,353	$6,641

10. Leases

The Company has entered into certain capital lease obligations with various expiration dates through December 2010. During October 2003, the Company entered into a lease line of credit to finance various PC and networking equipment. The applicable interest rates on the capital leases range from 1.6% to 12.3%.

The following amounts have been capitalized and are included in property and equipment:

	As of December 31,
	2008	2007
	(in thousands)
Telephone equipment	$477	$477
PC and networking equipment	726	953
Office furniture and other equipment	45	45

	1,248	1,475
Less: Accumulated amortization	1,037	1,062

	$211	$413

The annual amortization cost is included as depreciation and amortization expense in the Consolidated Statements of Operations.

The Company leases office space, equipment, and automobiles under operating leases that expire on various dates through December 31, 2013. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

Minimum lease payments under the non-cancelable operating leases and the capital leases are as follows:

	Capital leases	Operating leases
	(in thousands)
For the year ending December 31,
2009	$131	$7,199
2010	80	6,292
2011	24	5,992
2012	—	5,065
2013	—	1,998
Thereafter	—	39

Total minimum lease payments	235	$26,585

Amounts representing interest	15

Present value of net minimum lease payments	$220

The Company incurred rent expense, after the impact of the amortization of deferred rent expense, under operating leases of $5.8 million, $4.8 million, and $3.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

11. Credit Facility

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

As of December 31, 2008, the outstanding balance was $40.0 million and interest accrued at a rate of LIBOR plus 100 basis points, or 1.43%. As of December 31, 2008, NCI was in compliance with all its loan covenants.

12. Acquisitions

PEO Soldier

Effective March 15, 2008, the Company completed the acquisition of a business from MTC Technologies, Inc. This business included the right to provide services under the Program Executive Office Soldier, Project Manager Soldier Warrior, and Project Manager Soldier Equipment (PEO Soldier) contract. The Company paid approximately $15.0 million in cash at closing, incurred transaction costs of approximately $0.1 million, and assumed liabilities related to employee vacation balances of approximately $0.4 million. The acquired assets and liabilities were recorded at fair value under the purchase method of accounting. The acquired identified intangible assets had a fair market value of approximately $4.3 million. As the cost of the acquisition exceeded the fair value of the assets acquired, goodwill was recorded in the amount of $11.2 million.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

Karta Technologies, Inc.

On June 27, 2007, the Company completed the acquisition of Karta Technologies, Inc. (Karta). Karta generated revenue for calendar year 2006 of approximately $51 million (unaudited). At the time of the acquisition, Karta had approximately 400 employees located throughout the United States. NCI paid approximately $67.8 million for Karta. The purchase price includes $65.0 million for Karta, $0.2 million for a non-compete agreement, $1.3 million as a working capital adjustment, and $1.3 million in transactions costs.

Operational Technologies Services, Inc.

Effective January 31, 2007, the Company completed the acquisition of Operational Technologies Services, Inc. (OTS). OTS generated revenue for calendar year 2006 of approximately $10 million (unaudited), all derived from contracts with the Federal Aviation Administration. At the time of the acquisition, OTS had approximately 70 employees located primarily within the Greater Washington, DC area. NCI paid approximately $7.9 million in cash including approximately $0.2 million in earnout payments, and $0.4 million of transaction costs.

13. 2005 Performance Incentive Plan

The Board of Directors of the Company has adopted the 2005 Performance Incentive Plan (the Plan) which has been approved by the Company’s stockholders. As of December 31, 2008, the Plan has reserved 3,394,736 shares of Class A common stock for issuance, which increases annually by 78,947 shares. The Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees, and consultants. The Compensation Committee of the Company administers the Plan.

As of December 31, 2008
(in thousands)
Shares reserved under the plan	3,395
Options exercised	1,054
Options outstanding	978

Shares available for future grants	1,363

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

Assumptions Used in Fair Value determination

The following weighted-average assumptions were used for option grants made during the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Expected Volatility	39%	39%	36%
Expected Term (in years)	5.4	5.5	6.1
Risk-free Interest Rate	2.66%	4.60%	4.80%
Dividend Yield	0%	0%	0%

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price.

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

Stock Options Activity

The following table summarizes stock option activity for the period January 1, 2006 through December 31, 2008:

	Options	Weighted Average Exercise Price per Share
	(in thousands)
Outstanding at January 1, 2006	640	$7.88
Granted	64	13.15
Forfeited/cancelled	(60)	8.46

Outstanding at December 31, 2006	644	$8.35

Granted	345	15.79
Forfeited/cancelled	(129)	11.26
Exercised	(26)	8.43

Outstanding at December 31, 2007	834	$10.96

Granted	208	20.89
Forfeited/cancelled	(12)	13.08
Exercised	(52)	7.76

Outstanding at December 31, 2008	978	$13.20

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

The following table summarizes stock option vesting and unvested options for the period January 1, 2006 through December 31, 2008:

	Options (in thousands)	Weighted Average Fair Value	Aggregate Intrinsic Value on Grant Date (in thousands)
Unvested January 1, 2006	614	$3.16	$1,245
Granted	64	5.75	—
Vested	(51)	0.33	(7)
Forfeited	(60)	3.68	(114)

Unvested December 31, 2006	567	$3.49	$1,124

Vested December 31, 2006	77	$9.10	$63

Granted	345	6.76	—
Vested	(378)	3.99	(1,008)
Forfeited	(129)	4.51	(116)

Unvested December 31, 2007	405	$5.45	$—

Vested December 31, 2007	429	$3.62	$1,042

Granted	208	8.39	—
Vested	(131)	4.42	—
Forfeited	(11)	5.48	—

Unvested December 31, 2008	471	$7.04	$—

Vested December 31, 2008	507	$3.79	$914

The following table summarizes stock options outstanding at December 31, 2008:

Range of exercise prices	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Options exercisable
	(in thousands)		(in years)	(in thousands)
$1.00 – $2.00	5	$1.90	4.8	5
$6.00 – $7.00	270	6.65	4.2	270
$10.00 – $13.00	180	10.14	5.8	147
$13.00 – $19.00	430	16.45	5.6	85
$21.00 – $25.00	93	23.78	6.6	—

Stock options granted since 2005 will fully vest over a period of three to five years from the date of grant in accordance with the individual stock option agreement.

Stock Compensation

The following table summarizes stock compensation for the three years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
		(in thousands)
Cost of Revenue	$358	$312	$39
General and Administrative	470	462	117

	$828	$774	$156

We recognized approximately $321,000, $301,000, and $51,000, respectively, of tax benefits from share-based compensation (excluding excess tax benefits recognized upon exercise) during the years ended December 31, 2008, 2007, and 2006 and included those tax benefits in cash from operations in their entirety. As of December 31, 2008, there was approximately $2.6 million of total unrecognized compensation cost of unvested stock compensation agreements related to options accounted for under SFAS No. 123(R). This cost is expected to be fully amortized over the next four years, with approximately $1,002,000, $948,000, $536,000, and $129,000 during 2009, 2010, 2011, and 2012, respectively. SFAS No. 123(R) requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

14. Provision for Income Taxes

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
		(in thousands)
Current
Federal	$8,755	$6,683	$2,138
State and Local	2,078	1,416	521

Total Current	10,833	8,099	2,659
Deferred
Federal	498	299	2,298
State and Local	(13)	22	536

Total Deferred	485	321	2,834

Total Income Tax Provision	$11,318	$8,420	$5,493

The differences between the expense (benefit) from income taxes at the statutory U.S. Federal income tax rate of 35% and those reported in the statements of operations are as follows:

	Year ended December 31,
	2008	2007	2006
		(in thousands)
Federal income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.7	4.5	4.7
Other	0.2	0.6	(2.5)

Total income tax expense	39.9%	40.1%	37.2%

Other differences include, among other things, the nondeductible portion of meals and entertainment. The income tax expense for 2006 was reduced by a one-time gain of approximately $0.3 million from finalizing our 2005 income tax returns during 2006. Without this one-time gain, our 2006 tax rate would have been 39.7%.

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax assets and liabilities are as follows for the years ended December 31:

	2008	2007
	(in thousands)
Deferred tax assets
Accrued vacation and compensation	$2,164	$1,511
Stock compensation	858	561
Deferred rent	1,229	1,446
Allowance for doubtful accounts	400	164
Self insurance	311	—

Total deferred tax assets	4,962	3,682

Deferred tax liabilities
Property and equipment	479	523
Intangible assets	3,058	1,249

Total deferred tax liabilities	3,537	1,772

Net deferred tax assets	$1,425	$1,910

Although realization is not assured, management believes it is more likely than not that all deferred tax assets will be realized.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

We adopted FIN 48, Accounting for Uncertainty in Income Taxes (FIN48) effective January 1, 2007. There was no material impact in applying FIN 48 to our opening balance of Retained Earnings during 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company’s analysis of uncertain tax positions as required under FIN 48 determined that the Company had no material uncertain tax positions and as such, no liability has been recorded as of December 31, 2008. The Company does not anticipate any material changes in this position in the next 12 months.

The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. Federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2005.

15. Profit Sharing

The Company has a 401(k) profit sharing plan that covers substantially all of NCI employees meeting certain criteria. The plan is a “defined contribution plan” whereby participants have the option of contributing to the plan. The plan provides for the Company to contribute 50 cents for each dollar contributed by the employee, up to the first 5% of their contribution. Participants are 100% vested in their employee contributions immediately. The participants become fully vested in the employer contributions over four years of service.

Karta Technologies, Inc. (Karta) was acquired during June 2007. Karta had a 401(k) profit sharing plan that covered substantially all of Karta employees meeting certain criteria. The plan was a “defined contribution plan” whereby participants had the option of contributing to the plan. The plan provided for the Company to contribute 50 cents for each dollar contributed by the employee, up to the first 6% of their contribution. Participants were 100% vested in their employee contributions immediately. The participants became fully vested in the employer contributions over four years of service. The Karta 401(k) plan was merged with the NCI 401(k) plan on January 1, 2009.

The Company’s contributions to both plans for the years ended December 31, 2008, 2007, and 2006 were approximately $2.2 million, $1.9 million, and $1.4 million, respectively.

The Company is also required to contribute to a union pension plan under a Collective Bargaining Agreement with the International Association of Machinists and Aerospace Workers for eligible employees on one of its contracts. The current agreement expires December 31, 2010. For years ended December 31, 2008, 2007, and 2006, the contribution amounts were approximately $45,000, $26,000, and $20,000 respectively.

16. Related Party Transactions

The Company receives support services on an as-needed basis under a subcontract with Net Commerce Corporation, a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. The Company purchased services from Net Commerce Corporation of approximately $552,000, $88,000, and $281,000 for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008 and 2007, there was approximately $44,000 and $42,000 in accounts payable, respectively related to this contract.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh, a previous stockholder of Karta and who is now a member of the NCI Board of Directors. The lease is for approximately 41,000 square feet at approximately $14.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2012. The lease was negotiated and signed as of June 27, 2007 in conjunction with the purchase of Karta. For the years ended December 31, 2008 and 2007, NCI made approximately $886,000 and $382,000, respectively, in lease payments under the office lease.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2008

During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. This Agreement included certain indemnifications from the selling shareholders. Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors, is one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of December 31, 2008 and 2007, the Company had no outstanding claims.

17. Contingencies

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

December 31, 2008

18. Supplemental Quarterly Information (unaudited)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended December 31, 2008 and 2007 are presented below.

	For the quarter ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008 (a)	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007 (b)	Mar. 31, 2007 (c)
	(in thousands)
Statement of Operations Data:
Revenue	$101,617	$101,141	$96,337	$91,501	$88,218	$85,208	$66,703	$64,291
Operating costs and expenses:
Cost of revenue	86,926	87,632	82,571	79,344	76,092	73,841	58,237	55,509
General and administrative expenses	5,062	4,810	5,461	4,746	4,675	4,063	3,078	3,580
Depreciation and amortization	463	455	489	481	461	465	356	370
Amortization of intangible assets	483	483	483	323	444	516	217	183

Total operating costs and expenses	92,934	93,380	89,004	84,894	81,672	78,885	61,888	59,642

Operating income	8,683	7,761	7,333	6,607	6,546	6,323	4,815	4,649
Interest income	15	24	20	54	87	103	212	142
Interest expense	(454)	(498)	(603)	(584)	(903)	(901)	(58)	(24)

Income before income taxes	8,244	7,287	6,750	6,077	5,730	5,525	4,969	4,767
Provision for income taxes	3,298	2,890	2,684	2,446	2,392	2,185	1,961	1,882

Net income	$4,946	$4,397	$4,066	$3,631	$3,338	$3,340	$3,008	$2,885

Earnings per share
Basic	$0.37	$0.33	$0.30	$0.27	$0.25	$0.25	$0.23	$0.22
Diluted	$0.36	$0.32	$0.30	$0.27	$0.25	$0.25	$0.22	$0.21

(a)	Effective March 15, 2008, the Company completed the acquisition of a business from MTC Technologies, Inc.

(b)	Effective June 27, 2007, the Company acquired Karta Technologies, Inc. (Karta). Karta added $29 million in revenue to our 2007 financial results.

(c)	Effective January 31, 2007, the Company acquired Operational Technologies Services, Inc. (OTS). OTS added $9 million in revenue to our 2007 financial results.

SCHEDULE II—Valuation and Qualifying Accounts

	Year ended December 31,
	2008	2007	2006
	(in thousands)
Allowance for doubtful accounts:
Balance at beginning of period	$585	$790	$685
Charged to costs and expense	610	412	185
Deductions	(175)	(787)	(80)
Acquired in business combinations	—	170	—

Balance at end of period	$1,020	$585	$790