Form 10-Q
period 2009-03-31
NCI, Inc.
filed 2009-05-08
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

000-51579

NCI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3211574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11730 Plaza America Drive Reston, Virginia	20190-4764
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 707-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2009, there were 8,222,881 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	As of March 31, 2009	As of December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,441	$1,267
Accounts receivable, net	85,304	92,192
Deferred tax assets	3,214	3,116
Prepaid expenses and other current assets	3,169	1,733

Total current assets	93,128	98,308

Property and equipment, net	5,690	5,378
Other assets	880	926
Intangible assets, net	7,533	7,981
Goodwill	87,740	87,740

Total assets	$194,971	$200,333

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,433	$32,747
Accrued salaries and benefits	15,248	16,436
Other accrued expenses/liabilities	6,171	5,353
Deferred revenue	3,156	2,626

Total current liabilities	56,008	57,162

Long-term debt	30,500	40,000
Other liabilities	76	98
Deferred tax liabilities, net	1,988	1,691
Deferred rent	2,376	2,523

Total liabilities	90,948	101,474

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,222,881 shares issued and outstanding as of March 31, 2009, and 8,205,711 shares issued and outstanding as of December 31, 2008	156	156
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of March 31, 2009, and December 31, 2008	99	99
Additional paid-in capital	60,223	59,734
Retained earnings	43,545	38,870

Total stockholders’ equity	104,023	98,859

Total liabilities and stockholders’ equity	$194,971	$200,333

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenue	$105,017	$91,501

Operating costs and expenses:
Cost of revenue	91,324	79,344
General and administrative expense	4,762	4,746
Depreciation and amortization	498	481
Amortization of intangible assets	448	323

Total operating costs and expenses	97,032	84,894

Operating income	7,985	6,607
Interest income	20	54
Interest expense	(212)	(584)

Income before taxes	7,793	6,077
Income tax expense	3,118	2,446

Net income	$4,675	$3,631

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,409	13,353
Net income per share	$0.35	$0.27

Diluted:
Weighted average shares and equivalent shares outstanding	13,741	13,561
Net income per share	$0.34	$0.27

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$4,675	$3,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	946	804
Gain on sale of property and equipment	—	(11)
Non-cash stock compensation expense	281	159
Deferred income taxes	198	277
Changes in operating assets and liabilities, net of effects of business combination:
Accounts receivable, net	6,888	(1,141)
Prepaid expenses and other assets	(1,390)	(387)
Accounts payable	(1,315)	(2,170)
Accrued expenses/other current liabilities	165	(92)
Deferred rent	(140)	420

Net cash provided by operating activities	10,308	1,490

Cash flows from investing activities
Purchase of property and equipment	(810)	(556)
Proceeds from sale of property and equipment	—	11
Cash paid for acquisition, net of cash acquired	—	(14,996)

Net cash used in investing activities	(810)	(15,541)

Cash flows from financing activities
Proceeds from exercise of stock options	188	—
Excess tax deduction from exercise of stock options	20	—
(Payments) proceeds from line of credit, net	(9,500)	14,058
Principal payments under capital lease obligations	(32)	(41)

Net cash (used in) provided by financing activities	(9,324)	14,017

Net change in cash and cash equivalents	174	(34)
Cash and cash equivalents, beginning of period	1,267	109

Cash and cash equivalents, end of period	$1,441	$75

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$212	$584

Income taxes	$1,423	$415

See accompanying notes

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments (all of which are of a normal, recurring nature) that are necessary to a fair presentation of the results for such periods. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission (SEC). The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

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

The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended March 31, 2009 and 2008, respectively.

	Three months ended March 31,
	2009	2008
	(in thousands, except per share data)
Net Income	$4,675	$3,631

Weighted average number of basic shares outstanding during the period	13,409	13,353
Dilutive effect of stock options after application of treasury stock method	332	208

Weighted average number of diluted shares outstanding during the period	13,741	13,561

Basic earnings per share	$0.35	$0.27

Diluted earnings per share	$0.34	$0.27

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Stock Compensation

During 2009, the Company granted approximately 110,000 options and had exercises of approximately 17,000 options. As of March 31, 2009, there were approximately 1,071,000 options outstanding.

The following table summarizes stock compensation for the three months ended March 31, 2009 and 2008:

	2009	2008
	(in thousands)
Cost of Revenue	$108	$92
General and Administrative	173	67

	$281	$159

As of March 31, 2009, there was approximately $3.5 million of total unrecognized compensation cost related to unvested stock compensation agreements accounted for under SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). This cost is expected to be fully amortized over the next five years, with approximately $961,000, $1,230,000, $818,000, $410,000, and $41,000 during 2009, 2010, 2011, 2012, and 2013, respectively. SFAS No. 123(R) requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options.

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

The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion.

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

As of March 31, 2009, the outstanding balance was approximately $30.5 million and interest accrued at a rate of LIBOR plus 100 basis points, or 1.50%. As of December 31, 2008, the outstanding balance was approximately $40 million. As of March 31, 2009, NCI was in compliance with all its loan covenants.

6. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a Government contractor wholly owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract. For the three months ended March 31, 2009 and 2008, the expense incurred under this agreement was approximately $95,000 and $52,000 respectively. As of March 31, 2009, and December 31, 2008, there were outstanding accounts payable of approximately $45,000 and $44,000, respectively.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors. The lease is for approximately 41,000 square feet at $14.00 per square foot with annual escalation and expires on June 30, 2012. The lease was negotiated and signed as of June 27, 2007. For the three months ended as of March 31, 2009 and 2008, NCI paid approximately $228,000 and $205,000, respectively, for rent to Gur Parsaad Properties, Ltd.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Related Party Transactions (continued)

During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. (Karta). This agreement included certain indemnifications from the selling shareholders. Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors, was one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of March 31, 2009, and December 31, 2008, the Company had outstanding claims in the amount of approximately $11,000 and $0, respectively.

7. New Accounting Pronouncements

We adopted SFAS No. 141(R), Business Combinations (SFAS No. 141(R)) effective January 1, 2009. The new standard replaces existing guidance and significantly changes accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in the results of operations as incurred. There was no material impact to the Company’s financial statements upon adoption of this standard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•

Our dependence on our contracts with Federal Government agencies, particularly within the U.S. Department of Defense, for substantially all our revenue; a change in funding of our contracts due to bid protests, changes in spending patterns or changes in priorities due to the change in administration

•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business

•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)

•	Failure to identify and successfully integrate future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions

•

Current economic market conditions, specifically the credit and liquidity crisis, (i) has caused the interest rate on our outstanding debt to fluctuate and could increase significantly in the future; (ii) could cause our non-government business partners, prime or subcontractors, to default on contracts which may impact our ability to perform; and (iii) could impact the cost of future acquisitions significantly above our current cost of debt

•

Economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) Government contracts for services, (ii) outsourcing of activities that have been performed by the Government, (iii) delays related to agency specific funding freezes, and (iv) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration

•	Our own ability to achieve the objectives of near-term or long-range business plans.

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC, and from time to time, in other filings with the SEC, such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.

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

OVERVIEW

We are a provider of information technology (IT), engineering, and professional services and solutions to U.S. Federal Government agencies. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our clients in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across eight core competencies:

•	Enterprise systems management

•	Network engineering

•	Information assurance and cybersecurity

•	Systems engineering and integration

•	Program management, acquisition, and lifecycle support

•	Engineering and logistics

•	Medical transformation/health IT

•	Distance learning and training.

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

	Three months ended March 31,
	2009	2008
Department of Defense and intelligence agencies	85.5%	79.8%
Federal civilian agencies	13.2%	18.3%
Commercial and state & local entities	1.3%	1.9%

Contract Types

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2009	2008
Time-and-materials	52.0%	39.9%
Cost-plus	15.8	25.9
Fixed-price	32.2	34.2

Results of Operations

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Three months ended March 31,		As a percentage of revenue Three months ended March 31,
	2009	2008	2009	2008
	(unaudited)
Revenue	$105,017	$91,501	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	91,324	79,344	87.0	86.7
General and administrative expenses	4,762	4,746	4.5	5.2
Depreciation and amortization	498	481	0.5	0.5
Amortization of intangible assets	448	323	0.4	0.4

Total operating costs and expenses	97,032	84,894	92.4	92.8

Operating income	7,985	6,607	7.6	7.2
Interest income	20	54	—	—
Interest expense	(212)	(584)	(0.2)	(0.6)

Income before taxes	7,793	6,077	7.4	6.6
Provision for income taxes	3,118	2,446	2.9	2.6

Net income	$4,675	$3,631	4.5%	4.0%

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Revenue

For the three months ended March 31, 2009, total revenue increased by 14.8% or $13.5 million, over the same period a year ago. The increase was due in part to the acquisition of the PEO Soldier contract, which occurred during the late part of first quarter 2008. Additionally, we added a number of new contracts as well as new task orders under our GWAC vehicles, primarily ITES-2S, TEIS, and NETCENTS, and had growth on a number of existing programs, including the expected contract increases under the NETCOM ESTA EMS contract. These increases were slightly offset by revenue reductions due to tasks that ended and lower product related sales under our NETCENTS contract and the implementation of the Microsoft Exchange 2007 Messaging Solution for the Air National Guard which occurred in first quarter 2008.

Cost of revenue

Cost of revenue increased 15.1%, or $12.0 million, for the three months ended March 31, 2009, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, and subcontractor costs related to the increase in revenue. As a percentage of revenue, cost of revenue was 87.0% and 86.7% for the quarters ended March 31, 2009 and 2008, respectively. The 0.3% increase in cost of revenue as a percentage of revenue for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, resulted primarily from a slight increase in indirect expenses as a percentage of cost of revenue.

General and Administrative Expenses

General and administrative expense increased insignificantly in both absolute dollar and percentage terms for the three months ended March 31, 2009, as compared to the same period a year ago. As a percentage of revenue, general and administrative expenses decreased to 4.5% from 5.2% for the quarters ended March 31, 2009 and 2008, respectively, as we leveraged our corporate infrastructure expenses over a larger revenue base.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.5 million for the quarters ended March 31, 2009 and 2008.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.4 and $0.3 million for the quarters ended March 31, 2009 and 2008, respectively. The increase is due to the amortization of intangible assets from our acquisition during 2008.

Operating income

For the three months ended March 31, 2009, operating income was $8.0 million, or 7.6% of revenue, compared to $6.6 million, or 7.2% of revenue, for the three months ended March 31, 2008. Operating income was higher for the three months ended March 31, 2009, due to the higher revenue volume as compared to the same period in the prior year and operating margin increased due to the lower general and administrative expenses as a percentage of revenue.

Interest Income/Expense

Net interest expense was $0.2 million as compared to $0.5 million for the quarters ended March 31, 2009 and 2008, respectively. The decrease is due to both lower borrowing costs and lower average loan balances.

Income Taxes

The increase in income taxes of $0.7 million is the result of the increase in operating income. The effective income tax rate for the quarter ended March 31, 2009, is approximately 40.0% as compared to an effective income tax rate of 40.2% for the quarter ended March 31, 2008.

Contract Backlog

At March 31, 2009, and December 31, 2008, our estimated backlog was $1,191 million and $1,189 million, respectively, of which $249 million and $234 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, investing in capital expenditures, and making strategic acquisitions. Historically, we have relied primarily on our cash flows from operations and borrowings under our credit facility to provide the capital for our liquidity needs. We expect the combination of our current cash and cash equivalent balances, cash flows from operations, and the available borrowing capacity on our credit facility to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to raise additional external capital or increase our borrowings.

Generally, our most significant use of working capital is for accounts receivables. During the first quarter of 2009, the balance of accounts receivable decreased by $6.9 million to $85.3 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) decreased to 73 days as of March 31, 2009. This compares to a DSO of 83 days as of December 31, 2008.

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

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures, and for general corporate uses. As of March 31, 2009, there was $30.5 million outstanding under the credit facility.

Off-Balance Sheet Arrangements

We do not have any off–balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during 2009. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the quarter ended March 31, 2009, a 1% change in interest rates would have changed our interest expense and cash flows by approximately $0.1 million for the three months ended March 31, 2009. This estimate is based on our average balances for the respective period.

Additionally, we are subject to credit risks associated with our cash, cash equivalents, and accounts receivable. We believe that the concentration of credit risks with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy requires that we invest excess cash in high-quality investments, which preserve principal, provide liquidity, and minimize investment risk. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the Federal Government or prime contractors working for the Federal Government.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation as of March 31, 2009, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions, claims, Government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or liquidity.

Item 1A. Risk Factors

There have been no significant changes from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. 2005 Performance Incentive Plan (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.3*	Form of 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

10.1*	401(k) Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.2	Loan and Security Agreement, dated March 14, 2006, by and among NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent. (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 14, 2006, and filed with the Commission on March 17, 2006).

10.3	First Amendment to Loan and Security Agreement, dated August 1, 2006, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-51579), as filed with the Commission on November 7, 2006)

10.4	Second Amendment to Loan and Security Agreement, dated June 27, 2007, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission on June 27, 2007).

10.5	Third Amendment to Loan and Security Agreement, dated March 20,2008, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q (File No. 000-51579), as filed with the Commission on August 1, 2008).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: May 8, 2009	By:	/s/ Charles K. Narang
Charles K. Narang Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas Executive Vice President Chief Financial Officer (Principal Financial and Accounting Officer)