Form 10-Q
period 2009-06-30
NCI, Inc.
filed 2009-08-06
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

000-51579

NCI, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3211574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11730 Plaza America Drive Reston, Virginia	20190-4764
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 707-6900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2009, there were 8,273,954 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	As of June 30, 2009	As of December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,467	$1,267
Accounts receivable, net	80,419	92,192
Deferred tax assets	3,369	3,116
Prepaid expenses and other current assets	3,514	1,733

Total current assets	88,769	98,308

Property and equipment, net	6,562	5,378
Other assets	824	926
Intangible assets, net	7,085	7,981
Goodwill	87,740	87,740

Total assets	$190,980	$200,333

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,632	$32,747
Accrued salaries and benefits	16,672	16,436
Other accrued expenses/liabilities	4,975	5,353
Deferred revenue	2,852	2,626

Total current liabilities	50,131	57,162

Long-term debt	26,000	40,000
Other liabilities	58	98
Deferred rent	2,230	2,523
Deferred tax liabilities, net	2,355	1,691

Total liabilities	80,774	101,474

Stockholders’ equity:

Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,273,954 shares issued and outstanding as of June 30, 2009, and 8,205,711 shares issued and outstanding as of December 31, 2008	157	156

Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of June 30, 2009, and December 31, 2008	99	99
Additional paid-in capital	61,285	59,734
Retained earnings	48,665	38,870

Total stockholders’ equity	110,206	98,859

Total liabilities and stockholders’ equity	$190,980	$200,333

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue	$108,519	$96,337	$213,536	$187,838

Operating costs and expenses:
Cost of revenue	93,976	82,571	185,300	161,915
General and administrative expense	4,894	5,461	9,655	10,207
Depreciation and amortization	543	489	1,041	970
Amortization of intangible assets	448	483	896	806

Total operating costs and expenses	99,861	89,004	196,892	173,898

Operating income	8,658	7,333	16,644	13,940
Interest income	10	20	30	74
Interest expense	(161)	(603)	(374)	(1,186)

Income before income taxes	8,507	6,750	16,300	12,828
Income tax expense	3,387	2,684	6,505	5,131

Net income	$5,120	$4,066	$9,795	$7,697

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,438	13,353	13,424	13,353

Net income per share	$0.38	$0.30	$0.73	$0.58

Diluted:

Weighted average shares and equivalent shares outstanding	13,755	13,616	13,748	13,588

Net income per share	$0.37	$0.30	$0.71	$0.57

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$9,795	$7,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,937	1,776
Gain on sale and disposal of property and equipment		(11)
Non-cash stock compensation expense	609	356
Deferred income taxes	410	552
Changes in operating assets and liabilities:
Accounts receivable, net	11,773	(4,987)
Prepaid expenses and other assets	(1,679)	(1,798)
Accounts payable	(7,115)	(1,426)
Accrued expenses/other current liabilities	97	2,105
Deferred rent	(282)	(262)

Net cash provided by operating activities	15,545	4,002

Cash flows from investing activities
Purchase of property and equipment	(2,225)	(847)
Proceeds from sale of property and equipment	—	11
Cash paid for acquisitions, net of cash received	—	(16,191)

Net cash used in investing activities	(2,225)	(17,027)

Cash flows from financing activities
Proceeds from exercise of stock options	765	—
Excess tax deduction from exercise of stock options	178	—
(Repayment) proceeds of line of credit, net	(14,000)	14,058
Principal payments under capital lease obligations	(63)	(81)

Net cash (used in) provided by financing activities	(13,120)	13,977

Net change in cash and cash equivalents	200	952
Cash and cash equivalents, beginning of period	1,267	109

Cash and cash equivalents, end of period	$1,467	$1,061

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$374	$1,186

Income taxes	$8,274	$5,186

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

The Company evaluated events subsequent to June 30, 2009, through publication of these financial statements on August 6, 2009.

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

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Earnings Per Share (continued)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data))
Net Income	$5,120	$4,066	$9,795	$7,697

Weighted average number of basic shares outstanding during the period	13,438	13,353	13,424	13,353
Dilutive effect of stock options after application of treasury stock method	317	263	324	235

Weighted average number of diluted shares outstanding during the period	13,755	13,616	13,748	13,588

Basic earnings per share	$0.38	$0.30	$0.73	$0.58

Diluted earnings per share	$0.37	$0.30	$0.71	$0.57

4. Stock Compensation

During 2009, the Company granted approximately 138,000 options and had exercises of approximately 68,000 options. As of June 30, 2009, there were approximately 1,034,000 options outstanding.

The following table summarizes stock compensation for the three and six months ended June 30, 2009, and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Cost of Revenue	$124	$114	$232	$206
General and Administrative	204	83	377	150

	$328	$197	$609	$356

As of June 30, 2009, there was approximately $3.5 million of total unrecognized compensation cost related to unvested stock compensation agreements accounted for under SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). This cost is expected to be fully amortized over the next five years, with approximately $704,000, $1,362,000, $950,000, $471,000, and $41,000 during the remainder of 2009, 2010, 2011, 2012, and 2013, respectively. SFAS No. 123(R) requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options.

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

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. Loan and Security Agreement (continued)

As of June 30, 2009, the outstanding balance was $26.0 million and interest accrued at a rate of LIBOR plus 100 basis points, or 1.32%. As of December 31, 2008, the outstanding balance was approximately $40.0 million. As of June 30, 2009, NCI was in compliance with all its loan covenants.

6. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a Government contractor wholly owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract. For the three months ended June 30, 2009, and 2008, the expense incurred under this agreement was approximately $183,000 and $252,000, respectively. For the six months ended June 30, 2009, and 2008, the expense incurred under this agreement was approximately $278,000 and $304,000, respectively. As of June 30, 2009, and December 31, 2008, there were outstanding accounts payable of approximately $0 and $44,000, respectively.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors. The lease is for approximately 41,000 square feet at $14.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2012. For the three months ended June 30, 2009, and 2008, NCI has paid approximately $294,000 and $220,000, respectively, for rent to Gur Parsaad Properties, Ltd. For the six months ended June 30, 2009, and 2008, NCI paid approximately $522,000 and $424,000, respectively, for rent to Gur Parsaad Properties, Ltd. As of June 30, 2009, and December 31, 2008, there were no outstanding accounts payable.

During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. (Karta). This agreement included certain indemnifications from the selling shareholders. Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors, was one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of June 30, 2009, and December 31, 2008, the Company had outstanding claims in the amount of approximately $40,000 and $0, respectively.

7. New Accounting Pronouncements

We adopted SFAS No. 141(R), Business Combinations effective January 1, 2009. The new standard replaces existing guidance and significantly changes accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction and post acquisition restructuring costs in the results of operations as incurred. There was no material impact to the Company’s financial statements upon adoption of this standard.

We adopted SFAS No. 165, Subsequent Events effective June 30, 2009. The new standard establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued. There was no material impact to the Company’s financial statements upon adoption of this standard.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. New Accounting Pronouncements (continued)

During June 2009, the FASB (Financial Accounting Standards Board) issued SFAS No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance — authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification will be effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change or alter existing GAAP, it is not anticipated to impact the Company’s financial statements.

8. Subsequent Event

TRS Acquisition

Effective July 31, 2009, the Company completed the acquisition of 100% of the equity interests of TRS Consulting, Inc. (TRS). TRS is a provider of high-end IT and software development services to the intelligence community. NCI acquired TRS to expand our presence in Intelligence Community. The Company paid approximately $18.0 million in cash at closing. In addition, the purchase agreement for the acquisition of TRS provides for various contingent consideration. NCI could pay up to an additional $6.0 million over the next 30 months following closing if certain performance milestones are achieved.

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

•

Failure to integrate TRS Consulting, Inc. or to identify and successfully integrate future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions

•

Current economic market conditions, specifically the credit and liquidity crisis, (i) has caused the interest rate on our outstanding debt to fluctuate and could increase significantly in the future; (ii) could cause our non-government business partners, prime or subcontractors, to default on contracts which may impact our ability to perform; and (iii) could impact the cost of future acquisitions significantly above our current cost of debt

•

Economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) Government contracts for services, (ii) outsourcing of activities that have been performed by the Government, (iii) delays related to agency specific funding freezes, and (iv) competition for task orders under Government Wide Acquisition Contracts (GWACs) and/or schedule contracts with the General Services Administration

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

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us,” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

Overview

We are a provider of information technology (IT), engineering, and professional engineering services and solutions to U.S. Federal Government agencies. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our clients in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across eight core competencies:

•	Enterprise systems management

•	Network engineering

•	Information assurance and cybersecurity

•	Systems engineering and integration

•	Program management, acquisition, and lifecycle support

•	Engineering and logistics

•	Medical transformation/health IT

•	Distance learning and training

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Department of Defense and intelligence agencies	87.3%	79.2%	86.4%	79.5%
Federal civilian agencies	12.7%	16.9%	12.9%	17.6%
Commercial and state & local entities	—%	3.9%	0.7%	2.9%

Contract Types

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Time-and-materials	53.6%	46.8%	52.8%	43.4%
Cost-plus	16.1%	23.2%	16.0%	24.5%
Fixed-price	30.3%	30.0%	31.2%	32.1%

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

Results of Operations

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Three months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
	(in thousands)		(as a percentage of revenue)
Revenue	$108,519	$96,337	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	93,976	82,571	86.6	85.7
General and administrative expenses	4,894	5,461	4.5	5.7
Depreciation and amortization	543	489	0.5	0.5
Amortization of intangible assets	448	483	0.4	0.5

Total operating costs and expenses	99,861	89,004	92.0	92.4

Operating income	8,658	7,333	8.0	7.6
Interest income	10	20	—	—
Interest expense	(161)	(603)	(0.2)	(0.6)

Income before taxes	8,507	6,750	7.8	7.0
Provision for income taxes	3,387	2,684	3.1	2.8

Net income	$5,120	$4,066	4.7%	4.2%

Revenue

For the three months ended June 30, 2009, total revenue increased by 12.6% or $12.2 million, over the same period a year ago. This increase is due to significant growth on some of our IDIQ contracts, particularly the NETCOM EMS and PEO Soldier contracts, as well as a number of new task awards under our GWAC contract vehicles, primarily NETCENTS, TEIS, and ITES-2S, and new contract awards. This growth was partially offset by revenue reductions from programs that have been completed.

Cost of revenue

Cost of revenue increased 13.8%, or $11.4 million, for the three months ended June 30, 2009, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, subcontractor costs, hardware and product related expenses, and other direct costs such as travel, driven by the increase in revenue. As a percentage of revenue, cost of revenue was 86.6% and 85.7% for the quarters ended June 30, 2009, and 2008, respectively. The 0.9% increase in cost of revenue as a percentage of revenue resulted from approximately $660,000 less in award fees received and slightly lower margins on the start of new contracts for the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008.

General and Administrative Expenses

General and administrative expense decreased 10.4%, or $0.6 million, for the three months ended June 30, 2009, as compared to the same period a year ago. As a percentage of revenue, general and administrative expenses decreased to 4.5% from 5.7% for the quarters ended June 30, 2009, and 2008, respectively. The decrease was primarily due to significantly lower bid and proposal costs incurred during the quarter ended June 30, 2009, compared to the same quarter of 2008.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.5 million for the quarters ended June 30, 2009, and 2008.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.4 million for the quarter ended June 30, 2009, as compared to $0.5 million for the period ended June 30, 2008.

Operating income

For the three months ended June 30, 2009, operating income was $8.7 million, or 8.0% of revenue, compared to $7.3 million, or 7.6% of revenue, for the three months ended June 30, 2008. Operating income was higher for the three months ended June 30, 2009, due to the higher revenue volume and lower general and administrative expenses as compared to the same period in the prior year. Operating income, as a percent of revenue, was higher for the three months ended June 30, 2009, compared to the same period in the prior year due to lower general and administrative expenses as a percentage of revenue due primarily to lower bid and proposal expenses for the quarter. This was partially offset by the lower award fees received in the quarter as compared to the same quarter in the prior year and the higher cost of revenue as a percentage of revenue. We expect bid and proposal costs to increase in the future which may reduce operating margins.

Interest Income/Expense

Net interest expense was approximately $0.2 million for the quarter ended June 30, 2009, as compared to net interest expense of $0.6 million for the corresponding quarter during 2008. The decrease is due to the reduction of debt as well as a reduced interest rate on our debt when compared to 2008.

Income Taxes

The increase in income taxes of $0.7 million is the result of the increase in operating income. The effective income tax rate was approximately 39.8% for the quarters ended June 30, 2009, and 2008.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Six months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)		(as a percentage of revenue)
Revenue	$213,536	$187,838	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	185,300	161,915	86.8	86.2
General and administrative expenses	9,655	10,207	4.5	5.4
Depreciation and amortization	1,041	970	0.5	0.5
Amortization of intangible assets	896	806	0.4	0.5

Total operating costs and expenses	196,892	173,898	92.2	92.6

Operating income	16,644	13,940	7.8	7.4
Interest income	30	74	—	—
Interest expense	(374)	(1,186)	(0.2)	(0.6)

Income before taxes	16,300	12,828	7.6	6.8
Provision for income taxes	6,505	5,131	3.0	2.7

Net income	$9,795	$7,697	4.6%	4.1%

Revenue

For the six months ended June 30, 2009, total revenue increased by 13.7% or $25.7 million, over the same period a year ago. The increase is due to significant growth on some of our IDIQ contracts, particularly the NETCOM EMS contract and the PEO Soldier contract, which was acquired during the first quarter 2008, as well as a number of new task awards under our GWAC contract vehicles, primarily NETCENTS, TEIS, and ITES-2S, along with other new contract awards. This growth was partially offset by revenue reductions from programs that have ended, lower product and other direct cost purchases on some contracts, and some scope reductions on certain projects.

Cost of revenue

Cost of revenue increased 14.4%, or $23.4 million for the six months ended June 30, 2009, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, higher subcontractor costs, and other direct costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 86.8% and 86.2% for the six months ended June 30, 2009, and 2008, respectively. The 0.6% increase in cost of revenue as a percentage of revenue is due to lower award fees received and slightly lower margins on the start of new contracts for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

General and Administrative Expenses

General and administrative expense decreased 5.4%, or $0.6 million for the six months ended June 30, 2009, as compared to the same period a year ago. As a percentage of revenue, general and administrative expenses decreased to 4.5% from 5.4% for the six months ended June 30, 2009, and 2008, respectively. The decrease is due primarily to lower bid and proposal costs.

Depreciation and Amortization

Depreciation and amortization expense was approximately $1.0 million for the six months ended June 30, 2009, and 2008.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.9 million for the six months ended June 30, 2009, and $0.8 million for the same period during 2008. The increase is due primarily to the intangible assets associated with our acquisitions.

Operating income

For the six months ended June 30, 2009, operating income was $16.6 million, or 7.8% of revenue, compared to $13.9 million, or 7.4% of revenue, for the six months ended June 30, 2008. Operating income was higher for the six months ended June 30, 2009, due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was higher for the six months ended June 30, 2009, compared to the same period in the prior year due to the lower percentage general and administrative expenses as a percent of revenue. We expect bid and proposal costs to increase in the future which may reduce operating margins.

Interest Income/Expense

Net interest expense was approximately $0.3 million for the six months ended June 30, 2009, as compared to $1.1 million for the same period during 2008. The decrease is due to our reduction of debt as well as a lower interest rate as compared to the same period during the prior year.

Income Taxes

The increase in income taxes of $1.4 million is the result of the increase in operating income, slightly offset by a 0.1% rate decrease. The effective income tax rate for the six months ended June 30, 2009, is approximately 39.9% as compared to an effective income tax rate of 40.0% for the six months ended June 30, 2008.

Contract Backlog

At June 30, 2009, and December 31, 2008, our estimated backlog was $1,120 million and $1,189 million, respectively, of which $205 million and $234 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the fiscal ended December 31, 2008, filed with the SEC.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, capital expenditures, and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. We expect the combination of our current cash, cash flow from operations, and the available borrowing capacity on our credit facility to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to obtain additional debt or issue equity.

Generally, our most significant use of working capital is for financing accounts receivables, investing in capital expenditures, and making select strategic acquisitions. During the second quarter of 2009, the balance of accounts receivable decreased by $4.9 million to $80.4 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) stood at 67 days as of June 30, 2009. This compares to a DSO of 83 days as of December 31, 2008. Historically, we have experienced DSO’s at a much higher level and we are focused on keeping DSO’s in the range of the high 60’s to mid 70’s. An increase in our DSO’s will impact our cash flow and working capital requirements.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement (the Agreement) consists of a revolving credit facility with an original principal amount of up to $90.0 million, which includes a swingline facility with an original principal amount of up to $5.0 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. Interest is accruing at LIBOR plus 100 basis points or 1.32% as of June 30, 2009. The credit facility expires on March 14, 2011.

Funds borrowed under the revolving credit facility will be used to finance possible future acquisitions, to provide for working capital expenditures, and for general corporate uses. As of June 30, 2009, there was $26.0 million outstanding under the credit facility.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. A 1% change in interest rates would have changed our interest expense and cash flow by approximately $0.1 million for the quarter ended June 30, 2009, and approximately $0.2 million for the six months ended June 30, 2009.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation as of June 30, 2009, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 10, 2009, (the “Annual Meeting”). The following proposals were voted upon at the Annual Meeting:

Proposal 1:	The election of nine directors to serve a one year term or until their respective successors have been duly elected and qualified.

Proposal 2:	The approval of The Amended and Restated 2005 Performance Incentive Plan.

Proposal 3:	To ratify the appointment of Ernst & Young, LLP as the Company’s independent registered public accounting firm for the current fiscal year.

A summary of the voting for proposals voted upon at the Annual Meeting is as follows:

Proposal		For	Against or Withheld

Proposal 1	Election of Directors
	Charles K. Narang	59,536,112	52,224
	Terry W. Glasgow	59,571,589	16,747
	James P. Allen	59,307,883	280,453
	John E. Lawler	59,571,589	16,747
	Paul V. Lombardi	59,307,543	280,793
	J. Patrick McMahon	59,571,907	16,429
	Gurvinder P. Singh	59,506,706	81,630
	Stephen L. Waechter	59,571,907	16,429
	Daniel R. Young	59.307,543	280,793

Proposal 2	The approval of The Amended and Restated 2005 Performance Incentive Plan	55,350,100	3,708,928

Proposal 3	Retain Ernst & Young, LLP as NCI’s Independent Registered Public Accounting Firm	59,545,498	42,349

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form 8-K, as filed with the Commission on June 12, 2009).

10.1*	401(k) Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.2	Loan and Security Agreement, dated March 14, 2006, by and among NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent. (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 14, 2006, and filed with the Commission on March 17, 2006).

10.3	First Amendment to Loan and Security Agreement, dated August 1, 2006, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-51579), as filed with the Commission on November 7, 2006)

10.4	Second Amendment to Loan and Security Agreement, dated June 27, 2007, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission on June 27, 2007).

10.5	Third Amendment to Loan and Security Agreement, dated March 20,2008, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q (File No. 000-51579), as filed with the Commission on August 1, 2008).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: August 6, 2009	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2009	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)