Form 10-Q
period 2009-09-30
NCI, Inc.
filed 2009-11-05
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October 30, 2009, there were 8,280,204 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	As of September 30, 2009	As of December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,958	$1,267
Accounts receivable, net	93,989	92,192
Deferred tax assets	3,385	3,116
Prepaid expenses and other current assets	2,455	1,733

Total current assets	102,787	98,308

Property and equipment, net	7,147	5,378
Other assets	837	926
Intangible assets, net	9,212	7,981
Goodwill	106,580	87,740

Total assets	$226,563	$200,333

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,835	$32,747
Accrued salaries and benefits	19,061	16,436
Other accrued expenses/liabilities	7,379	5,353
Deferred revenue	2,372	2,626

Total current liabilities	69,647	57,162

Long-term debt	32,000	40,000
Other liabilities	3,580	98
Deferred rent	2,071	2,523
Deferred tax liabilities, net	2,846	1,691

Total liabilities	110,144	101,474

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,280,204 shares issued and outstanding as of September 30, 2009, and 8,205,711 shares issued and outstanding as of December 31, 2008	157	156
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of September 30, 2009, and December 31, 2008	99	99
Additional paid-in capital	61,873	59,734
Retained earnings	54,290	38,870

Total stockholders’ equity	116,419	98,859

Total liabilities and stockholders’ equity	$226,563	$200,333

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenue	$130,198	$101,141	$343,733	$288,979

Operating costs and expenses:
Cost of revenue	113,403	87,632	298,703	249,547
General and administrative expense	6,271	4,810	15,926	15,016
Depreciation and amortization	518	455	1,559	1,425
Amortization of intangible assets	578	483	1,474	1,289

Total operating costs and expenses	120,770	93,380	317,662	267,277

Operating income	9,428	7,761	26,071	21,702
Interest income	15	24	45	97
Interest expense	(160)	(498)	(533)	(1,685)

Income before income taxes	9,283	7,287	25,583	20,114
Income tax expense	3,658	2,890	10,163	8,020

Net income	$5,625	$4,397	$15,420	$12,094

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,477	13,361	13,442	13,356

Net income per share	$0.42	$0.33	$1.15	$0.91

Diluted:

Weighted average shares and equivalent shares outstanding	13,801	13,672	13,766	13,616

Net income per share	$0.41	$0.32	$1.12	$0.89

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$15,420	$12,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,033	2,714
Gain on sale and disposal of property and equipment	2	(11)
Non-cash stock compensation expense	980	581
Deferred income taxes	888	1,085
Changes in operating assets and liabilities:
Accounts receivable, net	(578)	5,469
Prepaid expenses and other assets	(600)	(525)
Accounts payable	8,032	856
Accrued expenses/other current liabilities	(197)	3,353
Deferred rent	(437)	(407)

Net cash provided by operating activities	26,543	25,209

Cash flows from investing activities
Purchase of property and equipment	(2,966)	(1,164)
Proceeds from sale of property and equipment	—	11
Cash paid for acquisitions, net of cash received	(14,953)	(16,190)

Net cash used in investing activities	(17,919)	(17,343)

Cash flows from financing activities
Payments on from line of credit, net	(8,000)	(6,442)
Principal payments under capital lease obligations	(94)	(120)
Proceeds from exercise of stock options	865	133
Excess tax deductions from stock options	296	44

Net cash used in financing activities	(6,933)	(6,385)

Net change in cash and cash equivalents	1,691	1,481
Cash and cash equivalents, beginning of period	1,267	109

Cash and cash equivalents, end of period	$2,958	$1,590

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$533	$1,685

Income taxes	$10,397	$7,012

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

The Company evaluated events subsequent to September 30, 2009, through publication of these financial statements on November 5, 2009.

2. Business Overview

NCI is a provider of information technology (IT), engineering, and professional services and solutions to Federal Government agencies. NCI’s capabilities are centered on overcoming customers’ challenges to help them meet their critical mission and objectives. NCI provides full lifecycle IT specialties, complemented by professional services. NCI has the agility, position, and determination to focus on expanding market segments within the Federal IT and professional services markets. The Company is extending its core capabilities in line with key market drivers and investing in a robust set of business solutions and offerings. NCI’s core capabilities include: enterprise systems management; network engineering; information assurance and cybersecurity; systems engineering and integration; program management, acquisition, and lifecycle support; engineering and logistics; medical transformation/health IT; and distance learning and training. The Company provides these services to defense, intelligence, and Federal civilian agencies. The majority of the Company’s revenue was derived from contracts with the Federal Government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the United States.

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)

Net Income	$5,625	$4,397	$15,420	$12,094

Weighted average number of basic shares outstanding during the period	13,477	13,361	13,442	13,356
Dilutive effect of stock options after application of treasury stock method	324	311	324	260

Weighted average number of diluted shares outstanding during the period	13,801	13,672	13,766	13,616

Basic earnings per share	$0.42	$0.33	$1.15	$0.91

Diluted earnings per share	$0.41	$0.32	$1.12	$0.89

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Stock Compensation

During 2009, the Company granted approximately 213,000 options and had exercises of approximately 74,000 options. As of September 30, 2009, there were approximately 1.1 million options outstanding.

The following table summarizes stock compensation for the three and nine months ended September 30, 2009, and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Cost of Revenue	$141	$94	$373	$300
General and Administrative	229	131	607	281

	$370	$225	$980	$581

As of September 30, 2009, there was approximately $4.0 million of total unrecognized compensation cost related to unvested stock compensation agreements. This cost is expected to be fully amortized over the next five years, with approximately $406,000, $1,576,000, $1,164,000, $685,000, and $184,000 during the remainder of 2009, 2010, 2011, 2012, and 2013, respectively. The cost of the options are included in the Company’s Statement of Operations before or in conjunction with the vesting of options.

5. Acquisition

TRS Acquisition

Effective July 31, 2009, the Company completed the acquisition of 100% of the equity interests of TRS Consulting, Inc. (TRS). TRS is a provider of high-end IT and software development services to the intelligence community. NCI acquired TRS to expand NCI’s presence in the Intelligence Community. The Company paid approximately $17.2 million in cash at closing. In addition, the purchase agreement for the acquisition of TRS provides for various contingent consideration. NCI could pay up to an additional $6.0 million over the next 30 months following closing if certain performance milestones are achieved. As of the day of closing, the contingent consideration was valued at approximately $5.3 million.

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

As of September 30, 2009, the outstanding balance was approximately $32.0 million and interest accrued at a rate of LIBOR plus 100 basis points, or 1.26%. As of December 31, 2008, the outstanding balance was approximately $40.0 million. As of September 30, 2009, NCI was in compliance with all its loan covenants.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a Government contractor wholly owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended September 30, 2009, and 2008, the expense incurred under this agreement was approximately $132,000 and $151,000 respectively. For the nine months ended September 30, 2009, and 2008, the expense incurred under this agreement was approximately $478,000 and $455,000, respectively. As of September 30, 2009, and December 31, 2008, there were outstanding accounts payable of approximately $64,000 and $44,000, respectively.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors. For the three months ended September 30, 2009, and 2008, NCI paid approximately $240,000 and $231,000, respectively, for rent to Gur Parsaad Properties, Ltd. For the nine months ended September 30, 2009, and 2008, NCI paid approximately $762,000 and $655,000, respectively, for rent to Gur Parsaad Properties, Ltd.

During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. (Karta). This agreement included certain indemnifications from the selling shareholders. Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors, was one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of September 30, 2009, and December 31, 2008, the Company had outstanding claims in the amount of approximately $36,000 and $0, respectively.

8. New Accounting Pronouncements

During June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification TM (“ASC”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification reorganizes thousands of pronouncements into roughly 90 accounting topics and displays the topics using a consistent structure. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification became effective for interim and annual periods ending after September 15, 2009. The Codification did not have a material impact on the Company’s results of operations or financial position.

During December 2007, the FASB issued new accounting guidance related to the accounting for business combinations and related disclosures that the Company adopted effective January 1, 2009. This guidance replaced existing guidance and significantly changed accounting and reporting relative to business combinations in consolidated financial statements, including requirements to recognize acquisition-related transaction costs and post acquisition restructuring costs in the results of operations as incurred. There was no material impact to the Company’s financial statements upon adoption of this standard.

During June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events that the Company adopted effective June 30, 2009. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued. There was no material impact to the Company’s financial statements upon adoption of this standard.

During October 2009, the FASB updated, Revenue Recognition, Multiple-Deliverable Revenue Arrangements. This guidance is effective for fiscal years beginning on or after June 30, 2010. Early adoption is permitted. Presently, the Company must use fair value when separating multiple-deliverables contained within the same agreement or defer all revenue from the agreement until all elements have been delivered. This update will allow the Company to use estimated selling price to separate multiple-deliverables when fair value is not available. The Company has not made a decision regarding early adoption. The Company is currently assessing the impact this standard will have on the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•

Our dependence on our contracts with Federal Government agencies, particularly within the U.S. Department of Defense, for substantially all our revenue; a change in funding of our contracts due to bid protests; changes in spending patterns; changes in contract type, particularly changes from cost-plus or time-and-material type contracts to fixed-price type contracts; or changes in priorities due to the change in administration

•

Changes in Federal Government programs or requirements, including the increased use of small business providers or curtailment of Federal Government’s use of professional service providers (insourcing)

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Department of Defense and intelligence agencies	89.0%	79.6%	87.4%	79.5%
Federal civilian agencies	11.0%	16.8%	12.2%	17.3%
Commercial and state & local entities	—%	3.6%	0.4%	3.2%

Contract Types

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Time-and-materials	48.2%	44.1%	51.0%	43.7%
Cost-plus	13.2%	20.0%	14.9%	22.9%
Fixed-price	38.6%	35.9%	34.1%	33.4%

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

Results of Operations

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Three months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
	(in thousands)		(as a percentage of revenue)
Revenue	$130,198	$101,141	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	113,403	87,632	87.1	86.6
General and administrative expenses	6,271	4,810	4.8	4.8
Depreciation and amortization	518	455	0.4	0.4
Amortization of intangible assets	578	483	0.5	0.5

Total operating costs and expenses	120,770	93,380	92.8	92.3

Operating income	9,428	7,761	7.2	7.7
Interest income	15	24	—	—
Interest expense	(160)	(498)	(0.1)	(0.5)

Income before taxes	9,283	7,287	7.1	7.2
Provision for income taxes	3,658	2,890	2.8	2.9

Net income	$5,625	$4,397	4.3%	4.3%

Revenue

For the three months ended September 30, 2009, total revenue increased by 28.7%, or $29.1 million, over the same period a year ago. This increase was due to new contact awards, numerous new tasks orders under our GWAC contract vehicles, as well as growth on existing programs, particularly the NETCOM EMS and PEO Soldier contracts, and increased sales of hardware and software under the NETCENTS contract. These increases were offset by revenue reductions due to tasks that have been completed.

Cost of revenue

Cost of revenue increased 29.4%, or $25.8 million, for the three months ended September 30, 2009, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, and increases in hardware and software purchases for our clients, and other direct costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 87.1% and 86.6% for the quarters ended September 30, 2009, and 2008, respectively. The increase of cost of revenue as a percentage of revenue was due to the higher level of materials sales in the third quarter 2009, which carries a lower margin than labor related revenue.

General and Administrative Expenses

General and administrative expense increased 30.4%, or $1.5 million, for the three months ended September 30, 2009, as compared to the same period a year ago. The increase was due to higher indirect support expenses to support the significant corporate growth and our acquisitions, as well as a change in the allocation of certain costs between overhead and general and administrative expenses. As a percentage of revenue, general and administrative expenses were 4.8% for both the quarters ended September 30, 2009, and 2008.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.5 million for the quarters ended September 30, 2009, and 2008.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.6 million and $0.5 million for the quarters ended September 30, 2009, and 2008, respectively. The increase is due to the amortization of intangible assets over their estimated lives from our acquisitions.

Operating income

For the three months ended September 30, 2009, operating income was $9.4 million, or 7.2% of revenue, compared to $7.8 million, or 7.7% of revenue, for the three months ended September 30, 2008. Operating income was higher for the three months ended September 30, 2009, due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was lower for the three months ended September 30, 2009, compared to the same period in the prior year due to a higher percentage of revenue derived from hardware and product related sales, which typically carry a lower margin.

Interest Income/Expense

Net interest expense was approximately $0.1 million for the quarter ended September 30, 2009, as compared to $0.5 million for the same period in the prior year. The change is primarily due to lower interest rates, as well as using available cash to reduce our outstanding debt. During the third quarter of 2009, we had an average outstanding loan balance of $35.5 million which accrued interest at approximately 1.3%. During the third quarter of 2008, we had an average outstanding loan balance of $50.1 million which accrued interest at approximately 3.5%.

Income Taxes

The increase in income taxes of $0.8 million is the result of the increase in operating income. There was also a 0.3% rate decrease during third quarter 2009 compared to third quarter 2008. The effective income tax rate for the quarter ended September 30, 2009, is approximately 39.4% as compared to an effective income tax rate of 39.7% for the quarter ended September 30, 2008.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated.

	Nine months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)		(as a percentage of revenue)
Revenue	$343,733	$288,979	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	298,703	249,547	86.9	86.4
General and administrative expenses	15,926	15,016	4.6	5.2
Depreciation and amortization	1,559	1,425	0.5	0.5
Amortization of intangible assets	1,474	1,289	0.4	0.4

Total operating costs and expenses	317,662	267,277	92.4	92.5

Operating income	26,071	21,702	7.6	7.5
Interest income	45	97	—	—
Interest expense	(533)	(1,685)	(0.2)	(0.5)

Income before taxes	25,583	20,114	7.4	7.0
Provision for income taxes	10,163	8,020	2.9	2.8

Net income	$15,420	$12,094	4.5%	4.2%

Revenue

For the nine months ended September 30, 2009, total revenue increased by 18.9% or $54.8 million, over the same period a year ago. This increase is the result of new contract awards and significant increases on some existing programs, particularly NETCOM EMS and PEO Soldier. Additionally, we received many new task orders under our numerous GWAC contract vehicles. These increases were offset by revenue reductions due to contracts that have ended.

Cost of revenue

Cost of revenue increased 19.7%, or $49.2 million, for the nine months ended September 30, 2009, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, subcontractor costs, hardware and product related expenses, and other direct costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 86.9% and 86.4% for the nine months ended September 30, 2009, and 2008, respectively. The 0.5% increase in cost of revenue as a percentage of revenue for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, is due to a higher level of hardware and product related revenue, which typically carries lower margins than labor related revenue, as well as slightly lower margins on the start of new contracts.

General and Administrative Expenses

General and administrative expense increased 6.1%, or $0.9 million, for the nine months ended September 30, 2009, as compared to the same period a year ago. As a percentage of revenue, general and administrative expenses decreased to 4.6% from 5.2% for the nine months ended September 30, 2009, and 2008, respectively, due to leveraging the general and administrative expenses over a much larger revenue base. The increase in general and administrative expenses is due to higher indirect support costs, higher stock compensation expense, and a reallocation of certain expenses from overhead into general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense was approximately $1.6 million and $1.4 million for the nine months ended September 30, 2009, and 2008, respectively. The increase in depreciation and amortization is due primarily to the additional assets from overall corporate growth.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $1.5 million for the nine months ended September 30, 2009, and $1.3 million for the same period during 2008. The increase is due to the amortization of intangible assets over their estimated lives from our acquisitions.

Operating income

For the nine months ended September 30, 2009, operating income was $26.1 million, or 7.6% of revenue, compared to $21.7 million, or 7.5% of revenue, for the nine months ended September 30, 2008. Operating income was higher for the nine months ended September 30, 2009, due to the higher revenue volume as compared to the same period in the prior year.

Interest Income/Expense

Net interest expense was approximately $0.5 million for the nine months ended September 30, 2009, as compared to $1.6 million for the same period in the prior year. The change is primarily due to lower interest rates, as well as using available cash to reduce our outstanding debt. During the first nine months of 2009, we had an average outstanding loan balance of $34.3 million which accrued interest at approximately 1.3%. During the first nine months of 2008, we had an average outstanding loan balance of $50.2 million which accrued interest at approximately 3.5%.

Income Taxes

The increase in income taxes of approximately $2.1 million is the result of the increase in operating income. There was also a 0.2% decrease in the effective income tax rate. The effective income tax rate for the nine months ended September 30, 2009, is approximately 39.7% as compared to an effective income tax rate of 39.9% for the nine months ended September 30, 2008.

Contract Backlog

At September 30, 2009, and December 31, 2008, our estimated backlog was $1,259 million and $1,189 million, respectively, of which $267 million and $234 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC.

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

During the third quarter of 2009, we borrowed approximately $17.0 million from our credit facility for the acquisition of TRS Consulting, Inc., but we repaid approximately $11.0 million of that amount during the quarter from cash generated from operations. During the third quarter of 2009, the balance of accounts receivable increased by $13.5 million to $94.0 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) decreased to 66 days as of September 30, 2009. This compares to a DSO of 83 days as of December 31, 2008. Historically, we have experienced DSO’s at a much higher level and we are focused on keeping DSO’s in the range of the high 60’s to mid 70’s. Typically, we see an increase in DSO’s at year-end due to the start of the new government fiscal year, and so we expect that DSO’s will increase in the near term. An increase in our DSO’s will impact our cash flow and working capital requirements.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement consists of a revolving credit facility with a principal amount of up to $90.0 million, which includes a swingline facility with a principal amount of up to $5.0 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. Interest was accruing at LIBOR plus 100 basis points, or 1.26%, as of September 30, 2009. The credit facility expires on March 14, 2011. Our interest rate is indexed to the one month LIBOR and resets monthly. We do not currently hedge our interest rate risk.

Funds borrowed under the agreement will be used to finance possible future acquisitions, to provide for working capital expenditures, and for general corporate uses. As of September 30, 2009, there was approximately $32.0 million outstanding under the credit facility.

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

Our exposure to market risk relates to changes in interest rates for borrowings under our Loan and Security Agreement. A 1% change in interest rates would have changed our interest expense and cash flow by approximately $89,000 for the quarter ended September 30, 2009, and approximately $257,000 for the nine months ended September 30, 2009. Given the current credit environment, it is expected that when we renew or replace our existing credit facility, our interest rate will increase.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation as of September 30, 2009, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A (File No. 333-127006), as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form 8-K, as filed with the Commission on June 12, 2009).

10.1*	401(k) Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.2	Loan and Security Agreement, dated March 14, 2006, by and among NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent. (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 14, 2006, and filed with the Commission on March 17, 2006).

10.3	First Amendment to Loan and Security Agreement, dated August 1, 2006, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-51579), as filed with the Commission on November 7, 2006)

10.4	Second Amendment to Loan and Security Agreement, dated June 27, 2007, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission on June 27, 2007).

10.5	Third Amendment to Loan and Security Agreement, dated March 20,2008, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q (File No. 000-51579), as filed with the Commission on August 1, 2008).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: November 5, 2009	By:	/s/ CHARLES K. NARANG
Charles K. Narang
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2009	By:	/s/ JUDITH L. BJORNAAS
Judith L. Bjornaas
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)