Form 10-K
period 2009-12-31
NCI, Inc.
filed 2010-03-05
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $238,289,929.

As of February 23, 2010, there were 8,398,454 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2010 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so. Our actual results may differ materially from those discussed in or implied by any of the forward-looking statements as a result of various factors, including but not limited to those listed in “Risk Factors” and elsewhere in this Form 10-K and those listed in other documents we have filed with the Securities and Exchange Commission (SEC).

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us,” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We are a provider of information technology (IT), engineering, logistics, and professional services and solutions to Federal Government agencies. NCI’s capabilities are centered on overcoming our customers’ challenges to help them meet their critical mission and objectives. Through our comprehensive offerings, we are a full lifecycle capabilities company. We provide full lifecycle IT specialties, complemented by our professional services. We have the agility, position, and determination to focus on expanding market segments within the Federal IT and professional services markets. We are extending our core capabilities in line with key market drivers and investing in a robust set of business solutions and offerings. Our core capabilities include: enterprise systems management; network engineering; cybersecurity and information assurance; software development and systems engineering; program management, acquisition, and lifecycle support; engineering and logistics; health IT/medical transformation; and training and simulation. We provide these services to defense, intelligence, and Federal civilian agencies. The majority of the Company’s revenue was derived from contracts with the Federal Government, directly as a prime contractor or as a subcontractor. We primarily conduct business throughout the United States.

We have strong, long-term relationships with our customers, as evidenced by our record of retaining business. For more than 20 years, we have provided IT and professional services and solutions to the Federal Government, including customers such as the U.S. Army, U.S. Air Force, U.S. Transportation Command, North American Aerospace Defense Command/U.S. Northern Command (NORAD/USNORTHCOM), National Guard Bureau, Department of Transportation (DOT), Department of Energy (DOE), Department of Housing and Urban Development (HUD), National Aeronautics and Space Administration (NASA), and the intelligence community. We believe our strong relationships result from our in-depth understanding of customer missions, the strength of our technical solutions, and the co-location of a majority of our employees with our customers.

We have made significant investments in our management, employees, and infrastructure in support of our growth and profitability strategies. Our senior managers average more than 25 years of experience with Federal Government agencies, the U.S. military and Federal Government contractors. Members of our management team have extensive experience growing businesses organically, as well as through acquisitions. We deliver our services through a highly skilled workforce of approximately 2,800 employees, more than 75% of whom possess at least one Federal Government security clearance.

Our 2009 revenue was $469 million, a 20% increase over our 2008 revenue of $391 million. Our organic growth rate for 2009 as compared to 2008 was 16%, which reflects our increase in revenue from year to year excluding the effect of acquisitions. Since 2004, our revenue, including the effects of our acquisitions, has grown from $171 million during 2004 to $469 million during 2009, representing a compound annual growth rate (CAGR) of 22%. Over the same period, our operating income has increased 385%, from $7.7 million during 2004 to $37.6 million during 2009. As of December 31, 2009, our total estimated contract backlog was $1.5 billion, of which approximately $250 million was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We are focused on continuing to grow organically while improving margins, and intend to expand our capabilities through strategic acquisitions.

MARKET OPPORTUNITY

The Federal Government continues to be among the world’s largest consumers of IT services and solutions. According to INPUT, an independent Federal Government market research firm, the overall Federal Government IT market is expected to grow from $76.2 billion during FY2009 to $90.3 billion during FY2014. In addition, Department of Defense (DoD) IT budgets continue to grow in the areas related to cybersecurity and information assurance; situational and battlespace awareness; infrastructure upgrades relating to base realignment and closure (BRAC) and overseas activities; high-performance computing; and business enterprise systems development, implementation, and integration, among others. DoD’s spending on contractor-addressable IT is expected to increase from $28.8 billion during FY2009 to $32.5 billion during FY2014. Moreover, this data may not fully reflect Government spending on classified intelligence programs, operational support services to our armed forces, and complementary technical services, including sophisticated systems engineering. Although spending on intelligence-related activities by the Federal Government remains classified, INPUT estimates total IT spending for contractor-addressable services for U.S. intelligence agencies during FY2009 at $9.3 billion, growing to $11.6 billion during FY2014. INPUT also reports that the Civilian agency spending on IT is expected to increase from $38.2 billion during FY2009 to $46.2 billion during FY2014.

Overall, the total Federal IT market growth is slowing from previous years in the three major market segments within the Federal IT market: Civilian, Defense, and Intelligence, but the growth is not equal across these segments. The Intelligence budget continues to outpace both Defense and Civilian budgets at a CAGR of 4.7% compared to 2.5% and 3.9%, respectively, according to INPUT. Among Civilian agencies, the Departments of Veterans Affairs, Social Security Administration, and Justice rank among the highest year-over-year budget growth rates. On average, DoD IT programs are growing at a slower rate due to the constraints of ongoing war spending. Increased demands in information security, surveillance, and other national security trends continue to drive the Intelligence market segment compared to other segments. Despite the uncertainty related to the economy and the new administration’s priorities, Federal IT spending continues to rise, and we believe there will be significant market opportunities for providers of IT services and solutions to the Federal Government because of the following outlined trends.

Economic Pressures Create Demand for Efficient, Effective Solutions

The Federal Government, the DoD in particular, continues to find itself in the midst of a significant transformation. The Federal Government faces unprecedented financial, economic, and mission challenges as it continually looks for opportunities to address its expanding mission responsibilities amidst increasing pressures on IT spending. IT spending has faced downward pressure for the past several years due to the squeeze on discretionary spending with the projected climb in mandatory spending, this trend will likely continue. A significant aspect of this transformation is the use of IT to increase the Federal Government’s effectiveness and efficiency. The result is increased Federal Government spending on IT to upgrade networks and transform the Federal Government from separate, isolated organizations into larger, enterprise-level, network-centric organizations capable of sharing information broadly and quickly. While the transformation initiative is driven by the need to prepare for new world threats, adopting these IT transformation initiatives will also improve efficiency and reduce infrastructure costs across all Federal Government agencies.

Transformational Initiatives Driving Investments. Despite the challenging economic environment today, Federal Government spending continues to rise in key technology and professional services areas. IT service providers can address common goals of the administration while providing efficient, cost-effective solutions as the Federal Government plans its technology transformation. INPUT defines the key emerging transformational markets as those that produce cost savings, operational/process efficiency, energy efficiency, improved information sharing/interoperability, transparency, and enhanced agility/flexibility. Federal Government IT solution providers have an opportunity to apply key technology solutions/architectures to address these goals in fastest growing technology spending areas of the Federal budget including cloud computing, virtualization, Service Oriented Architecture (SOA), Open Source Software (OSS), and geospatial technologies.

Cybersecurity Remains Top Priority in Technology Spending. Cybersecurity and information assurance–related technology spending remains as one of the Federal Government’s top priorities in response to the ever-increasing threat to our national information infrastructure. The recently released national cybersecurity strategy continues the work from the Comprehensive National Cybersecurity Initiative (CNCI) by creating the role of a cybersecurity policy official who will coordinate the Nation’s cybersecurity-related policies, activities, and cyber response. Within the DoD, plans are underway to create a new cyber command under the U.S. Strategic Command (USSTRATCOM) to coordinate the security of military computer networks and to develop new offensive cyber weapons. The evolving Federal cybersecurity strategy requires contractor support and we expect significant opportunities and growth in both the Civilian and Defense markets. Within the overall market for cybersecurity services, the majority of the effort is anticipated to be focused on integrated network and security operations, including threat identification and vulnerability analysis, cyber threat warning dissemination, incident response, situational awareness, and information sharing.

Open Government Directive Creates Opportunity with Data Transparency Mandates. The new administration is committed to creating an unprecedented level of openness in Government. The President’s Transparency and Open Government memorandum directs the Chief Technology Officer, in coordination with the Director of the Office of Management and Budget (OMB) and the Administrator of General Services, to take specific actions supporting the increased transparency and collaboration objectives. We believe that this mandate will create significant opportunities for IT and professional service providers in open source software; building/customizing geospatial tools; spatially aware databases and mapping applications; agile application development and reuse of code; and supporting better business intelligence to reduce integration costs, lower licensing fees, improve service delivery, and improve data transparency.

Human Capital Issues

The Federal Government has increasingly relied on professional service providers, particularly for IT services, in connection with its transformation initiatives. INPUT tracks Federal employment because it has a direct correlation with technology spending and Government reliance on contractor support. Discretionary spending has increased, but the Government has not spent those funds on the salaries of a growing workforce; instead, it has increased spending on technology. The Federal workforce has been flat over the past decade, while discretionary spending, and subsequently IT spending, has increased considerably. INPUT estimates that the new administration will try to expand the Federal workforce by an additional 200,000 employees from FY2010–FY2012. However, with an estimated 2–4% retirement rate, the administration will be unlikely to achieve its workforce goals; therefore, there is still a significant gap that can only be filled by contractor support. We believe two of the primary reasons contributing to the Federal Government’s increased spending on contractor support include:

Declining Federal Government Workforce. The increasing disparity between total Federal full-time equivalents (FTEs) and contractor workforce represents one of the driving forces underlying the push to reduce the contractor workforce and raise Federal employment. While the contractor workforce has declined since 2005, contractors still outnumber Federal employees 4:1. Based on the Obama administration’s workforce objectives, INPUT’s workforce projections from FY2009–FY2014 indicate a slight increase based on the administration’s need to hire nearly 600,000 employees in his first term, including Defense Secretary Gates’s proposal to move contractor employees into the Federal workforce as part of his acquisition reform policy. INPUT projections are based on 2% annual retirement rate, and at these levels, the 600,000 additions from FY2010–FY2014 would barely address the attrition associated with the Federal workforce retirees.

Increased Reliance on Technology and Professional Service Providers. Federal Government agencies are seeking more innovative solutions and technology services in response to the increasing pressure to operate more effectively and efficiently. The lack of Federal contracting professionals is a government-wide issue that has increased in visibility and consequence over the past few years. INPUT estimates that contracts have increased in size (up 61% since 2004), volume, and complexity, while the acquisition workforce has not kept pace in terms of numbers and training. Shifts in acquisition trends increase complexity; acquisition challenges around protests and inadequate contract management increase administrative burden; and expanding requirements in best value procurement procedures and performance-based contracting demand more highly skilled acquisition professionals. We believe these acquisition trends and requirements, coupled with the declining Federal workforce, will drive increased reliance on technology and professional service providers during the FY2010–FY2014 timeframe.

Acquisition Reform and Procurement Practices

Federal Government procurement practices and policies are expected to continue to evolve as Federal agencies increasingly rely on professional services providers for IT solutions and services. We expect the following trends to continue to shape the Federal Government’s procurement practices and policies:

Contract Consolidation to Leverage Buying Power. The trend within the Federal Government to consolidate contracts and create “one-stop shops” for professional and IT services continues today. Agencies are consolidating multiple contracts into larger, single task order contracts to provide the majority of a broad array of technical solutions and services. Agencies hope to simplify contract administration, streamline acquisition timelines, and leverage their buying power across a more expansive, diversified industrial base. The benefits to the Government include: reduced operational costs; improved efficiency; improved services; and reduced administrative costs. This consolidation trend benefits full-service professional services and IT solution providers with a history of successfully transitioning and integrating services.

Continued Growth of GWACs, MACs, and Agency-Specific IDIQs. As part of its shift in procurement practices aimed at increasing flexibility and responsiveness, the Federal Government continues to expand its use of Government Wide Acquisition Contracts (GWACs), agency-specific Indefinite Delivery/Indefinite Quantity (IDIQ) contracts, and other multiple-award contracts (MACs). Professional service providers compete to be pre-selected under these umbrella contracts, which outline the basic terms and conditions for the procuring customers and end users. Upon being pre-selected, the companies compete only among themselves to provide the services under the vehicle. These contracts provide the Federal Government contracting agencies with additional flexibility and responsiveness, as projects can be awarded quickly to these preferred vendors. Agencies can bypass much of the lengthy formal acquisition process involved in request for proposal purchases and the pre-qualification of contractors makes this option easier. The continued growth of these types of multiple-award contracts benefits professional service and IT solution providers that have a broad portfolio of these contracts, allowing Federal Government customers easy access to services and solutions.

Increased Emphasis on Transparency and OCI Avoidance. The new administration has pledged comprehensive and sweeping changes to government contracting including identification of wasteful, inefficient, or ineffective programs; use and oversight of all contract types, particularly sole-source, and other non-competitive contracts; increased emphasis on contracting transparency; and avoidance of any organizational conflicts of interest (OCIs). Concerns around OCI have steadily increased due to industry consolidation, while the Government Accountability Office has sustained an increasing number of bid protests due to the Federal Government’s inadequate management and oversight of OCI issues. The focus on transparency and increased scrutiny on OCI policies will benefit those professional service and IT providers that have delivered cost-effective and efficient solutions for customers; have avoided any real or perceived OCI issues particularly around the hardware and weapons systems environment; and have carefully mitigated production and support services.

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

Proven Ability to Win Business

During 2009, we were awarded task orders, single-award contracts, and contract modifications with a total value of approximately $767 million. Our success in winning business is based, in part, on our ability to anticipate customers’ emerging requirements, which enables us to develop stronger technical proposals. As a result, we are often awarded contracts based on the overall value of our solution rather than its cost. With current budgetary constraints, however, cost is becoming more of a factor in some procurements, and our cost structure allows us to be very cost competitive when necessary.

Diverse Base of Key Prime Contract Vehicles

As a result of our business development focus on securing key contracts, we are a prime contractor on numerous multi-year GWACs, agency-specific IDIQs, and MACs that provide us the opportunity to bid on hundreds of millions of dollars of business against a discrete number of other pre-qualified companies each year. These contracts include: GSA Alliant contract with a ceiling of $50 billion over 10 years; the U.S. Army ITES-2S contract with a ceiling of $20 billion over nine years; the U.S. Air Force NETCENTS contract with a ceiling of $9 billion over seven years; the Federal Drug Administration Enterprise System Lifecycle Management Support (FDA ELMS) contract with a ceiling of $2 billion over 10 years; the Defense Logistics Agency Design and Engineering Support Program II (DESP II) with a ceiling of $1.9 billion over five years; the U.S. Army TEIS contract with a ceiling of $800 million over five years; the U.S. Army Distributed Learning and Education Training Program (DLETP) with a ceiling of $484 million over five years; the Program Executive Office Soldier Equipment contract (PEO Soldier) with a ceiling of $382 million; and the GSA Schedule 70, as well as other GWACs, agency-specific IDIQs, and MACs. While the Federal Government is not obligated to make any awards under these vehicles, we believe that holding prime positions on these contract vehicles provides us an advantage as we seek to expand the level of services we provide to our customers.

Highly Skilled Employees and an Experienced Management Team

We deliver our services through a highly skilled workforce of approximately 2,800 employees as of December 31, 2009, of which more than 75% possess at least one Federal Government security clearance. Our senior managers average more than 25 years of experience with Federal Government agencies, the U.S. military, and Federal Government contractors. Members of our management team have experience growing businesses organically, as well as through acquisitions.

Industry-Leading Recognition for Quality Systems and Certifications

We are committed to the continual improvement of our internal quality systems and processes to ensure that we deliver the highest quality products and services to our customers. We have earned industry-leading and globally recognized certifications that demonstrate our mature, documented, repeatable, and successful systems and processes, including:

Capability Maturity Model Integration (CMMI®)—NCI currently holds a Level 3 rating on the Software Engineering Institute (SEI) Capability Maturity Model Integration (CMMI®). The CMMI model can be used to guide process improvement across a project, division, or entire organization. CMMI ratings assist customers in selecting reliable and low-risk suppliers of software products and services. CMMI helps set process improvement goals and priorities, provides guidance for quality processes, and offers a point of reference for appraising current processes.

ISO 9001:2000—NCI received ISO 9001:2000 certification during May 2002 based on an audit of our Quality Management System (QMS). Developed by the International Organization for Standardization, the ISO 9000 series of standards provide a proven framework for processes that enable an organization to consistently deliver products and services that meet customer requirements. ISO 9001:2000 enables us to enhance customer satisfaction through: (1) the effective use of our QMS processes, (2) the assurance of conformity to requirements, and (3) continual improvement of our QMS processes. NCI was recertified during April 2008 with continuing annual assessments. Our ISO 9001 registration scope currently covers all NCI core IT and professional services provided to customers including systems design, development and integration, enterprise services, engineering and technical services, and security and information management.

IT Service Management System ISO/IEC 20000-1:2005—During September 2009, NCI was certified for operating an IT Service Management System that complies with the requirements of ISO/IEC 20000-1:2005 in recognition of industry best practices in IT service management. Enterprise systems management, infrastructure operations and management, and IT service management represents a significant portion of our revenue and this certification recognizes NCI’s industry-leading best practices in providing IT service management including network connectivity; desktop services; customer support; server support; data backup and restoral; email; and telephony services.

We continue to pursue these certifications to continually improve and mature our processes for our customers. We use metrics to better understand, predict, and optimize our processes, in order to reduce development costs and expedite schedules, all while improving quality for our customers.

STRATEGY

Our objective is to grow our business as a provider of IT and professional services and solutions to Federal Government agencies while improving our profitability. To achieve our objective, we intend to:

Focus on Organic Growth

We intend to focus on our organic growth rate by capitalizing on our current contract base, expanding services provided to our existing customers, expanding our customer base, and offering new, complementary services. Our goal is to deliver 10% to 15% organic growth per year as we move forward.

Capitalize on Current Contract Base. Our contract base includes 21 prime GWAC/agency-specific IDIQ/MAC contract vehicles with a total combined budgeted ceiling value in excess of $88 billion. While the Government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so, or that any particular pre-qualified contractor, including us, will receive awards under that vehicle. We intend to aggressively pursue task orders under these vehicles to maximize our revenue and strengthen our customer relationships, though there is no assurance that the Federal Government will make awards up to the ceiling amounts or that we will be awarded any task orders under these vehicles.

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

Operating Margins

While the overall market is experiencing margin pressure due to increased competition, we believe we still have opportunity over the next three to five years to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and concentrating on high value-added services.

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

During 2010, we anticipate another round of infrastructure investments to support our future growth. As we continue to grow and expand our business base over the next three to five years, we will be able to leverage this new investment in our infrastructure base. We have recently won and continue to bid on several large competitive projects—including BRAC opportunities—which will result in higher revenue and operating income. However, due to the projected higher material content (which carry lower margins) on these projects, operating margins will be reduced in the short-term reflecting lower profit on material content. Our longer-term goal is to maintain and increase our operating margins in the 8% to 9% range.

Concentrate on High Value-Added Services and Increasing Our Labor Content. Our goal is to improve our operating margins in the long-term as we focus on higher-end value-added IT, engineering, logistics, and professional services and less on commoditized IT services, which have become very competitive, and IT product–related revenue, which has historically very low margins. Additionally, we are focused on increasing the percentage of revenue we derive from our own employees, which carries higher margins than subcontracted work and results in better indirect cost absorption, which can also increase margins.

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

During 2009, the Company completed the acquisition of TRS Consulting, Inc. (TRS). TRS is a provider of high-end IT and software development services to the Intelligence Community. NCI acquired TRS to expand NCI’s presence in the Intelligence Community.

IT AND PROFESSIONAL SERVICES AND SOLUTIONS

We provide IT and professional services and solutions by leveraging our eight core service offerings: enterprise systems management; network engineering; cybersecurity and information assurance; software development and systems engineering; program management, acquisition, and lifecycle support; engineering and logistics; health IT/medical transformation; and training and simulation.

Enterprise Systems Management

We design, install, and manage complex, mission-critical enterprise systems for our customers, increasing the reliability, security, and efficiency of their IT operations while meeting stringent mission requirements. As part of our overall network operation and management services, we continually analyze and monitor enterprise system components and create systems that can adapt to rapidly changing needs. We employ a knowledge-centric service delivery assurance methodology designed to keep customer mission-critical systems at peak performance. This methodology utilizes network and traffic simulations to identify potential changes in performance or possible security issues within a particular network, allowing our engineers to protect customers’ systems and data. Our network engineers are trained and certified in the leading commercial enterprise tools and combine that knowledge with our techniques, experience, and processes to deliver solutions to our customers. Our enterprise systems management services include the following:

• Infrastructure and Enterprise Systems Management	• Application and Network Management
• Infrastructure Operations and Management	• Application and Business System Performance Measures
• Outsourcing and Managed Services	• Network Design, Implementation, and Migration
• Infrastructure Consolidation and Modernization	• Network Monitoring and Performance Evaluation
• Public/Private Cloud Computing

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

• Architecture Development and Design	• Protocol and Topology Selection
• Disaster Response Planning and Recovery	• Reliability and Contingency Assessment
• Installation, Test, and Evaluation	• Requirements Analysis
• Network Configuration	• Routing Design
• Network Security Evaluation	• Vulnerability Assessment

Cybersecurity and Information Assurance

We offer cybersecurity and information assurance (IA) solutions to secure enterprise systems and networks with particular expertise in protecting IT infrastructures for our customers who operate in classified environments. We design, configure, and deploy security architectures based on assessments of our customers’ current and future IT needs, mission objectives, and regulatory requirements, in addition to specific threats from unauthorized users. In connection with implementing tailored architectures, we help define and implement IA policies, procedures, and guidelines to ensure effective future IT planning. Our highly skilled and accredited employees research and implement security policies, provide technical support, and develop comprehensive security assessment plans. We also identify potential threats and vulnerabilities and design and implement corrective action plans that employ advanced technologies, such as encryption, digital signatures, and firewalls, using both commercial-off-the-shelf (COTS) and custom security and software solutions. Our cybersecurity and information assurance services include the following:

• Intrusion Detection System/Intrusion Prevention Development	• Public Key Infrastructure (PKI) Implementation
• Certification and Accreditation	• Computer Forensics
• Policy and Procedures Development	• Risk and Threat Assessment
• Products Evaluation and Integration	• Security Awareness and Training
• Cybersecurity Fusion Centers	• Security Test and Evaluation

Software Development and Systems Engineering

We provide a full range of software development, systems engineering and integration services to our customers. We provide a broad array of services across the full systems lifecycle of development and deployment. Initially, we leverage our business process reengineering skills to analyze the activities, roles, and objectives of a proposed IT system or solution. Based on this analysis, we integrate advanced technologies with our customers’ legacy systems to improve their operational efficiency and increase our customers’ returns on IT investments. Our software development and systems engineering services include:

• Agile and Open Source Software Development	• Software/Systems Development
• Database Design and Management	• Analytical Computing Solutions
• Enterprise Portal Implementation	• Data Warehousing/Mining
• Integration, Test, and Evaluation	• Advanced Graph Analytics
• Legacy System Integration	• Information Sharing and Collaboration
• Project Planning and Management	• High Performance and Grid Computing
• Full Systems Lifecycle Development and Deployment

Program Management, Acquisition, and Lifecycle Support

NCI provides a full range of program management, acquisition, and lifecycle support services to our customers. As an integral part of our professional services portfolio, we are at the forefront of integrating acquisition, logistics, engineering, and technology disciplines into a comprehensive lifecycle management approach. Our approach strives to continually improve the process of developing, procuring, and sustaining our customers’ systems to achieve their overarching goals of transformation, consolidation, and efficiency. We combine deep functional and technical expertise to deliver full lifecycle support capabilities, including:

• Acquisition Management and Logistics	• Financial Management
• Program and Portfolio Management	• Security Management
• Test and Evaluation	• Training
• Systems Engineering and Technical Support	• Risk Management
• Studies and Capabilities Analysis

Engineering and Logistics

We offer a wide array of professional engineering, logistics, and supportability services. We employ experienced, multi-disciplinary engineering and logistics teams to solve some of our customers’ most challenging fielded systems problems. By tailoring our engineering and logistics specialties for our customers, NCI reduces customer costs while increasing fielded-system capabilities and improving mission readiness. We offer rapid-prototyping and simulation-based designs to efficiently mitigate obsolescence issues with improved performance. We seamlessly deliver supply chain management (SCM) support and information integration through statistical demand forecasting, inventory optimization, and comprehensive data-mining capabilities. Our predictive analysis and service-life extension capabilities ensure increased asset readiness and availability with reduced total cost of ownership (TCO). We are actively engaged in extending service life through creative engineering and logistics solutions, playing a vital role in supporting critical aging aircraft (F-4, C-5, T-38, and F-16) readiness and multiple Air Force Space and C3I (Command, Control, Communications, and Intelligence) platforms through Diminishing Manufacturing Sources and Material Shortages (DMSMS) and Operational Safety, Suitability, and Effectiveness (OSS&E) capabilities. Our engineering and logistics capabilities include:

• Software Development and Systems Integration	• Technology Assessments and Analysis of Alternatives
• Prototype Design, Development and Testing	• Sustainment Engineering and Obsolescence Management
• Material and Component Sourcing	• Diminishing Manufacturing Sources and Material Shortages (DMSMS)
• Modeling and Simulation	• Supply Chain Management and Business Process Outsourcing
• Acquisition Planning and Program Management	• Multi-Service Weapon Systems Reprogramming Capability

Health IT/Medical Transformation

By combining comprehensive IT services with deep medical business acumen, we have become a leader in the health IT and medical logistics transformation field. We blend deep functional subject-matter expertise with diverse technical talent, including public health experts, healthcare administrators, network engineers, medical trainers, IT specialists, bioenvironmental engineers, aerospace physiologists, and physicians. We have provided a broad spectrum of IT services, including network operations, cybersecurity and information assurance, software development, and enterprise systems management to improve the quality and timeliness of healthcare services provided to public health and medical personnel worldwide. These technologies provide a new paradigm for collaboration, training, and education—offering real-time, high-fidelity interactions among patients and practitioners. Our capabilities and infrastructure support all aspects of health IT and medical transformation, including:

• Strategic Planning/Consulting	• Occupational, Environmental, and Population Health Programs
• Electronic and Personal Health Records	• Collaboration and Telemedicine Solutions
• Access-to-Care Program Support	• Preparedness and Contingency Planning
• Data/System Consolidation, Migration, and Modernization	• Aeromedical Evaluation and Combat Casualty Care
• Doctrine/Policy Development	• Medical Education and Training
• Social Media/Networking Tools/Solutions

Training and Simulation

By efficiently tailoring comprehensive instructional science, we solve our customers’ most complex challenges and delivers increased productivity while improving organizational agility. We offer a full range of learning capabilities to increase performance and identify the most cost-effective strategies to meet the unique training needs of our customers. Our solutions leverage our breadth of experience to support customers in transitioning from traditional classroom courses to e-Learning initiatives. We have a highly talented team of instructional systems designers, graphic artists, and technical programmers to meet the complex challenges of our customers. Our solutions include solving complex problems for clients through modeling, simulation, and analysis services. We provide a spectrum of services to clients in national defense, intelligence, healthcare and civil agencies to support sophisticated programs like airborne battle management training; virtual battlefield desktop simulation; command and control; and surveillance modeling. NCI’s training and simulation services include:

• Learning Strategy Consulting	• Courseware Standards Compliance
• Custom Courseware Development	• Instructional Systems Design
• Distributed Learning Systems	• Virtual/Desktop Simulation
• Distance Learning, Training, and Educational Products	• Battle Management Training Systems
• Learning Management Systems

CUSTOMERS

Our customers include a diverse base of Federal Government defense, intelligence, and civilian agencies. For the year ended December 31, 2009, approximately 88% of our revenue was generated from DoD and Intelligence agency customers, and approximately 12% of our revenue was generated from Federal civilian agency customers. We believe our risk from adverse budgetary changes is reduced by the mission-critical nature of the IT work we perform for our customers. We also believe our diverse customer base within the Federal Government mitigates the impact of annual fluctuations in our customers’ budgets.

The following is a representative list of our customers for the year ended December 31, 2009. Due to the sensitive nature of our work with the Intelligence Community, we are precluded from providing detailed information regarding specific Intelligence agency customers.

Department of Defense

U.S. Central Command (USCENTCOM)

U.S. Forces Korea (USFK)

U.S. North American Aerospace Defense Command (USNORAD)

U.S. Northern Command (USNORTHCOM)

U.S. Special Operations Command (USSOCOM)

U.S. Strategic Command (USSTRATCOM)

U.S. Transportation Command (USTRANSCOM)

Defense Information Systems Agency

Defense Logistics Agency (DLA)

National Guard Bureau (NGB)

U.S. Air Force Hanscom AFB

U.S. Air Force Maxwell AFB

U.S. Air Force Air Combat Command (ACC)

U.S. Air Force Air Education and Training Command (AETC)

U.S. Air Force Materiel Command (AFMC)

U.S. Air Force Research Laboratory (AFRL)

U.S. Air Force Secretary of the Air Force—Acquisition

U.S. Air Force Space Command (AFSPC)

U.S. Air Force Surgeon General

U.S. Army Communications-Electronics Life Cycle Management Command (CECOM LCMC)

U.S. Army Corps of Engineers (USACE)

U.S. Army Forces Command (FORSCOM)

U.S. Army Information Systems Engineering Command (USAISEC)

U.S. Army Materiel Command (AMC)

U.S. Army Medical Command (MEDCOM)

U.S. Army National Guard (ARNG)/Air National Guard (ANG)

U.S. Army Network Enterprise Technology Command (NETCOM)

U.S. Army North

U.S. Army Program Executive Office Enterprise Information Systems (PEO EIS)

U.S. Army Program Executive Office for Simulation, Training, and Instrumentation (PEO STRI)

U.S. Army Program Executive Office Soldier (PEO Soldier)

U.S. Army Reserve Command (USARC)

U.S. Army Tank-Automotive and Armaments Command (TACOM LCMC) Network Enterprise Center

U.S. Army Training and Doctrine Command (TRADOC)

U.S. Army Western Regional Medical Command

U.S. Army William Beaumont Army Medical Center

U.S. Army XVIII Airborne Corps

U.S. Marine Corps

U.S. Naval Postgraduate School

Various National Intelligence Agencies

Federal Civilian

Centers for Disease Control and Prevention (CDC)

Department of Energy (DOE)

Department of Health and Human Services (HHS)

Department of Homeland Security (DHS)

Department of Housing and Urban Development (HUD)

Department of State (DOS)

Department of Transportation

Department of Veterans Affairs (VA)

Federal Aviation Administration (FAA)

Food and Drug Administration (FDA)

General Services Administration (GSA)

Government Accountability Office (GAO)

National Aeronautics and Space Administration (NASA)

National Institutes of Health (NIH)

National Nuclear Security Administration (NNSA)

Office of Personnel Management (OPM)

U.S. Capitol Police

U.S. Senate

CONTRACTS

Our contract terms typically extend from one to ten years, including option years (which may be exercised at the election of the customer). Many of our services are provided under GWAC or agency-specific IDIQ vehicles. Our contract base includes 21 prime GWAC vehicles that have an aggregate program ceiling value of $88 billion, excluding GSA Schedule 70. The following table lists the most widely used contract vehicles:

Vehicle	Owning agency	Period of performance	Ceiling value*	Number of pre-qualified contractors
GSA Alliant	General Services Administration	05/2009 – 04/2019	$50.0 billion	59
ITES-2S	U.S. Army	12/2006 – 12/2015	20.0 billion	16
NETCENTS	U.S. Air Force	09/2004 – 09/2011	9.0 billion	8
HHS FDA ELMS	Health and Human Service	06/2009 – 06/2019	2.0 billion	10
DESP II	U.S. Air Force	06/2005 – 06/2010	1.9 billion	20
TEIS	U.S. Army	11/2005 – 11/2010	0.8 billion	3
DLETP	U.S. Army	12/2005 – 12/2010	0.5 billion	6
PEO Soldier	U.S. Army	05/2007 – 04/2015	0.4 billion	1

*	Ceiling value refers to the overall contract ceiling for all contractors, and not NCI’s individual ceiling value.

We believe that these contract vehicles are the preferred method of awarding work by many of our customers because they enable Federal Government agencies to rapidly obtain services through a streamlined process. Under these GWAC vehicles, task orders can only be awarded to a discrete number of pre-qualified companies. Revenue under our prime GWAC, agency-specific IDIQ, MAC, and GSA Schedule 70 task orders accounted for approximately 76% of our total revenue for the year ended December 31, 2009, up from 66% for the year ended December 31, 2008, and 62% for the year ended December 31, 2007. We anticipate that this percentage may continue to increase in the future as we have the opportunity to bid on additional tasks under these contract vehicles, as well as pursue new GWAC, agency-specific IDIQ, and MAC vehicles.

The Federal Government’s ability to select multiple winners under multiple-award contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple-award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. Our failure to compete effectively in this procurement environment could reduce our revenue. While the Government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so, or that any particular pre-qualified contractor, including us, will receive awards under that vehicle.

CONTRACT BACKLOG

Our estimates of funded, unfunded, and total backlog as of December 31, 2009 and 2008, are as follows:

As of	Funded backlog	Unfunded backlog	Total backlog
	(in millions)
December 31, 2009	$250	$1,251	$1,501
December 31, 2008	$234	$955	$1,189

We expect to realize approximately $400 million in revenue from backlog during 2010. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. Our estimates are based on our experience under such contracts and similar contracts.

BUSINESS DEVELOPMENT

Our business development process is closely aligned with our overall business strategy to focus on our organic growth while improving our operating margins. We are focused on maximizing the work we perform under our GWAC and agency-specific IDIQ vehicles, expanding our work with existing customers, expanding our customer base as well as offering new, complementary services. Working closely as a team, our business development and operations personnel assess market activities with the objective of identifying, qualifying, and generating capture strategies for contract opportunities consistent with our overall business development focus. Business opportunities are carefully qualified and prioritized based on potential value and win probability. A senior-level executive is assigned responsibility for evaluating and capturing each opportunity.

We have centralized and dedicated staff resources for proposal development, pricing, contracts administration, market research, and recruiting to support these business development activities. We manage our business development activity with an internally developed, automated sales and opportunity tracking tool. The entire process is defined and quality controlled using our ISO 9001:2000 best practices procedures. All major business development opportunities undergo frequent, disciplined reviews with our senior management. In addition, our Chief Executive Officer, President, and Chief Financial Officer conduct monthly reviews of all opportunities in our pipeline to validate our business development activities and ensure that resources are allocated to maximize the return on these investments.

GOVERNMENT REGULATION

We are subject to various laws and regulations that may affect our business. Federal Government contracts are subject to a number of Federal laws and regulations, including the Federal Acquisition Regulation (FAR), which limits our ability to compete for or perform certain other contracts due to conflicts of interest, the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based Federal Government contracts, and the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations. We and our subcontractors must also comply with the Foreign Corrupt Practices Act or U.S. export control regulations and laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data. We may also become subject to other governmental regulations, including those pertaining to environmental laws and potential climate change legislation that could impose additional restrictions or costs in order to comply with such regulations.

COMPETITION

We believe that the major competitive factors in our market are strong customer relationships, a record of successful contract performance, a reputation for quality, an experienced management team, employees with a wide range of technical expertise and security clearances, and competitive pricing. We often compete against or team with divisions of large defense and IT services contractors, including Lockheed Martin Corporation, Northrop Grumman Corporation, General Dynamics Corporation, Computer Sciences Corporation, Raytheon, Harris, BAE Systems, Booz Allen Hamilton, and Science Applications International Corporation. We also compete against or team with mid-tier Federal contractors, such as CACI International, ManTech International, and SRA International that have specialized capabilities, as well as numerous non-public companies within the sector. Continued market consolidation has also created a new breed of large-scale competitors like Hewlett-Packard’s acquisition of EDS, Dell’s acquisition of Perot Systems, and Xerox’s acquisition of Affiliated Computer Services. Such hybrids, product and service businesses, intend to provide a broader range of IT services and solutions while taking advantage of global reach and distribution systems. Some of our competitors have significantly longer operating histories and more substantial resources. We expect competition in the Federal Government IT and professional services sector to increase in the future.

EMPLOYEES

As of December 31, 2009, we had approximately 2,800 employees, more than 75% of whom held at least one Federal Government security clearance. Our employees are located at more than 80 sites worldwide. More than 75% of our staff is located on-site with our customers, allowing us to build long-term relationships. The majority of our technical staff is professionally certified in one or more of the following areas:

• Microsoft Certified Professional (MCP)	• IT Infrastructure Library (ITIL)

• Microsoft Certified Systems Engineer (MCSE)	• Project Management Professional (PMP)

• Microsoft Certified Systems Administrator (MCSA)	• CompTIA Certifications (A+, Network +, Security +)

• Cisco Certified Network Associate (CCNA)	• ISC2 Certifications (CISSP, SCCP, CAP, ISSEP, ISSAP)

• Cisco Certified Network Professional (CCNP)	• Certified INFOSEC Professional

• Cisco Certified Design Professional (CCDP)	• COMSEC Certification

• Cisco Certified Security Professional (CCSP)	• Global Information Assurance Certification (GIAC)—DoD 8570

• Sun Certified Systems Administrator	• SANS Institute Certifications (GSEC, GCIA, GCIH, GISF)

We believe we have a professional environment that encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Only 19 of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe our salary structures, incentive compensation, and benefit packages are competitive within our industry.

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

WEBSITE ACCESS TO SEC REPORTS

Our Internet address is www.nciinc.com. Information contained on our website is not part of this report. We make available free of charge on our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Alternatively, you may access these reports at the SEC’s Internet website: www.sec.gov.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC, in your evaluation of our business and us. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition, or operating results could be materially harmed and the price of our stock could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters, or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

Risks Related to Our Business

We depend on contracts with the Federal Government for the majority of our revenue. If our relationships with Federal Government agencies are harmed, our future revenue and operating profits would decline.

For the years ended December 31, 2009 and 2008, we derived almost all our revenue from Federal Government contracts, either as a prime contractor or a subcontractor, including approximately 88% and 81% of our revenue from contracts with the DoD and intelligence agencies during 2009 and 2008, respectively. We believe that Federal Government contracts will continue to be the source of the majority of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with Federal Government agencies in general, or with the DoD and intelligence agencies in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with Federal Government agencies are our performance on individual contracts and task orders, the strength of our professional reputation, and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenue and operating results could decline materially.

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

As of December 31, 2009, our estimated contract backlog totaled approximately $1.5 billion, of which approximately $250 million was funded. We expect to realize approximately $400 million in revenue from backlog during 2010. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified or terminated early; or an option that we had assumed could not be exercised. Further, while many of our Federal Government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract value will be recognized as revenue.

Our revenue and operating profits could be adversely affected by significant changes in the contracting or fiscal policies of the Federal Government.

We depend on continued Federal Government expenditures on defense, intelligence, and other programs that we support. Accordingly, changes in Federal Government contracting policies could directly affect our financial performance. In addition, the change in presidential administrations, including related changes in Federal Government officials, as well as changes in Congressional majorities or in other senior Federal Government officials, may negatively affect the rate at which the Federal Government purchases IT services. The overall U.S. defense budget declined from time to time during the late 1980s and the early 1990s. While spending authorizations for Defense- and Intelligence-related programs by the Federal Government have increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant, or shift to programs in areas where we do not currently provide services. Among the factors that could materially adversely affect us are the following:

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

•

the FAR and certain of our U.S. Government contracts contain OCI clauses that may limit our ability to compete for or perform certain other contracts. OCIs arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. An OCI issue that precludes our competition for or performance on a significant program or contract could harm our prospects and negative publicity about an OCI issue could damage our reputation.

•

realignment of funds with changed Government priorities including “insourcing” of previously contracted support services and the realignment of funds to other non-defense related programs, which may reduce the amount of funds available to defense-related and other programs in our core service areas;

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

The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced IT skills. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Further, obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be limited. In a tight labor market, our direct labor costs could increase or we may be required to engage large numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to staff an engagement with personnel that the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract and we may lose revenue.

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

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under our GWAC and agency-specific IDIQ vehicles, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. Depending on labor market conditions, we may not be able to identify, hire, and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. Moreover, even in favorable labor market conditions, we anticipate entering into more subcontracts in the future as we expand our work under our GWACs. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis or violate Federal Government contracting policies, laws, or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of recompetition, could damage our reputation, and could hurt our ability to compete for future contracts.

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

Failure to maintain strong relationships with other contractors could result in a decline in our revenue.

During 2009, we derived approximately 16% of our revenue from contracts in which we acted as a subcontractor or from teaming arrangements in which we and other contractors bid on particular contracts or programs. As a subcontractor or teammate, we often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could differ materially and adversely from those anticipated if any prime contractor or teammate chose to offer directly to the client services of the type that we provide or if they team with other companies to provide those services.

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

In addition to any costs resulting from product or service warranties, contract performance, or required corrective action, these failures may result in increased costs or loss of revenue if customers postpone subsequently scheduled work, or cancel or fail to renew contracts.

While many of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our customers, we cannot assure you that these contractual provisions will be legally sufficient to protect us if we are sued.

In addition, our errors and omissions and product liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to some types of future claims. As we continue to grow and expand our business into new areas, our insurance coverage may not be adequate. The successful assertion of any large claim against us could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management, and may harm our reputation.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our products and services to our customers, which could damage our reputation and adversely affect our revenues and profitability.

During 2009, we began a phased implementation of a new IT system to be used as our accounting system. The significant majority of the implementation is currently scheduled to be completed in multiple phases through 2010 and includes a significant effort in system testing prior to implementation, employee training, and updating of our impacted internal control process and procedures. System or service disruptions, including those caused by the implementation of the new IT system, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed, and produce accurate financial statements in a timely manner.

We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, intruders or hackers, computer viruses, natural disasters, power shortages, or terrorist attacks. Any such failures could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims, and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Security breaches in sensitive Federal Government systems could result in the loss of customers and negative publicity.

Many of the systems we develop, install, and maintain involve managing and protecting information involved in intelligence, national security, and other sensitive or classified Federal Government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for Federal Government customers. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install, and maintain could materially reduce our revenue.

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts.

We are exposed to the risk that employee or subcontractor fraud or other misconduct could occur. Misconduct by employees or subcontractors could include intentionally failing to comply with Federal Government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee or subcontractor misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us and serious harm to our reputation and could result in a loss of contracts and a reduction in revenue. It is not always possible to deter employee or subcontractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenue.

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

If we are unable to successfully integrate companies we may acquire in the future, our revenue and operating results could suffer. Integrating such businesses into our operations may result in unforeseen operating difficulties (including incompatible accounting and information management systems), may absorb significant management attention, and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. These difficulties of integration may require us to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds, and reconcile different corporate cultures. In certain acquisitions, the FAR may require us to enter into Government novation agreements, a potentially time-consuming process. In addition, we may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to customers of acquired companies to increase our revenue. We may experience increased attrition, including, but not limited to key employees of the acquired companies during and following the integration of acquired companies that could reduce our future revenue. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence before the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the Federal Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.

Our acquisitions could cause unforeseen OCIs, which could preclude us from bidding on related projects, thereby making the acquisition not as profitable as originally forecast.

Additionally, the Small Business Administration (SBA) enacted regulations as of June 30, 2007, which require small businesses to re-certify their size standard within 30 days of any sale or merger. It is likely that any company we may look to acquire will have some component of small business contracts. These new regulations may affect our ability to retain all the contracts after the acquisition, which, in turn, may affect the value of the acquisition.

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

Our credit facility expires March 14, 2011. We cannot guarantee that we will be able to negotiate rates as favorable as our present rates and therefore our future earnings and cash flows may be negatively impacted. In addition, a new credit facility may impose more restrictive covenants than our present credit facility or impose limits that prevent us from growing our business through acquisitions. Further, given the challenging economic conditions, there can be no assurance that our borrowing capacity will be as much as our current borrowing capacity and therefore our future liquidity may be impacted.

The loss of any member of our senior management could impair our relationships with Federal Government customers and disrupt the management of our business.

We believe that the success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with Federal Government personnel contribute to our ability maintain strong customer relationships and identify new business opportunities. We do not have any employment agreements providing for a specific term of employment with any member of our executive management. The loss of any member of our senior management could impair our ability to identify and secure new contracts, maintain good customer relations, and otherwise manage our business.

Our business commitments require our employees to travel to potentially dangerous places, which may result in injury to our employees.

Our business involves providing services that require some of our employees to operate in countries that may be experiencing political unrest, war, or terrorism, including Afghanistan and Iraq. Certain senior-level employees or executives may, on occasion, be part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with additional risks inherent in sending our employees to dangerous locations, such as increased insurance costs, as well as the repatriation of our employees or executives for reasons beyond our control. These problems could cause our actual results to differ materially from those anticipated.

If we are unable to manage our growth, our business could be adversely affected.

Sustaining our growth has placed significant demands on our management, as well as on our administrative, operational, and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial, and management information systems, as well as, to expand, motivate, and manage our workforce. If we are unable to manage our growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition, or operating results could be adversely affected.

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

As of December 31, 2009, goodwill accounted for approximately $107 million, or approximately 44%, of the Company’s recorded total assets. Under U.S. generally accepted accounting principles (GAAP), the Company reviews its goodwill for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. If goodwill becomes impaired, the Company would record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

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

Federal Government contracts contain provisions and are subject to laws and regulations that give the Federal Government rights and remedies not typically found in commercial contracts. These provisions allow the Federal Government to terminate a contract for convenience or decline to exercise an option to renew. They also permit the Federal Government to do the following:

•	reduce or modify contracts or subcontracts.

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable.

•

limit our ability to compete for or perform certain other contracts as a result of OCI clauses. OCIs arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. An OCI issue that precludes our competition for or performance on a significant program or contract could harm our prospects and negative publicity about an OCI issue could damage our reputation.

•	claim rights in products and systems produced by us.

•	suspend or debar us from doing business with the Federal Government.

If the Federal Government exercises its rights under any of these provisions, our revenue and operating profits could decline.

Many of our Federal Government customers spend their procurement budgets through MACs under which we are required to compete for post-award orders or for which we may not be eligible to compete and could limit our ability to win new contracts and grow revenue.

Budgetary pressures and reforms in the procurement process have caused many Federal Government customers to increasingly purchase goods and services through agency-specific IDIQ contracts, the GSA Schedule 70 task orders, and other multiple-award and/or GWAC vehicles. These contract vehicles have resulted in increased competition and pricing pressure, requiring us to make sustained post-award efforts to realize revenue under the relevant contract vehicle. The Federal Government’s ability to select multiple winners under multiple-award schedule contracts, GWACs, blanket purchase agreements, and other agency-specific IDIQ contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple-award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. We are only eligible to compete for work (task orders and delivery orders) as a prime contractor pursuant to GWACs already awarded to us. Our failure to compete effectively in this procurement environment could reduce our revenue. If the Federal Government elects to use a contract vehicle that we do not hold, we will not be able to compete as a prime contractor.

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

In addition, most Federal Government contract awards are subject to protest by competitors. If specified legal requirements are satisfied, these protests require the Federal Government agency to suspend the contractor’s performance of the newly awarded contract pending the outcome of the protest. These protests could also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract. Additionally, the National Defense Authorization Act for FY2008, which took effect on May 27, 2008, now allows bidders to protest task order awards under GWAC and agency-specific IDIQ contracts more than $10 million. Previously, many GWAC and agency-specific IDIQ contract vehicles prohibited protests on task order awards. The change will not only potentially increase the number of protests on GWAC and agency-specific IDIQ task orders, but also it removes one of the benefits to our customers for using these vehicles.

Each of our contract types involves the risk that we could underestimate our costs and incur losses.

We enter into three types of Federal Government contracts for our services: time-and-materials, cost-plus, and fixed-price. For the year ended December 31, 2009, we derived approximately 51%, 15%, and 34% of our revenue from time-and-materials, cost-plus, and fixed-price contracts, respectively. If we acquire other businesses, our contract mix could change significantly, depending on the size and contract mix of the acquired businesses.

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

We must comply with and are affected by laws and regulations relating to the formation, administration, and performance of Federal Government contracts, which affect how we do business with our customers and may impose added costs on us. Among the most significant laws and regulations are:

•	the FAR and agency regulations supplemental to the FAR, which comprehensively regulate the formation, administration, and performance of Federal Government contracts.

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations.

•

the FAR and certain of our U.S. Government contracts contain OCI clauses that may limit our ability to compete for or perform certain other contracts. OCIs arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. An OCI issue that precludes our competition for or performance on a significant program or contract could harm our prospects and negative publicity about an OCI issue could damage our reputation.

•	compliance with the Foreign Corrupt Practices Act or U.S. export control regulations by us or our subcontractors.

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based Federal Government contracts.

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

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

The Federal Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other Government-wide contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the Federal Government may face restrictions from new legislation or regulations, as well as pressure from Government employees and their unions, on the nature and amount of services the Federal Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and as a result, could harm our operating results. A realignment of funds with changed Government priorities, including “insourcing” of previously contracted support services, and the realignment of funds to other non-Defense–related programs may reduce the amount of funds available to defense-related and other programs in our core service areas.

A preference for minority-owned, small, and small-disadvantaged businesses could affect our ability to be a prime contractor on certain governmental procurements.

As a result of the SBA set-aside program, the Federal Government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, or small-disadvantaged businesses. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may affect our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.

We derive significant revenue from contracts awarded through a competitive procurement process, which may require significant upfront bid and proposal costs that could negatively affect our operating results.

We derive significant revenue from Federal Government contracts that are awarded through a competitive procurement process. We expect that most of the Federal Government business we seek in the foreseeable future will be awarded through competitive processes. Competitive procurements impose substantial costs and present a number of risks, including the substantial cost, managerial time, and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us and could reduce our profitability.

Unfavorable Federal Government audit results could subject us to a variety of penalties and sanctions and could harm our reputation and relationships with our customers and impair our ability to win new contracts.

The Federal Government, including the Defense Contract Audit Agency (DCAA), audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. The DCAA reviews a contractor’s internal control system and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems, and the contractor’s compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and profit.

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

The stock market in general has been highly volatile. As a result, the market price of our Class A common stock is likely to be similarly volatile, and investors in our Class A common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section.

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

We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others such as:

•	fluctuations in revenue recognized on contracts;

•	variability in demand for our services and solutions;

•	commencement, completion, or termination of contracts during any particular quarter;

•	timing of award or performance incentive-fee notices;

•	timing of significant bid and proposal costs;

•	timing of acquisition activities and the expensing of acquisition-related costs;

•	variable purchasing patterns under the GSA Schedule 70 task orders, GWACs, blanket purchase agreements, and other agency-specific IDIQ contracts;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	the volume of product orders placed under our NETCENTS contract or other material-related purchases under our contracts;

•	seasonal fluctuations in our staff utilization rates; and

•	Federal Government shutdowns or temporary facility closings.

Reductions in revenue in a particular quarter could lead to lower profitability during that quarter because a relatively large amount of our expenses is fixed in the short term. We may incur significant operating expenses during the startup and early stages of large contracts and may not be able to recognize corresponding revenue during that same quarter. We also may incur additional expenses when contracts expire, are terminated, or are not renewed.

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

As of December 31, 2009, Mr. Narang, our founder, Chairman and CEO, through his beneficial ownership of 5,200,000 shares of our Class B common stock and 378,946 shares of our Class A common stock, owned or controlled 87% of the combined voting power and 41% of the outstanding shares of the common stock. Accordingly, Mr. Narang controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability—without the consent of our public stockholders—to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers, or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.

A substantial number of shares of our common stock are eligible for sale by Mr. Narang, which could cause our common stock price to decline significantly.

As of December 31, 2009, Mr. Narang beneficially owned 5,200,000 outstanding shares of Class B common stock and 378,946 shares of Class A common stock. Mr. Narang may, at his discretion, sell these shares in the public market, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. The market price of our common stock could drop significantly if Mr. Narang sells his interests in the Company or is perceived by the market as intending to sell them.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 24, 2005, our Class A common stock has been listed on The NASDAQ Global Select Market under the symbol “NCIT.” The following table sets forth, for the periods indicated, the high and low prices of our shares of common stock, as reported on the NASDAQ Global Select Market.

	2009		2008
	High	Low	High	Low
Quarters
First	$33.08	$22.33	$20.16	$13.32
Second	34.23	23.55	25.98	18.28
Third	32.99	27.20	28.91	21.71
Fourth	29.82	24.20	30.28	18.26

There is no established public market for our Class B common stock.

As of February 23, 2010, there were six holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees. As of February 23, 2010, the closing price of our Class A common stock was $27.23.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from October 24, 2005, (the first trading in our Class A common stock), through December 31, 2009, with the cumulative total return on (i) the NASDAQ Composite—Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of NCI and the following other Federal Government service providers with whom we compete: CACI International Inc., Dynamics Research Corporation, ICF International Inc., ManTech International Corporation, SRA International Inc., and Stanley Inc. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

AMONG NCI, INC., THE NASDAQ COMPOSITE—TOTAL RETURNS, THE RUSSELL 2000 INDEX,

AND FEDERAL GOVERNMENT SERVICES PEER GROUP

December 31, 2009
NCI, Inc.	$227.20
NASDAQ Composite—Total Returns	108.83
Russell 2000 Index	104.23
Federal Government services peer group	102.30

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years during the five-year period ended December 31, 2009. We derived the selected consolidated financial data from our audited consolidated financial statements. Prospective investors should read this selected financial data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2009	2008	2007 (a)	2006	2005
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$468,910	$390,596	$304,420	$218,340	$191,319
Operating costs and expenses:
Cost of revenue	407,322	336,473	263,679	188,878	162,990
General and administrative expenses	22,047	20,079	15,396	12,852	14,411
Depreciation and amortization	2,111	1,888	1,652	1,629	1,636
Amortization of intangible assets	2,117	1,772	1,360	957	1,053
Gain on extinguishment of contingent consideration liability	(2,285)	—	—	—	—

Total operating costs and expenses	431,312	360,212	282,087	204,316	180,090

Operating income	37,598	30,384	22,333	14,024	11,229
Interest income	55	113	544	817	125
Interest expense	(712)	(2,139)	(1,886)	(89)	(1,464)

Income before income taxes	36,941	28,358	20,991	14,752	9,890
Provision for income taxes (b)	14,784	11,318	8,420	5,493	(2,425)

Net income	$22,157	$17,040	$12,571	$9,259	$12,315

Earnings per share:
Basic	$1.65	$1.28	$0.94	$0.69	$1.53
Diluted	$1.61	$1.25	$0.93	$0.69	$1.41
Weighted average shares:
Basic	13,452	13,362	13,335	13,328	8,070
Diluted	13,775	13,633	13,539	13,483	8,730

Pro forma net income (unaudited)
Income before taxes					$9,890
Pro forma provision for income taxes (b)					3,845

Pro forma net income					$6,045

Pro forma earnings per share:
Basic					$0.75
Diluted					$0.71
Pro forma weighted average shares:
Basic					8,070
Diluted					8,473

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Condensed Balance Sheet Data:
Cash and cash equivalents	$1,193	$1,267	$109	$13,930	$12,323
Net working capital	48,073	41,146	38,563	46,320	35,602
Total assets	241,651	200,333	178,746	106,799	90,021
Total debt, including current portion	42,094	40,220	43,318	381	480
Total stockholders’ equity	124,227	98,859	80,241	66,586	57,171

Notes to Five-Year Summary

(a)	Effective June 27, 2007, the Company acquired Karta Technologies, Inc. (Karta). Karta added $29 million in revenue to our 2007 financial results.
(b)	For periods prior to October 19, 2005, the Company was treated for tax purposes as an S corporation. The tax provision shown for those periods reflects the taxes associated with various states that do not recognize the S-corporation tax status. The 2005 provision for income taxes benefit reflects the transition from an S- to a C-corporation and the tax benefit associated with the initial booking of our net deferred tax assets, offset by the provisional taxes associated with the period the Company was a C corporation. For comparative purposes, we have included a pro forma provision for income taxes assuming we had been taxed as a C corporation during all periods when our S-corporation election was in effect.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a provider of information technology (IT), engineering, logistics, and professional engineering services and solutions to U.S. Federal Government agencies. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our customers in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across eight core competencies.

•	Enterprise systems management

•	Network engineering

•	Cybersecurity and information assurance

•	Software development and systems engineering

•	Program management, acquisition, and lifecycle support

•	Engineering and logistics

•	Health IT/medical transformation

•	Training and simulation

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

	Year ended December 31,
	2009	2008	2007
Department of Defense and Intelligence agencies	87.8%	81.0%	81.5%
Federal Civilian agencies	11.9	16.3	18.0
Commercial, state, and local entities	0.3	2.7	0.5

Total revenue	100.0%	100.0%	100.0%

We believe that our contract base is well diversified. As of December 31, 2009, our total contract backlog was approximately $1.5 billion of which approximately $250 million was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC, agency-specific IDIQ, or other multiple-award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as

Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded. During 2009, our PEO Solider contract accounted for 10% of our revenue due to increased tasking under the contract vehicle. We do not expect it to remain at or above 10% of our revenue in the future.

Revenue

The majority of our revenue is derived from services and solutions provided to the Federal Government, primarily by our employees and, to a lesser extent, our subcontractors. We derived approximately 84%, 83%, and 81% of our revenue as a prime contractor for the years ended 2009, 2008, and 2007, respectively. In some cases, our revenue includes third-party hardware and software that we purchase on behalf of our customers. The level of hardware and software purchases we make for customers may vary from period to period, depending on specific contract and customer requirements.

Contract Types

Our services and solutions are provided under three basic types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Year ended December 31,
	2009	2008	2007
Time-and-materials	50.7%	45.4%	38.2%
Cost-plus	14.7	21.9	29.0
Fixed-price	34.6	32.7	32.8

Total revenue	100.0%	100.0%	100.0%

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

General and Administrative Expenses

General and administrative expenses include corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance, and executive and senior management. The primary items of general and administrative expenses are the salaries and wages, plus associated fringe benefits including stock compensation, and the facilities related costs of our employees performing these functions.

Depreciation and Amortization

Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of third-party software we use internally, and leasehold improvements.

Amortization of Intangible Assets

Amortization of intangible assets includes the amortization of identifiable intangible assets over their estimated useful lives. Non-compete agreements are generally amortized straight line over the term of the agreement, while contracts and related customer relationships are amortized proportionately against the acquired backlog.

Interest Income and Expense

Interest income is primarily related to earnings on short-term, highly liquid investments of our excess cash. Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and interest on capital leases.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2009	2008	2009	2008
	(in thousands)		(as a Percentage of Revenue)
Revenue	$468,910	$390,596	100.0%	100.0%
Operating costs and expenses:
Cost of revenue	407,322	336,473	86.9	86.1
General and administrative expenses	22,047	20,079	4.7	5.1
Depreciation and amortization	2,111	1,888	0.4	0.5
Amortization of intangible assets	2,117	1,772	0.5	0.5
Gain on extinguishment of contingent consideration liability	(2,285)	—	(0.5)	—

Total operating costs and expenses	431,312	360,212	92.0	92.2

Operating income	37,598	30,384	8.0	7.8
Interest income	55	113	—	—
Interest expense	(712)	(2,139)	(0.1)	(0.5)

Income before taxes	36,941	28,358	7.9	7.3
Provision for income taxes	14,784	11,318	3.2	2.9

Net income	$22,157	$17,040	4.7%	4.4%

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Revenue

Revenue for the year ended December 31, 2009, was $468.9 million, compared to $390.6 million for the year ended December 31, 2008, representing an increase of $78.3 million, or 20.0%. Our organic revenue growth rate, which reflects our increase in revenue from year to year excluding the effect of acquisitions, for the year ended December 31, 2009, was 16.3%. The increase in revenue was due to new contract and task order awards, growth on existing contracts, and from our acquisition of TRS. New contract awards consisted primarily of numerous new task order awards under our ITES-2S, NETCENTS, and TEIS contracts. Additionally, we saw significant revenue growth on a number of contracts, primarily the NETCOM EMS and PEO Soldier contracts and an increase in product-related sales under the NETCENTS contract. The additional revenue on these and other contracts was partially offset by a reduction in revenue from expired contracts or funding reductions under existing contracts.

Cost of revenue

Cost of revenue for the year ended December 31, 2009, was $407.3 million, or 86.9% of revenue, compared to $336.5 million, or 86.1% of revenue, for the year ended December 31, 2008. The increase was due to approximately $36.2 million in higher direct labor and associated indirect expenses, such as fringe benefits, and approximately $34.6 million in additional subcontractor support, IT product costs, and other direct costs incurred under our contracts. These increases are the result of new contract and task order awards, growth on existing contracts, and from our acquisition. The increase in cost of revenue as a percentage of revenue is due to the increase in product sales which typically carry a lower margin.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2009, were $22.0 million, or 4.7% of revenue, compared to $20.1 million, or 5.1% of revenue, for the year ended December 31, 2008. General and administrative expenses as a percentage of revenue declined as we continue to leverage our corporate infrastructure expenses over a larger revenue base. The increase in general and administrative expenses is due to higher indirect support costs, higher stock compensation expense, and severance-related costs related to the resignation of one individual, offset by lower bid and proposal costs.

Amortization of intangible assets

Amortization of intangible assets for the year ended December 31, 2009, was $2.1 million, compared to $1.8 million for the year ended December 31, 2008. The increase was the result of the amortization associated with the contracts and customer relationships and non-compete intangible assets recorded in connection with our acquisitions.

Gain on extinguishment of contingent consideration liability

During the third quarter of 2009, we recognized a contingent liability of $5.3 million as part of the TRS acquisition associated with future earnout payments. During the fourth quarter of 2009, we and the previous majority shareholder of TRS entered into negotiations to terminate the contingent consideration earnout for an immediate cash payment. The rationale for terminating the earnout was based primarily on the operational issues around maintaining detailed financial information to monitor the earnout, and the business impact due to the inability to leverage TRS resources into other NCI business areas without negatively affecting the achievement of the earnout targets, and the attractive discount on the potential liability to settle the earnout early. The earnout potential was $6 million and had a fair value of $5.3 million, which was recorded as a liability at the time of the TRS acquisition. Both parties determined it was in the best interest of the combined entity to eliminate the earnout, and the parties mutually agreed to the $3 million settlement, 50% of the potential earnout payment. Consequently, we recognized a $2.3 million gain on the extinguishment of contingent consideration liability.

Operating income

For the year ended December 31, 2009, operating income was $37.6 million, or 8.0% of revenue, compared to $30.4 million, or 7.8% of revenue for the year ended December 31, 2008. Operating income, as a percentage of revenue, increased due to the gain on extinguishment of contingent consideration.

Interest income and interest expense

For the year ended December 31, 2009, net interest expense was $0.7 million compared to $2.0 million for the year ended December 31, 2008. The decrease in interest expense was the result of a lower average outstanding loan balance and lower interest rates. During 2009, we had an average outstanding loan balance of $36.6 million, which accrued interest at approximately 1.5%. During 2008, we had an average outstanding loan balance of $51.6 million, which accrued interest at approximately 3.8%.

Income tax

For the year ended December 31, 2009, our income tax expense was 40.0% of our income before tax. This is a slight increase from 39.9% for the year ended December 31, 2008.

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

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Revenue

Revenue for the year ended December 31, 2008, was $390.6 million, compared to $304.4 million for the year ended December 31, 2007, representing an increase of $86.2 million, or 28.3%. Our organic growth, which reflects our increase in revenue from year to year excluding the effect of acquisitions of PEO Soldier, Karta, and OTS, for the year ended December 31, 2008, was 10.5%. The increase in revenue was due to our acquisitions, new contract awards, and growth on existing contracts. Our acquisitions added approximately $65 million to our 2008 revenue. New contract awards consisted primarily of numerous new task order awards under our ITES-2S, NETCENTS, and TEIS contracts. Additionally, we saw significant revenue growth on a number of contracts with the Army and National Guard. The additional revenue on these and other contracts was partially offset by a decrease in revenue due to lower product sales under our NETCENTS contract, as well a reduction in revenue from expired contracts or funding reductions under existing contracts.

Cost of revenue

Cost of revenue for the year ended December 31, 2008, was $336.5 million, or 86.1% of revenue, compared to $263.7 million, or 86.6% of revenue, for the year ended December 31, 2007. The increase was due to approximately $46 million in higher direct labor and associated indirect expenses, such as fringe benefits, and approximately $27 million in additional subcontractor support, IT product costs, and other direct costs incurred under our contracts. These increases are the result of our acquisitions, new contract awards, and growth on existing contracts. The decrease in cost of revenue as a percentage of revenue is due to an increase in our direct labor as a percentage of revenue, which typically carries higher margins.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2008, were $20.1 million, or 5.1% of revenue, compared to $15.4 million, or 5.1% of revenue, for the year ended December 31, 2007. The increase in general and administrative expenses was due to our acquisition of Karta during June 2007 and its associated general and administrative expenses for the full year 2008 versus six months during 2007, and an increase in bid and proposal costs of $1.6 million during 2008 compared to 2007.

Amortization of intangible assets

Amortization of intangible assets for the year ended December 31, 2008, was $1.8 million, compared to $1.4 million for the year ended December 31, 2007. The increase was the result of the amortization associated with the contracts and customer relationships and non-compete intangible assets recorded in connection with our acquisitions.

Operating income

For the year ended December 31, 2008, operating income was $30.4 million, or 7.8% of revenue, compared to $22.3 million, or 7.3% of revenue for the year ended December 31, 2007. Operating income, as a percentage of revenue, increased primarily due to a decrease in cost of revenue as a percentage of revenue. That decrease is the result of increased revenue from our own direct labor compared to revenue from subcontractors and IT product revenue, which typically carries higher margins.

Interest income and interest expense

For the year ended December 31, 2008, net interest expense was $2.0 million, compared to net interest expense of $1.3 million for the year ended December 31, 2007. The increase in interest expense was the result of increasing debt in connection with the MTC business acquisition during March 2008 and the Karta acquisition during June 2007. During 2008, we had an average outstanding loan balance of $51.6 million, which accrued interest at approximately 3.8%. During 2007, we had an average outstanding loan balance of $50.3 million, which accrued interest at approximately 4.3%.

Income tax

For the year ended December 31, 2008, our income tax expense was 39.9% of our income before tax. This is a decrease from 40.1% for the year ended December 31, 2007.

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. During 2009, approximately 51% of our revenue was generated under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also during 2009, approximately 15% of our revenue was generated under cost-plus contracts, which automatically adjust for changes in cost. The remaining 34% of our revenue was generated under fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, capital expenditures, and making selective strategic acquisitions. We expect the combination of current cash on hand, cash flows from operations, and the available borrowing capacity on our credit facility to continue to meet our normal working capital and capital expenditure requirements for at least the next 12 months. As part of our growth strategy, we may pursue acquisitions that could require us to obtain additional debt or issue equity.

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

We will be working with our present lenders, as well as other potential lenders to replace our current credit facility on or before March 14, 2011. We cannot guarantee that we will be able to negotiate rates similar to our present rates and therefore our future earnings and cash flows may be negatively impacted. Further, given the challenging economic conditions, there can be no assurance that our borrowing capacity will be as much as our current borrowing capacity and therefore our future liquidity may be impacted.

During 2009, we borrowed approximately $15.0 million from our credit facility for the acquisition of TRS Consulting, Inc. During 2009, the balance of accounts receivable increased by $17.8 million to $110.0 million at the end of the year. Days sales outstanding of accounts receivable (DSO) stood at 81 days as of December 31, 2009. This is a decrease of 2 days as compared to December 31, 2008. We are presently working with our customers to resolve payment delays and to reduce our DSO. Our target goal for DSO is in the upper-60’s to mid-70’s range.

Funds borrowed under the agreement will be used to finance possible future acquisitions, to provide for working capital expenditures, and for general corporate uses. As of December 31, 2009, there was approximately $42.0 million due under the credit facility, which reflects approximately $13.0 million of repayments since our acquisition of TRS during July 2009. During 2010, we plan to continue to use our operating cash flows to reduce our loan balance. As of December 31, 2009, the loan accrued interest at a rate of LIBOR plus 100 basis points, or 1.23%, and we were in compliance with all our loan covenants.

The loan interest accrual rate is set monthly at LIBOR plus a set amount (spread). One of the primary factors determining the spread is the ratio of the amount of our outstanding senior debt ratio to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) adjusted for acquisitions. The lower our ratio, the lower our spread above LIBOR. As of December 31, 2009, our ratio stood at 1.0 to 1 and the spread above LIBOR was 100 basis points. Our spread above LIBOR is based on the following loan covenant:

EBITDA Ratio	Set Amount Above LIBOR
Below 2.0 to 1	100 basis points
Between 2.0 and 2.5 to 1	125 basis points
Between 2.5 and 3.0 to 1	150 basis points
Greater than 3.0 to 1	175 basis points

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009, that require us to make future cash payments.

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Contractual obligations:
Bank loan	$42,000	$—	$42,000	$—	$—
Capital lease obligations	104	80	24	—	—
Operating lease obligations	28,131	7,722	13,086	4,760	2,563

Total	$70,235	$7,802	$55,110	$4,760	$2,563

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

Fixed-Price Contracts: Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenue on fixed-price service contracts are recognized as services are performed. Generally, revenue is deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenue on fixed-price contracts that require delivery of specific items may be recognized based on a price per unit as units are delivered. Revenue for fixed-price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Profits related to contracts accounted for under this method may fluctuate from period to period, particularly in the early phases of the contract. Anticipated losses on contracts accounted for under this method are recognized as incurred.

Revenue on certain fixed-price completion contracts is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs, because these contracts require design, engineering, and manufacturing performed to the customer’s specifications. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. A portion of the Company’s revenue is derived from arrangements that include software developed and/or provided by the Company. The Company recognizes this revenue using the percentage-of-completion method.

Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion requires the use of estimates. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts accounted for under the percentage-of-completion method are recognized in the period they are deemed probable and can be reasonably estimated.

Our contracts may include the delivery of a combination of one or more of the Company’s service offerings. In these situations, we determine whether our arrangements with multiple elements should be treated as separate units of accounting with revenue allocated to each element of the arrangement based on the relative fair value of each element.

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

Goodwill is reviewed for impairment no less than annually or when circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Annually on October 1, we perform a fair-value analysis of our reporting unit. If goodwill becomes impaired, the Company would record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. As of October 1, 2009, the Company determined that its goodwill was not impaired.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset many not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. Any write-downs are treated as permanent reductions in the carrying amount of the assets and will result in a reduction of earnings in the period incurred.

Contract rights are amortized proportionately against the acquired backlog. Non-compete agreements are amortized over their estimated useful lives. Acquired software is amortized over its estimated useful life.

Our acquisitions to date have been treated as asset purchases under the Internal Revenue Code. As such, the goodwill generated from those acquisitions is deductible for tax purposes. For the year ended 2009, the tax deduction was $6.3 million. At our tax rate of 40.0%, this deduction saved us approximately $2.5 million in current income tax expenditures. As previously noted, goodwill is not deducted for book purposes. Consequently, as we deduct the goodwill for tax purposes, we are increasing our deferred tax liabilities.

Pending Adoption of New Accounting Pronouncements

During October 2009, the Financial Accounting Standards Board (FASB) updated Revenue Recognition, Multiple-Deliverable Revenue Arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Presently, the Company must use fair value when separating multiple-deliverables contained within the same agreement or defer all revenue from the agreement until all elements have been delivered. This update will allow the Company to use estimated selling price to separate multiple-deliverables when fair value is not available. The Company has not made a decision regarding early adoption. We are currently assessing the impact this standard will have on the financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the year ended December 31, 2009, a 1% change in interest rates would have changed our interest expense and cash flows by approximately $0.3 million. This estimate is based on our average loan balances for the year.

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

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the Company’s Board of Directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by COSO in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2009, our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Compensation,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), and that information is incorporated by reference in this Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 406 of Regulation S-K concerning the Company’s Code of Ethics is included under the caption “Election of Directors” in our 2010 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which Company stockholders may recommend nominees to the Company’s Board of Directors is included under the caption “Election of Directors” in our 2010 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2010 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2010 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” in our 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2010 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this annual report on Form 10-K:

(1) All financial statements

(2) Financial statement Schedule II, Valuation and Qualifying Accounts

(3) Exhibits required by Item 601 of Regulation S-K:

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. 2005 Performance Incentive Plan (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.3*	Form of 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form 8-K, as filed with the Commission on June 12, 2009).

10.1*	401(k) Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.2	Loan and Security Agreement, dated March 14, 2006, by and among NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 14, 2006, and filed with the Commission on March 17, 2006).

10.3	First Amendment to Loan and Security Agreement, dated August 1, 2006, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-51579), as filed with the Commission on November 7, 2006)

Number	Description
10.4	Second Amendment to Loan and Security Agreement, dated June 27, 2007, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission on June 27, 2007).

10.5	Third Amendment to Loan and Security Agreement, dated March 20, 2008, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q (File No. 000-51579), as filed with the Commission on August 1, 2008).

21.1‡	Subsidiaries of Registrant.

23.1‡	Consent of Ernst & Young LLP.

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

(b) Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

(c) Financial Statement Schedule. The financial statement schedule required by this Item is listed under Item 15(a)(2). All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCI, Inc.
Registrant

Date: March 5, 2010	By:	/s/ CHARLES K. NARANG
Charles K. Narang Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2010	By:	/s/ JUDITH L. BJORNAAS
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

Signature	Title	Date

/s/ TERRY W. GLASGOW Terry W. Glasgow	President and Director	March 5, 2010

/s/ JAMES P. ALLEN James P. Allen	Director	March 5, 2010

/s/ JOHN E. LAWLER John E. Lawler	Director	March 5, 2010

/s/ PAUL V. LOMBARDI Paul V. Lombardi	Director	March 5, 2010

/s/ J. PATRICK MCMAHON J. Patrick McMahon	Director	March 5, 2010

/s/ GURVINDER P. SINGH Gurvinder P. Singh	Director	March 5, 2010

/s/ STEPHEN L. WAECHTER Stephen L. Waechter	Director	March 5, 2010

/s/ DANIEL R. YOUNG Daniel R. Young	Director	March 5, 2010

INDEX TO FINANCIAL STATEMENTS

NCI, INC.

Report of Independent Registered Public Accounting Firm

On Internal Controls Over Financial Reporting

The Board of Directors and Stockholders

of NCI, Inc.

We have audited NCI, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NCI, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NCI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, and changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

March 5, 2010

Report of Independent Registered Public Accounting Firm

On The Consolidated Financial Statements

The Board of Directors and Stockholders

of NCI, Inc.

We have audited the accompanying consolidated balance sheets of NCI, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NCI, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our reported dated March 5, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, VA

March 5, 2010

NCI, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	As of December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,193	$1,267
Accounts receivable, net	110,027	92,192
Deferred tax assets, net	4,525	3,116
Prepaid expenses and other current assets	1,677	1,733

Total current assets	117,422	98,308
Property and equipment, net	8,253	5,378
Other assets	827	926
Intangible assets, net	8,569	7,981
Goodwill	106,580	87,740

Total assets	$241,651	$200,333

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,333	$32,747
Accrued salaries and benefits	21,012	16,436
Other accrued expenses/liabilities	4,222	5,353
Deferred revenue	1,782	2,626

Total current liabilities	69,349	57,162
Long-term debt	42,000	40,000
Other liabilities	23	98
Deferred rent	1,914	2,523
Deferred tax liabilities, net	4,138	1,691

Total liabilities	117,424	101,474

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,288,454 shares issued and outstanding as of December 31, 2009, and 8,205,711 shares issued and outstanding as of December 31, 2008	158	156
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of December 31, 2009 and 2008	99	99
Additional paid-in capital	62,943	59,734
Retained earnings	61,027	38,870

Total stockholders’ equity	124,227	98,859

Total liabilities and stockholders’ equity	$241,651	$200,333

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2009	2008	2007
Revenue	$468,910	$390,596	$304,420
Operating costs and expenses:
Cost of revenue	407,322	336,473	263,679
General and administrative expense	22,047	20,079	15,396
Depreciation and amortization	2,111	1,888	1,652
Amortization of intangible assets	2,117	1,772	1,360
Gain on extinguishment of contingent consideration liability	(2,285)	—	—

Total operating costs and expenses	431,312	360,212	282,087

Operating income	37,598	30,384	22,333
Interest income	55	113	544
Interest expense	(712)	(2,139)	(1,886)

Income before taxes	36,941	28,358	20,991
Income tax expense	14,784	11,318	8,420

Net income	$22,157	$17,040	$12,571

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,452	13,362	13,335
Net income per share	$1.65	$1.28	$0.94
Diluted:
Weighted average shares and equivalent shares outstanding	13,775	13,633	13,539
Net income per share	$1.61	$1.25	$0.93

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Class A common stock		Class B common stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	7,028	$134	6,300	$120	$57,073	$9,259	$66,586
Net income	—	—	—	—	—	12,571	12,571
Stock compensation expense	—	—	—	—	774	—	774
Exercise of stock options	25	—	—	—	221	—	221
Excess tax benefits of stock option exercises	—	—	—	—	89	—	89
Conversion of Class B stock to Class A stock (see note 2)	1,100	21	(1,100)	(21)	—	—	—

Balance at December 31, 2007	8,153	$155	5,200	$99	$58,157	$21,830	$80,241
Net income	—	—	—	—	—	17,040	17,040
Stock compensation expense	—	—	—	—	828	—	828
Exercise of stock options	53	1	—	—	405	—	406
Excess tax benefits of stock option exercises	—	—	—	—	344	—	344

Balance at December 31, 2008	8,206	$156	5,200	$99	$59,734	$38,870	$98,859
Net income	—	—	—	—	—	22,157	22,157
Stock compensation expense	—	—	—	—	1,784	—	1,784
Exercise of stock options	82	2	—	—	1,017	—	1,019
Excess tax benefits of stock option exercises	—	—	—	—	408	—	408

Balance at December 31, 2009	8,288	$158	5,200	$99	$62,943	$61,027	$124,227

See Notes to Consolidated Financial Statements.

NCI, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$22,157	$17,040	$12,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,228	3,660	3,012
Loss (gain) on sale and disposal of property and equipment	2	(8)	(4)
Non-cash stock compensation expense	1,784	828	774
Deferred income taxes	1,038	485	321
Changes in operating assets and liabilities:
Accounts receivable, net	(16,617)	(3,699)	(5,776)
Prepaid expenses and other assets	191	(484)	306
Accounts payable	9,531	1,945	4,996
Accrued expenses/other current liabilities	(2,523)	2,584	2,289
Deferred rent	(590)	(522)	(485)

Net cash provided by operating activities	19,201	21,829	18,004

Cash flows from investing activities
Purchase of property and equipment	(4,622)	(2,160)	(1,003)
Proceeds from sale of property and equipment	—	28	4
Cash paid for acquisitions, net of cash acquired	(17,953)	(16,190)	(73,856)

Net cash used in investing activities	(22,575)	(18,322)	(74,855)

Cash flows from financing activities
Proceeds from exercise of stock options	1,019	406	221
Excess tax deduction from exercise of stock options	408	344	89
Proceeds (payments) from line of credit, net	2,000	(2,942)	42,942
Principal payments under capital lease obligations	(127)	(157)	(222)

Net cash provided by (used in) financing activities	3,300	(2,349)	43,030

Net change in cash and cash equivalents	(74)	1,158	(13,821)
Cash and cash equivalents, beginning of year	1,267	109	13,930

Cash and cash equivalents, end of year	$1,193	$1,267	$109

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$712	$2,139	$1,886

Income taxes	$13,374	$9,108	$8,069

Supplemental disclosure of noncash activities:
Equipment acquired under capital leases	$—	$—	$216

See Notes to Consolidated Financial Statements.

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2009

1. Business Overview

NCI, Inc. (the “Company” or “NCI”) was incorporated in Delaware during July 2005.

NCI is a provider of information technology (IT), engineering, logistics and professional services and solutions to Federal Government agencies. NCI’s capabilities are centered on overcoming customers’ challenges to help them meet their critical mission and objectives. NCI provides full lifecycle IT specialties, complemented by professional services. NCI has the agility, position, and determination to focus on expanding market segments within the Federal IT and professional services markets. The Company is extending its core capabilities in line with key market drivers and investing in a robust set of business solutions and offerings. NCI’s core capabilities include: enterprise systems management; network engineering; cybersecurity and information assurance; software development and systems engineering; program management, acquisition, and lifecycle support; engineering and logistics; health IT/medical transformation; and training and simulation. The Company provides these services to Defense, Intelligence, and Federal Civilian agencies. The majority of the Company’s revenue was derived from contracts with the Federal Government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the United States.

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

Subsequent Events

The Company evaluated events subsequent to December 31, 2009, for potential recognition and/or disclosure through the issuance of these financial statements.

Revenue Recognition

The majority of the Company’s revenue is derived from services and solutions provided to the Federal Government, primarily by Company employees and, to a lesser extent, subcontractors. In some cases, revenue includes third-party hardware and software purchased on behalf of customers. The level of hardware and software purchases made for customers may vary from period to period depending on specific contract and customer requirements. The Company generates its revenue from three different types of contractual arrangements: time-and-materials contracts; cost-plus contracts; and fixed-price contracts.

Revenue for time-and-materials contracts are recognized as services are performed, generally, on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and other direct expenses used in performance on the contract. Profits on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

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

Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenue on fixed-price service contracts are recognized as services are performed. Generally, revenue is deferred until all the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenue on fixed-price contracts that require delivery of specific items may be recognized based on a price per unit as units are delivered. Revenue for fixed-price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Profits related to contracts accounted for under this method may fluctuate from period to period, particularly in the early phases of the contract. Anticipated losses on contracts accounted for under this method are recognized as incurred.

Revenue on certain fixed-price completion contracts is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs, because these contracts require design, engineering, and manufacturing performed to the customer’s specifications. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. A portion of the Company’s revenue is derived from arrangements that include software developed and/or provided by the Company. The Company recognizes this revenue using the percentage-of-completion method.

Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion requires the use of estimates. Contract costs include material, labor and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts accounted for under the percentage-of-completion method are recognized in the period they are deemed probable and can be reasonably estimated.

Our contracts may include the delivery of a combination of one or more of the Company’s service offerings. In these situations, we determine whether our arrangements with multiple elements should be treated as separate units of accounting with revenue allocated to each element of the arrangement based on the relative fair value of each element.

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to cover the risk of

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

collecting less than full payment on receivables. On a quarterly basis, the Company reevaluates its receivables, especially receivables that are past due, and reassesses the allowance for doubtful accounts based on specific customer collection issues.

Property and Equipment

Property, equipment, and leasehold improvements are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range from two to seven years for property and equipment, over the shorter of the lease term or the useful lives of the leasehold improvements, and over 30 years for real property.

Long-Lived Assets (Excluding Goodwill)

A review of long-lived assets for impairment is performed annually or when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. The Company believes there were no indications of impairment of such assets during 2009 or 2008.

Intangible Assets

Intangible assets consist of contract and customer relationships and non-compete agreements. Contract and customer relationships are amortized over the expected backlog life based on projected cash flows, which are proportionate to acquired backlog. Non-compete agreements are amortized over their contractual life, which is between 3 to 5 years.

Goodwill

Goodwill is reviewed for impairment annually or when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The Company has one reporting unit. On October 1 each year, the Company performs a fair value analysis of its reporting unit. If goodwill becomes impaired, the Company would record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. Based on the analysis performed, the Company determined that no impairment existed as of October 1, 2009 or 2008.

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

Holders of common stock are entitled to receive, when and if declared by the board of directors from time to time, such dividends and other distributions in cash, stock or property from the Company’s assets or funds legally available for such purposes. Each share of Class A common stock and Class B common stock is equal

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

with respect to dividends and other distributions in cash, stock or property, except that in the case of stock dividends, only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to Class B common stock.

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

Segment Information

Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.

Income Taxes

We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate tax positions to determine whether the position will more likely than not be sustained upon examination by the applicable tax authorities. The Company recognizes liabilities for uncertain tax positions on open tax years when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured at the Company’s best estimate of the taxes ultimately expected to be paid. If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. If we cannot reach that determination, no benefit is recorded. We record interest and penalties related to income taxes as Interest Expense and General and Administrative Expense in the Consolidated Statement of Operations, respectively.

New Accounting Pronouncements

During June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards CodificationTM (ASC) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles. The Codification reorganizes thousands of pronouncements into roughly 90 accounting topics and displays the topics using a consistent structure. All existing accounting standard documents are superseded, and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification became effective for interim and annual periods ending after September 15, 2009. The Codification did not have a material impact on the Company’s results of operations or financial position.

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

During October 2009, the FASB updated Revenue Recognition, Multiple-Deliverable Revenue Arrangements. This guidance is effective for fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Presently, the Company must use fair value when separating multiple-deliverables contained within the same agreement or defer all revenue from the agreement until all elements have been delivered. This update will allow the Company to use estimated selling price to separate multiple-deliverables when fair value is not available. The Company has not made a decision regarding early adoption. The Company is currently assessing the impact this standard will have on the financial statements.

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2009, 2008, and 2007.

	Year ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Net Income	$22,157	$17,040	$12,571

Weighted average number of basic shares outstanding during the period	13,452	13,362	13,335
Dilutive effect of stock options after application of treasury stock method	323	271	204

Weighted average number of diluted shares outstanding during the period	13,775	13,633	13,539

Basic earnings per share	$1.65	$1.28	$0.94

Diluted earnings per share	$1.61	$1.25	$0.93

4. Major Customers

The Company earned the majority of its revenue from the Federal Government for each of the years ended December 31, 2009, 2008, and 2007. Revenue by customer sector for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2009		2008		2007
	(dollars in thousands)
Department of Defense and Intelligence agencies	$411,646	87.8%	$316,316	81.0%	$247,949	81.5%
Federal Civilian agencies	55,760	11.9	63,827	16.3	54,858	18.0
Commercial, state, and local entities	1,504	0.3	10,453	2.7	1,613	0.5

	$468,910	100.0%	$390,596	100.0%	$304,420	100.0%

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

5. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at December 31, 2009 and 2008, as follows:

	As of December 31,
	2009	2008
	(in thousands)
Billed receivables	$59,132	$53,435
Unbilled receivables:
Billable receivables at end of period	42,934	32,464
Other	9,020	7,313

Total unbilled receivables	51,954	39,777

Total accounts receivable	111,086	93,212
Less: allowance for doubtful accounts	1,059	1,020

Total accounts receivable, net	$110,027	$92,192

Other unbilled receivables primarily consist of fees withheld by the customers in accordance with the contract terms and conditions that will be billed upon contract completion and approval of indirect rates. Substantially all other unbilled receivables are expected to be billed and collected within the next 12 months.

6. Property and Equipment

The following table details property and equipment at the end of each period:

	As of December 31,
	2009	2008
	(in thousands)
Property and equipment
Furniture and equipment	$18,831	$13,996
Leasehold improvements	4,936	4,788
Real property	549	549

	24,316	19,333
Less: Accumulated depreciation and amortization	16,063	13,955

Net property and equipment	$8,253	$5,378

Depreciation expense for the years ended December 31, 2009, 2008, and 2007, was $2.1 million, $1.9 million, and $1.7 million, respectively.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

7. Intangible Assets

The following table details intangible assets at the end of each period:

	As of December 31,
	2009	2008
	(in thousands)
Contract and customer relationships	$14,942	$12,404
Less: Accumulated amortization	6,740	4,734

	8,202	7,670

Non-compete agreements	2,038	1,871
Less: Accumulated amortization	1,671	1,560

	367	311

Total	$8,569	$7,981

Amortization expense for the years ended December 31, 2009, 2008, and 2007, was approximately $2.1 million, $1.8 million, and $1.4 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,	(in thousands)
2010	$2,390
2011	2,010
2012	1,450
2013	1,163
2014	1,087
Thereafter	469

8. Goodwill

The following table details the balance of goodwill for each acquisition at the end of each period:

	As of December 31,
	2009	2008
	(in thousands)
Spectrum Systems Services, Inc.	$169	$169
Scientific and Engineering Solutions, Inc.	17,258	17,258
Operational Technology Services, Inc.	5,766	5,766
Karta Technologies, Inc.	53,373	53,373
PEO Soldier	11,174	11,174
TRS Consulting, Inc.	18,840	—

Total	$106,580	$87,740

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

9. Other Accrued Expenses/Liabilities

Other accrued expenses and liabilities consist of the following:

	As of December 31,
	2009	2008
	(in thousands)
Accrued health claims	$1,612	$2,058
Accrued income tax	989	1,502
Current portion of capital lease obligation	71	122
Deferred rent, current	634	616
Other accrued expenses	916	1,055

Total other accrued expenses/liabilities	$4,222	$5,353

10. Leases

The Company has entered into certain capital lease obligations with various expiration dates through December 2011. During October 2003, the Company entered into a lease line of credit to finance various PC and networking equipment. The applicable interest rates on the capital leases range from 1.6% to 12.3%.

The following amounts have been capitalized and are included in property and equipment:

	As of December 31,
	2009	2008
	(in thousands)
Telephone equipment	$477	$477
PC and networking equipment	726	726
Office furniture and other equipment	45	45

	1,248	1,248
Less: Accumulated amortization	1,136	1,037

	$112	$211

The annual amortization cost is included as Depreciation and Amortization Expense in the Consolidated Statements of Operations.

The Company leases office space, equipment, and automobiles under operating leases that expire on various dates through December 31, 2013. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Minimum lease payments under the non-cancelable operating leases and the capital leases are as follows:

	Capital leases	Operating leases
	(in thousands)
For the year ending December 31,
2010	$80	$7,722
2011	24	7,012
2012	—	6,074
2013	—	3,346
2014	—	1,414
Thereafter	—	2,563

Total minimum lease payments	104	$28,131

Amounts representing interest	10

Present value of net minimum lease payments	$94

The Company incurred rent expense, after the impact of the amortization of deferred rent expense, under operating leases of $6.6 million, $5.8 million, and $4.8 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

As of December 31, 2009, the outstanding balance was $42.0 million and interest accrued at a rate of LIBOR plus 100 basis points, or 1.23%. As of December 31, 2009, NCI was in compliance with all its loan covenants. As of December 31, 2008, the outstanding balance was $40.0 million and interest accrued at a rate of LIBOR plus 100 basis points, or 1.43%. As of December 31, 2008, NCI was in compliance with all its loan covenants.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

12. Acquisitions

TRS Acquisition

Effective July 31, 2009, the Company completed the acquisition of 100% of the equity interests of TRS Consulting, Inc. (TRS). TRS is a provider of high-end IT and software development services to the intelligence community. NCI acquired TRS to expand NCI’s presence in Intelligence Community. The Company paid approximately $17.1 million in cash at closing. In addition, the purchase agreement for the acquisition of TRS provided for contingent consideration.

During the third quarter of 2009, we recognized a contingent liability of $5.3 million as part of the TRS acquisition associated with future earnout payments. During the fourth quarter of 2009, we and the previous majority shareholder of TRS entered into negotiations to terminate the contingent consideration earnout for an immediate cash payment. The rationale for terminating the earnout was based primarily on the operational issues around maintaining detailed financial information to monitor the earnout, and the business impact due to the inability to leverage TRS resources into other NCI business areas without negatively affecting the achievement of the earnout targets, and the attractive discount on the potential liability to settle the earnout early. The earnout potential was $6 million and had a fair value of $5.3 million which was recorded as a liability at the time of the TRS acquisition. Both parties determined it was in the best interest of the combined entity to eliminate the earnout and the parties mutually agreed to the $3 million settlement, 50% of the potential earnout payment. Consequently, we recognized a $2.3 million gain on the extinguishment of contingent consideration liability.

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

13. Performance Incentive Plan

The Board of Directors of the Company has adopted The Amended and Restated 2005 Performance Incentive Plan (the Plan), which has been approved by the Company’s stockholders. As of December 31, 2009, the Plan has reserved 3,600,000 shares of Class A common stock for issuance, which increases annually by 100,000 shares. The Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees, and consultants. The Compensation Committee of the Company administers the Plan.

As of December 31, 2009
(in thousands)
Shares reserved under the plan	3,600
Options exercised	1,137
Options outstanding	1,095

Shares available for future grants	1,368

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Stock Compensation

Compensation expense for all stock-based awards is measured at fair value on the date of grant and recognition of compensation expense is recorded over the service period for awards expected to vest. The Company determines the fair value of our stock options using the Black-Scholes-Merton valuation model. The application of the Black-Scholes-Merton model to the valuation of options requires the use of input assumptions, including expected volatility, expected term, expected dividend yield, and expected risk-free interest rate.

Assumptions Used in Fair Value determination

The following weighted-average assumptions were used for option grants made during the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Expected Volatility	47%	39%	39%
Expected Term (in years)	5.3	5.4	5.5
Risk-free Interest Rate	2.15%	2.66%	4.60%
Dividend Yield	0%	0%	0%

•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price.

•

Expected Term. Because the Company does not have significant historical data on employee exercise behavior, we are using the “Simplified Method” as defined under Staff Accounting Bulletin No. 110 to calculate the expected term. The simplified method is calculated by averaging the vesting period and contractual term of the option.

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

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

Stock Options Activity

The following table summarizes stock option activity for the period January 1, 2007, through December 31, 2009:

	Options	Weighted- Average Exercise Price per Share
	(in thousands)
Outstanding at January 1, 2007	644	$8.35
Granted	345	15.79
Forfeited/cancelled	(130)	11.26
Exercised	(25)	8.43

Outstanding at December 31, 2007	834	$10.96

Granted	208	20.89
Forfeited/cancelled	(11)	13.08
Exercised	(53)	7.76

Outstanding at December 31, 2008	978	$13.20

Granted	213	28.42
Forfeited/cancelled	(14)	15.10
Exercised	(82)	12.32

Outstanding at December 31, 2009	1,095	$16.21

The following table summarizes stock option vesting and unvested options for the period January 1, 2007, through December 31, 2009:

	Options	Weighted- Average Fair Value
	(in thousands)
Unvested January 1, 2007	567	$3.49
Granted	345	6.76
Vested	(377)	3.99
Forfeited	(130)	4.51

Unvested December 31, 2007	405	$5.45

Vested December 31, 2007	429	$3.62

Granted	208	8.39
Vested	(131)	4.42
Forfeited	(11)	5.48

Unvested December 31, 2008	471	$7.04

Vested December 31, 2008	507	$3.79

Granted	213	12.61
Vested	(236)	6.99
Forfeited	(14)	6.88

Unvested December 31, 2009	434	$9.81

Vested December 31, 2009	661	$4.79

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The following table summarizes stock options outstanding at December 31, 2009:

Range of exercise prices	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Options exercisable
	(in thousands)		(in years)	(in thousands)
$ 1.00 – $ 2.00	5	$1.90	3.8	5
$ 6.00 – $ 7.00	242	6.65	3.1	242
$10.00 – $12.99	163	10.16	4.8	160
$13.00 – $19.00	385	16.49	4.6	203
Over $21.00	300	27.10	6.2	51

Stock options granted after 2006 will fully vest over a period of three to four years from the date of grant in accordance with the individual stock option agreement.

Stock Compensation

The following table summarizes stock compensation for the three years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
	(in thousands)
Cost of Revenue	$550	$358	$312
General and Administrative	1,234	470	462

	$1,784	$828	$774

We recognized approximately $705,000, $321,000, and $301,000, respectively, of tax benefits from share-based compensation (excluding excess tax benefits recognized upon exercise) during the years ended December 31, 2009, 2008, and 2007. During 2009, we incurred an additional $0.4 million in General and Administrative stock compensation due to one executive’s options that were revalued and vested. As of December 31, 2009, there was approximately $3.2 million of total unrecognized compensation cost of unvested stock compensation agreements related to options. This cost is expected to be fully amortized over the next four years, with approximately $1,382,000, $1,000,000, $607,000, and $176,000 during 2010, 2011, 2012, and 2013, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The costs of the options are included in the Company’s Statement of Operations in the above referenced line items before or in conjunction with the vesting of options.

14. Provision for Income Taxes

Significant components of the provision for income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current
Federal	$11,610	$8,755	$6,683
State and Local	2,137	2,078	1,416

Total Current	13,747	10,833	8,099
Deferred
Federal	701	498	299
State and Local	336	(13)	22

Total Deferred	1,037	485	321

Total Income Tax Provision	$14,784	$11,318	$8,420

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

The differences between the expense (benefit) from income taxes at the statutory U.S. Federal income tax rate of 35% and those reported in the statements of operations are as follows:

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Federal income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.8	4.7	4.5
Other	0.2	0.2	0.6

Total income tax expense	40.0%	39.9%	40.1%

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

Components of the Company’s deferred tax assets and liabilities are as follows for the years ended December 31:

	2009	2008
	(in thousands)
Deferred tax assets
Accrued vacation and compensation	$3,488	$2,164
Allowance for doubtful accounts	410	400
Deferred rent	988	1,229
Intangible assets excluding goodwill	2,243	1,705
Self insurance	381	311
Stock compensation	1,402	858

Total deferred tax assets	8,912	6,667

Deferred tax liabilities
Property and equipment	215	479
Goodwill	8,310	4,763

Total deferred tax liabilities	8,525	5,242

Net deferred tax assets	$387	$1,425

Although realization is not assured, management believes it is more likely than not that all deferred tax assets will be realized.

The Company’s analysis of uncertain tax positions determined that the Company had no material uncertain tax positions and as such, no liability has been recorded as of December 31, 2009. The Company does not anticipate any material changes in this position in the next 12 months.

The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. Federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2006.

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

15. Profit Sharing

The Company has a 401(k) profit sharing plan that covers substantially all NCI employees meeting certain criteria. The plan is a “defined contribution plan” whereby participants have the option of contributing to the plan. The plan provides for the Company to contribute 50 cents for each dollar contributed by the employee, up to the first 6% of their contribution. The participants are vested 100% in their employee contributions immediately. The participants become fully vested in the employer contributions ratably over four years of service.

TRS was acquired during July 2009 and had a 401(k) profit sharing plan that covered all employees. The plan is a defined contribution plan whereby participants have the option of contributing to the plan. The plan provides for the Company to make a 3% contribution on eligible compensation each pay period and a 12% profit sharing contribution on eligible compensation quarterly. Participants are vested 100% in their employee contributions and the 3% employer contribution immediately and are 100% vested for the 12% quarterly employer contribution after three months of service.

The Company’s contributions to both plans for the years ended December 31, 2009, 2008, and 2007, were approximately $2.9 million, $2.2 million, and $1.9 million, respectively.

The Company is also required to contribute to a union pension plan under a Collective Bargaining Agreement with the International Association of Machinists and Aerospace Workers for eligible employees on one of its contracts. The current agreement expires December 31, 2010. For years ended December 31, 2009, 2008, and 2007, the contribution amounts were approximately $50,000, $45,000, and $26,000, respectively.

16. Related Party Transactions

The Company receives support services on an as-needed basis under a subcontract with Net Commerce Corporation, a government contractor wholly owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company. The Company purchased services from Net Commerce Corporation of approximately $546,000, $552,000, and $88,000 for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009 and 2008, there was approximately $0 and $44,000 in accounts payable, respectively, related to this contract.

The Company rents office space from Gur Parsaad Properties, Ltd., which is controlled by Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors. The lease is for approximately 41,000 square feet at approximately $15.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2012. For the years ended December 31, 2009, 2008, and 2007, NCI paid approximately $1,002,000, $886,000, and $382,000, respectively, in lease payments under the office lease.

During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. This agreement included certain indemnifications from the selling shareholders. Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors, was one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of December 31, 2009 and 2008, the Company was owed approximately $51,000 and $0, respectively.

17. Contingencies

Government Audits

Payments to the Company on Federal Government contracts are subject to adjustment upon audit by various agencies of the Federal Government. Audits of costs and the related payments have been performed by the various agencies through 2007 for NCI Information Systems, Inc., our primary corporate vehicle for Government

NCI, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2009

contracting. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations, or liquidity.

Litigation

The Company is party to various legal actions, claims, government inquires, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or liquidity.

18. Supplemental Quarterly Information (unaudited)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended December 31, 2009 and 2008, are presented below.

	For the quarter ended
	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
	(in thousands)
Statement of Operations Data:
Revenue	$125,177	$130,198	$108,519	$105,017	$101,617	$101,141	$96,337	$91,501
Operating costs and expenses:
Cost of revenue	108,619	113,403	93,976	91,324	86,926	87,632	82,571	79,344
General and administrative expenses	6,121	6,271	4,894	4,762	5,062	4,810	5,461	4,746
Depreciation and amortization	552	518	543	498	463	455	489	481
Amortization of intangible assets	643	578	448	448	483	483	483	323
Gain on extinguishment of contingent consideration liability	(2,285)	—	—	—	—	—	—	—

Total operating costs and expenses	113,650	120,770	99,861	97,032	92,934	93,380	89,004	84,894

Operating income	11,527	9,428	8,658	7,985	8,683	7,761	7,333	6,607
Interest income	10	15	10	20	15	24	20	54
Interest expense	(179)	(160)	(161)	(212)	(454)	(498)	(603)	(584)

Income before income taxes	11,358	9,283	8,507	7,793	8,244	7,287	6,750	6,077
Provision for income taxes	4,622	3,658	3,387	3,118	3,298	2,890	2,684	2,446

Net income	$6,736	$5,625	$5,120	$4,675	$4,946	$4,397	$4,066	$3,631

Earnings per share
Basic	$0.50	$0.42	$0.38	$0.35	$0.37	$0.33	$0.30	$0.27
Diluted	$0.49	$0.41	$0.37	$0.34	$0.36	$0.32	$0.30	$0.27

SCHEDULE II—Valuation and Qualifying Accounts

	Year ended December 31,
	2009	2008	2007
	(in thousands)
Allowance for doubtful accounts:
Balance at beginning of period	$1,020	$585	$790
Charged to costs and expense	88	610	412
Deductions	(49)	(175)	(787)
Acquired in business combinations	—	—	170

Balance at end of period	$1,059	$1,020	$585