Form 10-Q
period 2010-03-31
NCI, Inc.
filed 2010-05-06
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2010

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

As of May 3, 2010, there were 8,419,769 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	As of March 31, 2010	As of December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,110	$1,193
Accounts receivable, net	94,883	110,027
Deferred tax assets	6,449	4,525
Prepaid expenses and other current assets	3,319	1,677

Total current assets	105,761	117,422

Property and equipment, net	9,781	8,253
Other assets	858	827
Intangible assets, net	7,972	8,569
Goodwill	106,580	106,580

Total assets	$230,952	$241,651

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$31,000	$—
Accounts payable	33,749	42,333
Accrued salaries and benefits	17,277	21,012
Other accrued expenses/liabilities	6,852	4,222
Deferred revenue	1,769	1,782

Total current liabilities	90,647	69,349

Long-term debt	—	42,000
Other liabilities	6	23
Deferred rent	1,758	1,914
Deferred tax liabilities, net	6,239	4,138

Total liabilities	98,650	117,424

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,399,769 shares issued and outstanding as of March 31, 2010, and 8,288,454 shares issued and outstanding as of December 31, 2009	160	158
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009	99	99
Additional paid-in capital	65,551	62,943
Retained earnings	66,492	61,027

Total stockholders’ equity	132,302	124,227

Total liabilities and stockholders’ equity	$230,952	$241,651

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended March 31,
	2010	2009

Revenue	$114,993	$105,017

Operating costs and expenses:
Cost of revenue	99,392	91,324
General and administrative expense	5,617	4,762
Depreciation and amortization	575	498
Amortization of intangible assets	597	448

Total operating costs and expenses	106,181	97,032

Operating income	8,812	7,985
Interest income	18	20
Interest expense	(161)	(212)

Income before taxes	8,669	7,793
Income tax expense	3,203	3,118

Net income	$5,466	$4,675

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,568	13,409

Net income per share	$0.40	$0.35

Diluted:
Weighted average shares and equivalent shares outstanding	13,877	13,741

Net income per share	$0.39	$0.34

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$5,466	$4,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,172	946
Non-cash stock compensation expense	397	281
Deferred income taxes	178	198
Changes in operating assets and liabilities:
Accounts receivable, net	15,145	6,888
Prepaid expenses and other assets	(1,675)	(1,390)
Accounts payable	(8,584)	(1,315)
Accrued expenses/other current liabilities	(1,131)	165
Deferred rent	(141)	(140)

Net cash provided by operating activities	10,827	10,308

Cash flows from investing activities
Purchase of property and equipment	(2,103)	(810)

Net cash used in investing activities	(2,103)	(810)

Cash flows from financing activities
Proceeds from exercise of stock options	2,179	188
Excess tax deduction from exercise of stock options	34	20
Payments on line of credit, net	(11,000)	(9,500)
Principal payments under capital lease obligations	(20)	(32)

Net cash used in financing activities	(8,807)	(9,324)

Net change in cash and cash equivalents	(83)	174
Cash and cash equivalents, beginning of period	1,193	1,267

Cash and cash equivalents, end of period	$1,110	$1,441

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$161	$212

Income taxes	$1,416	$1,423

See accompanying notes

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments (all of which are of a normal, recurring nature) that are necessary to a fair presentation of the results for such periods. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission (SEC). The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

The Company evaluated events subsequent to March 31, 2010 for potential recognition and/or disclosure through the issuance of these financial statements.

2. Business Overview

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

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009
	(in thousands, except per share data)

Net Income	$5,466	$4,675

Weighted average number of basic shares outstanding during the period	13,568	13,409
Dilutive effect of stock options after application of treasury stock method	309	332

Weighted average number of diluted shares outstanding during the period	13,877	13,741

Basic earnings per share	$0.40	$0.35

Diluted earnings per share	$0.39	$0.34

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Stock Compensation

During the first quarter of 2010, the Company granted approximately 179,000 options and had exercises of approximately 111,000 options. As of March 31, 2010, there were approximately 1.1 million options outstanding.

The following table summarizes stock compensation for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
	(in thousands)
Cost of Revenue	$193	$108
General and Administrative	204	173

	$397	$281

As of March 31, 2010, there was approximately $4.7 million of total unrecognized compensation cost related to unvested stock compensation agreements accounted for under U.S. GAAP. This cost is expected to be fully amortized over the next five years, with approximately $1,397,000, $1,495,000, $1,102,000, $672,000, and $83,000 during 2010, 2011, 2012, 2013, and 2014, respectively. U.S. GAAP requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options.

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

As of March 31, 2010, the outstanding balance was approximately $31.0 million and interest accrued at a rate of LIBOR plus 100 basis points, or 1.25%. As of December 31, 2009, the outstanding balance was approximately $42.0 million. As of March 31, 2010 and December 31, 2009, NCI was in compliance with all its loan covenants.

6. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract. For the three months ended March 31, 2010 and 2009, the expense incurred under this agreement was approximately $311,000 and $95,000 respectively. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts payable.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors. The lease is for approximately 41,000 square feet at $15.00 per square foot with annual escalation and expires on June 30, 2015. For the three months ended as of March 31, 2010 and 2009, NCI paid approximately $240,000 and $228,000, respectively, for rent to Gur Parsaad Properties, Ltd. As of March 31, 2010 and December 31, 2009, there were no outstanding accounts payable.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Related Party Transactions (continued)

During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. (Karta). This agreement included certain indemnifications from the selling shareholders. Dr. Gurvinder Pal Singh, a member of the NCI Board of Directors, was one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of March 31, 2010 and December 31, 2009, the Company had outstanding claims in the amount of approximately $14,000 and $51,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•

Our dependence on our contracts with Federal Government agencies, particularly within the U.S. Department of Defense, for substantially all our revenue; a change in funding of our contracts due to bid protests; changes in Federal Government spending priorities; changes in contract type, particularly changes from cost-plus or time-and-material type contracts to fixed-price type contracts

•	Risk of contract performance or termination

•	Changes in Federal Government programs or requirements, including the increased use of small business providers

•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business

•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)

•

Failure to identify and successfully integrate future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans

•

Economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) Government contracts for services, (ii) outsourcing of activities that have been performed by the Government, (iii) Government contracts containing organizational conflict of interest (OCI) clauses, (iv) delays related to agency specific funding freezes, (v) competition for task orders under Government Wide Acquisition Contracts (GWACs), agency-specific IDIQ contracts and/or schedule contracts with the General Services Administration, (vi) the Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs, and (vii) our ability to achieve the objectives of near term or long range business plans

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC, and from time to time, in other filings with the SEC, such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on the forward-looking statements.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us,” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

OVERVIEW

We are a provider of information technology (IT), engineering, logistics, and professional services and solutions to U.S. Federal Government agencies. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our clients in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across eight core competencies:

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

	Three months ended March 31,
	2010	2009
Department of Defense and intelligence agencies	88.8%	85.5%
Federal civilian agencies	11.2%	13.2%
Commercial, state, and local entities	—%	1.3%

Contract Types

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2010	2009
Time-and-materials	49.7%	52.0%
Cost-plus	16.7	15.8
Fixed-price	33.6	32.2

Results of Operations

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2010	2009	2010	2009
	(in thousands)		(as a percentage of revenue)
Revenue	$114,993	$105,017	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	99,392	91,324	86.4	87.0
General and administrative expenses	5,617	4,762	4.9	4.5
Depreciation and amortization	575	498	0.5	0.5
Amortization of intangible assets	597	448	0.5	0.4

Total operating costs and expenses	106,181	97,032	92.3	92.4

Operating income	8,812	7,985	7.7	7.6
Interest income	18	20	—	—
Interest expense	(161)	(212)	(0.2)	(0.2)

Income before taxes	8,669	7,793	7.5	7.4
Provision for income taxes	3,203	3,118	2.7	2.9

Net income	$5,466	$4,675	4.8%	4.5%

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Revenue

For the three months ended March 31, 2010, total revenue increased by 9.5% or $10.0 million, over the same period a year ago. Our organic revenue growth rate, which reflects our increase in revenue from year to year excluding the effect of acquisitions, for the quarter ended March 31, 2010, was 6.2%. The increase in revenue is due to new contract awards, including the Program Executive Office for Simulation Training and Instrumentation (PEO STRI) recompete award, new task orders under our GWAC contracts, especially Information Technology Enterprise Solutions 2 Services (ITES 2S) and Network-Centric Solutions (NETCENTS), growth on existing programs, especially the PEO Soldier contract, and revenue from the acquisition of TRS Consulting, Inc., which occurred during July 2009. During the first quarter of 2010, our PEO Soldier contract accounted for 11.8% of our revenue due to increased tasking under the contract vehicle as compared with 9.2% of our revenue for the same period during 2009.

Cost of revenue

Cost of revenue increased 8.8%, or $8.1 million, for the three months ended March 31, 2010, as compared to the same period a year ago. The increase was attributable primarily to an increase in direct labor and associated indirect costs related to the increase in revenue. As a percentage of revenue, cost of revenue was 86.4% and 87.0% for the quarters ended March 31, 2010 and 2009, respectively. The 0.6% decrease in cost of revenue as a percentage of revenue resulted from the increase in direct labor expenses compared to other direct costs, since we typically earn higher margins on labor.

General and Administrative Expenses

General and administrative expense increased in both absolute dollar and percentage terms for the three months ended March 31, 2010, as compared to the same period a year ago. As a percentage of revenue, general and administrative expenses increased to 4.9% from 4.5% for the quarters ended March 31, 2010 and 2009, respectively. The increase is primarily due to higher bid and proposal costs and increased accounting fees.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.6 million and $0.5 million for the quarters ended March 31, 2010 and 2009, respectively.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.6 million and $0.4 million for the quarters ended March 31, 2010 and 2009, respectively. The increase is due to the amortization of intangible assets from our acquisition during 2009.

Operating income

For the three months ended March 31, 2010, operating income was $8.8 million, or 7.7% of revenue, compared to $8.0 million, or 7.6% of revenue, for the three months ended March 31, 2009. Operating income was higher for the three months ended March 31, 2010 as operating margin increased due to increased revenue from direct labor. We typically earn higher margins on labor.

Interest Income/Expense

Net interest expense was $0.1 million as compared to $0.2 million for the quarters ended March 31, 2010 and 2009, respectively. The decrease is due to lower borrowing costs. During the first quarter of 2010, we had an average outstanding loan balance of $38.0 million which accrued interest at approximately 1.25%. During the first quarter of 2009, we had an average outstanding loan balance of $35.8 million which accrued interest at approximately 1.4%.

Income Taxes

The increase in income taxes of $0.1 million is the result of the increase in operating income. The effective income tax rate for the quarter ended March 31, 2010 was approximately 36.9% as compared to an effective income tax rate of 40.0% for the quarter ended March 31, 2009. During the first quarter of 2010 we eliminated one of our subsidiaries and realized a $0.3 million positive discrete item. The decrease in our effective tax rate is due to this discrete item partially offset by higher net income before tax.

Contract Backlog

At March 31, 2010 and December 31, 2009, our estimated backlog was $1,506 million and $1,501 million, respectively, of which $261 million and $250 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple-award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC.

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

During the first quarter of 2010, the balance of accounts receivable decreased by $15.1 million to $94.9 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) decreased to 74 days as of March 31, 2010. This compares to a DSO of 81 days as of December 31, 2009.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement consists of a revolving credit facility with an original principal amount of up to $90 million, which includes a swingline facility with an original principal amount of up to $5 million. The outstanding balance of the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The credit facility expires on March 14, 2011. Our interest rate is indexed to the one-month LIBOR and resets monthly. We do not currently hedge our interest rate risk.

Funds borrowed under the agreement will be used to finance possible future acquisitions, to provide for working capital expenditures, and for general corporate uses. During the first quarter of 2010, we paid down our credit facility by a net amount of $11.0 million from cash generated from operations. As of March 31, 2010, there was $31.0 million outstanding under the credit facility and interest accrued at LIBOR plus 100 basis points, or 1.25%,.

We are working with our present lenders, as well as other potential lenders, to replace our current credit facility on or before March 14, 2011. We cannot guarantee that we will be able to negotiate rates similar to our present rates and therefore our future earnings and cash flows may be negatively impacted. Further, given the challenging economic conditions, there can be no assurance that our borrowing capacity will be as much as our current borrowing capacity and therefore our future liquidity may be impacted.

Off-Balance Sheet Arrangements

We do not have any off–balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first quarter of 2010. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our Loan and Security facility. For the quarter ended March 31, 2010, a 1% change in interest rates would have changed our interest expense and cash flows by approximately $0.1 million. This estimate is based on our average balances for the respective period.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation, as of March 31, 2010, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal actions, claims, Government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or liquidity.

Item 1A.	Risk Factors

There have been no significant changes from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. 2005 Performance Incentive Plan (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.3*	Form of 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form 8-K, as filed with the Commission on June 12, 2009).

10.1*	401(k) Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.2	Loan and Security Agreement, dated March 14, 2006, by and among NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 14, 2006, and filed with the Commission on March 17, 2006).

10.3	First Amendment to Loan and Security Agreement, dated August 1, 2006, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-51579), as filed with the Commission on November 7, 2006).

10.4	Second Amendment to Loan and Security Agreement, dated June 27, 2007, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission on June 27, 2007).

10.5	Third Amendment to Loan and Security Agreement, dated March 20, 2008, by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q (File No. 000-51579), as filed with the Commission on August 1, 2008).

10.6*	Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Terry W. Glasgow (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010).

10.7*	Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Judith L. Bjornaas (incorporated herein by reference from Exhibit 10.2 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010).

10.8*	Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Michele R. Cappello (incorporated herein by reference from Exhibit 10.3 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: May 6, 2010	By:	/S/ CHARLES K. NARANG
Charles K. Narang
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2010	By:	/S/ JUDITH L. BJORNAAS
Judith L. Bjornaas
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)