Form 10-Q
period 2010-06-30
NCI, Inc.
filed 2010-08-05
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 2, 2010, there were 8,439,242 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	As of June 30, 2010	As of December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$727	$1,193
Accounts receivable, net	89,041	110,027
Deferred tax assets	6,657	4,525
Prepaid expenses and other current assets	3,670	1,677

Total current assets	100,095	117,422

Property and equipment, net	11,109	8,253
Other assets	825	827
Intangible assets, net	7,374	8,569
Goodwill	106,580	106,580

Total assets	$225,983	$241,651

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$24,000	$—
Accounts payable	30,412	42,333
Accrued salaries and benefits	18,021	21,012
Other accrued expenses/liabilities	3,894	4,222
Deferred revenue	2,659	1,782

Total current liabilities	78,986	69,349

Long-term debt	—	42,000
Other liabilities	—	23
Deferred rent	1,623	1,914
Deferred tax liabilities, net	6,760	4,138

Total liabilities	87,369	117,424

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,439,242 shares issued and outstanding as of June 30, 2010 and 8,288,454 shares issued and outstanding as of December 31, 2009	160	158
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	99	99
Additional paid-in capital	66,467	62,943
Retained earnings	71,888	61,027

Total stockholders’ equity	138,614	124,227

Total liabilities and stockholders’ equity	$225,983	$241,651

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$126,558	$108,519	$241,550	$213,536

Operating costs and expenses:
Cost of revenue	110,927	93,976	210,318	185,300
General and administrative expense	5,369	4,894	10,985	9,655
Depreciation and amortization	596	543	1,171	1,041
Amortization of intangible assets	597	448	1,195	896

Total operating costs and expenses	117,489	99,861	223,669	196,892

Operating income	9,069	8,658	17,881	16,644
Interest income	15	10	33	30
Interest expense	(164)	(161)	(325)	(374)

Income before income taxes	8,920	8,507	17,589	16,300
Income tax expense	3,524	3,387	6,727	6,505

Net income	$5,396	$5,120	$10,862	$9,795

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,628	13,438	13,598	13,424

Net income per share	$0.40	$0.38	$0.80	$0.73

Diluted:
Weighted average shares and equivalent shares outstanding	13,886	13,755	13,882	13,748

Net income per share	$0.39	$0.37	$0.78	$0.71

See accompanying notes

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(amounts in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$10,862	$9,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,366	1,937
Non-cash stock compensation expense	919	609
Deferred income taxes	490	410
Changes in operating assets and liabilities:
Accounts receivable, net	20,986	11,773
Prepaid expenses and other assets	(1,991)	(1,679)
Accounts payable	(11,921)	(7,115)
Accrued expenses/other current liabilities	(2,459)	97
Deferred rent	(261)	(282)

Net cash provided by operating activities	18,991	15,545

Cash flows from investing activities
Purchase of property and equipment	(4,027)	(2,225)

Net cash used in investing activities	(4,027)	(2,225)

Cash flows from financing activities
Proceeds from exercise of stock options	2,441	765
Excess tax deduction from exercise of stock options	166	178
Repayment of line of credit, net	(18,000)	(14,000)
Principal payments under capital lease obligations	(37)	(63)

Net cash used in by financing activities	(15,430)	(13,120)

Net change in cash and cash equivalents	(466)	200
Cash and cash equivalents, beginning of period	1,193	1,267

Cash and cash equivalents, end of period	$727	$1,467

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$325	$374

Income taxes	$8,226	$8,274

See accompanying notes

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries (NCI) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all necessary adjustments (all of which are of a normal, recurring nature) that are necessary to a fair presentation of the results for such periods. The information disclosed in the notes to the financial statements for these periods is unaudited. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (SEC). The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period.

The Company evaluated events subsequent to June 30, 2010 for potential recognition and/or disclosure through the issuance date of these financial statements.

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

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Net Income	$5,396	$5,120	$10,862	$9,795

Weighted average number of basic shares outstanding during the period	13,628	13,438	13,598	13,424
Dilutive effect of stock options after application of treasury stock method	258	317	284	324

Weighted average number of diluted shares outstanding during the period	13,886	13,755	13,882	13,748

Basic earnings per share	$0.40	$0.38	$0.80	$0.73

Diluted earnings per share	$0.39	$0.37	$0.78	$0.71

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. Stock Compensation

During the first six months of 2010, the Company granted approximately 225,000 options and had exercises of approximately 151,000 options. As of June 30, 2010, there were approximately 1.1 million options outstanding.

The following table summarizes stock compensation for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Cost of Revenue	$228	$124	$420	$232
General and Administrative	294	204	499	377

	$522	$328	$919	$609

As of June 30, 2010, there was approximately $4.6 million of total unrecognized compensation cost related to unvested stock compensation agreements accounted for under U.S. GAAP. This cost is expected to be fully amortized over the next five years, with approximately $1.0 million, $1.6 million, $1.2 million, $0.7 million, and $0.1 million during the remainder of 2010, 2011, 2012, 2013, and 2014, respectively. U.S. GAAP requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options.

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

As of June 30, 2010, the outstanding balance was $24.0 million and interest accrued at a rate of LIBOR plus 100 basis points, or 1.35%. As of December 31, 2009, the outstanding balance was approximately $42.0 million and accrued interest at 1.23%. As of June 30, 2010 and December 31, 2009, NCI was in compliance with all its loan covenants.

6. Related Party Transactions

The Company purchased services from Net Commerce Corporation, which is a Government contractor wholly-owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company, under a subcontract. For the three months ended June 30, 2010 and 2009, the expense incurred under this agreement was approximately $217,000 and $183,000, respectively. For the six months ended June 30, 2010 and 2009, the expense incurred under this agreement was approximately $528,000 and $278,000, respectively. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts payable.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. Related Party Transactions (continued)

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh. Dr. Singh was a member of the NCI Board of Directors until June 9, 2010. The lease is for approximately 41,000 square feet at $15.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2015. For the three months ended June 30, 2010 and 2009, NCI paid approximately $240,000 and $294,000, respectively, for rent to Gur Parsaad Properties, Ltd. For the six months ended June 30, 2010 and 2009, NCI paid approximately $479,000 and $522,000, respectively, for rent to Gur Parsaad Properties, Ltd. As of June 30, 2010 and December 31, 2009, there were no outstanding accounts payable.

During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. (Karta). This agreement included certain indemnifications from the selling shareholders. Dr. Gurvinder Pal Singh was a member of the NCI Board of Directors and one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of June 30, 2010 and December 31, 2009, the Company had outstanding claims in the amount of approximately $14,000 and $51,000, respectively.

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

•	Risk of contract performance or termination

•	Changes in Federal Government programs or requirements, including the increased use of small business providers

•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business

•	Adverse results of Federal Government audits of our government contracts

•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)

•

Failure to identify and successfully integrate future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans

•

Economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the Federal Government, (iii) Federal Government contracts containing organizational conflict of interest (OCI) clauses, (iv) delays related to agency specific funding freezes, (v) competition for task orders under Government Wide Acquisition Contracts (GWACs), agency-specific IDIQ contracts and/or schedule contracts with the General Services Administration, (vi) the Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs, and (vii) our ability to achieve the objectives of near-term or long-range business plans

•

Our credit facility expires March 14, 2011. We are working with our present lenders, as well as other potential lenders to replace our current credit facility on or before March 14, 2011. We believe the interest rates on the new facility will be greater than the current credit facility.

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC, and from time to time, in other filings with the SEC, such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Department of Defense and intelligence agencies	90.3%	87.3%	89.5%	86.4%
Federal civilian agencies	9.7%	12.7%	10.5%	12.9%
Commercial, state, and local entities	—%	—%	—%	0.7%

Contract Types

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Time-and-materials	55.1%	53.6%	52.5%	52.8%
Cost-plus	14.8%	16.1%	15.7%	16.0%
Fixed-price	30.1%	30.3%	31.8%	31.2%

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, where we are paid a fixed hourly rate by labor category, to the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus contracts, there is limited financial risk, because we are reimbursed all our allowable costs, and therefore, the profit margins tend to be lower on cost-plus contracts. Under fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus contracts, fixed-price services contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our services work under fixed-price service contracts is fixed-price level-of-effort work, which has a lower risk than fixed-price completion contracts.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(as a percentage of revenue)
Revenue	$126,558	$108,519	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	110,927	93,976	87.6	86.6
General and administrative expenses	5,369	4,894	4.2	4.5
Depreciation and amortization	596	543	0.5	0.5
Amortization of intangible assets	597	448	0.5	0.4

Total operating costs and expenses	117,489	99,861	92.8	92.0

Operating income	9,069	8,658	7.2	8.0
Interest income	15	10	—	—
Interest expense	(164)	(161)	(0.1)	(0.2)

Income before taxes	8,920	8,507	7.1	7.8
Provision for income taxes	3,524	3,387	2.8	3.1

Net income	$5,396	$5,120	4.3%	4.7%

Revenue

For the three months ended June 30, 2010, total revenue increased by 16.6%, or $18.0 million, over the same period a year ago. Our organic revenue growth rate, which reflects our increase in revenue from year to year excluding the effect of acquisitions, for the quarter ended June 30, 2010, was 13.1%. This increase is due to new contract awards, many of which are task orders under our IDIQ contracts, primarily TEIS, ITES 2S, and NETCENTS, including the recompete and expanded contract scope of our PEO STRI work and new base realignment and closure (BRAC) task orders, as well growth on some of our existing contracts and task orders, particularly the PEO Soldier, TRANSCOM, and NETCOM EMS contracts. This growth was partially offset by revenue reductions from programs that have been completed. During the second quarter of 2010, our PEO Soldier contract accounted for 11.5% of our revenue due to increased tasking under the contract vehicle as compared with 10.8% of our revenue for the same period during 2009.

Cost of revenue

Cost of revenue increased 18.0%, or $17.0 million, for the three months ended June 30, 2010, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs and hardware and product related expenses driven by the increase in revenue. As a percentage of revenue, cost of revenue was 87.6% and 86.6% for the quarters ended June 30, 2010 and 2009, respectively. The 1.0% increase in cost of revenue as a percentage of revenue resulted from an increase in hardware costs as a percentage of revenue for the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009.

General and Administrative Expenses

General and administrative expense increased 9.7%, or $0.5 million, for the three months ended June 30, 2010 as compared to the same period a year ago. The increase was primarily due to higher bid and proposal costs incurred during the quarter ended June 30, 2010 compared to the same quarter of 2009. As a percentage of revenue, general and administrative expenses declined 0.3% to 4.2% from 4.5% for the quarters ended June 30, 2010 and 2009, respectively.

Depreciation and Amortization

Depreciation and amortization expense was approximately $0.6 and $0.5 million for the quarters ended June 30, 2010 and 2009, respectively.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $0.6 million for the quarter ended June 30, 2010, as compared to $0.4 million for the quarter ended June 30, 2009. The increase was due to our acquisition of TRS Consulting, Inc. in July 2009.

Operating income

For the three months ended June 30, 2010, operating income was $9.1 million, or 7.2% of revenue, as compared to $8.7 million, or 8.0% of revenue, for the three months ended June 30, 2009. Operating income was higher for the three months ended June 30, 2010 due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was lower for the three months ended June 30, 2010 as compared to the same period in the prior year due to higher hardware and materials costs in the quarter, which tend to carry substantially lower margins than labor.

Interest Income/Expense

Net interest expense was approximately $0.1 million for the quarter ended June 30, 2010 as compared to net interest expense of $0.2 million for the corresponding quarter during 2009. During the second quarter of 2010 we had an average outstanding loan balance of $28.0 million which accrued interest at approximately 1.3%. During the second quarter of 2009, we had an average outstanding loan balance of $31.4 million which accrued interest at approximately 1.3%.

Income Taxes

The increase in income taxes of $0.1 million was the result of the increase in operating income, offset by a slightly lower effective tax rate. The effective income tax rate was approximately 39.5% and 39.8% for the quarters ended June 30, 2010 and 2009, respectively.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(as a percentage of revenue)
Revenue	$241,550	$213,536	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	210,318	185,300	87.1	86.8
General and administrative expenses	10,985	9,655	4.5	4.5
Depreciation and amortization	1,171	1,041	0.5	0.5
Amortization of intangible assets	1,195	896	0.5	0.4

Total operating costs and expenses	223,669	196,892	92.6	92.2

Operating income	17,881	16,644	7.4	7.8
Interest income	33	30	—	—
Interest expense	(325)	(374)	(0.1)	(0.2)

Income before taxes	17,589	16,300	7.3	7.6
Provision for income taxes	6,727	6,505	2.8	3.0

Net income	$10,862	$9,795	4.5%	4.6%

Revenue

For the six months ended June 30, 2010, total revenue increased 13.1%, or $28.0 million, over the same period a year ago. Our organic revenue growth rate, which reflects our increase in revenue from year to year excluding the effect of acquisitions, for the six months ended June 30, 2010, was 9.7%.The increase is due to new contract awards, many of which are task orders under our IDIQ contracts, primarily TEIS, ITES 2S, and NETCENTS, including the recompete and expanded contract scope of our PEO STRI work and new BRAC task orders, as well growth on some of our existing contracts and task orders, including TRANSCOM and PEO Soldier. This growth was partially offset by revenue reductions from programs that have ended. During the first six months of 2010, our PEO Soldier contract accounted for 11.6% of our revenue due to increased tasking under the contract vehicle, as compared with 10.0% of our revenue for the same period during 2009.

Cost of revenue

Cost of revenue increased 13.5%, or $25.0 million, for the six months ended June 30, 2010, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs and an increase in hardware and product related costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 87.1% and 86.8% for the six months ended June 30, 2010 and 2009, respectively. The 0.3% increase in cost of revenue as a percentage of revenue is due to increases in hardware costs and direct labor as a percentage of revenue for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

General and Administrative Expenses

General and administrative expense increased 13.8%, or $1.3 million, for the six months ended June 30, 2010, as compared to the same period a year ago. The increase was primarily due to higher bid and proposal costs incurred during the first six months of 2010 compared to the same period of 2009. As a percentage of revenue, general and administrative expenses remained consistent at 4.5% for the six months ended June 30, 2010 and 2009.

Depreciation and Amortization

Depreciation and amortization expense was approximately $1.2 and $1.0 million for the six months ended June 30, 2010 and 2009, respectively.

Amortization of Intangible Assets

Amortization of intangible assets was approximately $1.2 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively. The increase is due primarily to the amortization of the intangible assets associated with our 2009 acquisition of TRS Consulting, Inc.

Operating income

For the six months ended June 30, 2010, operating income was $17.9 million, or 7.4% of revenue, as compared to $16.6 million, or 7.8% of revenue, for the six months ended June 30, 2009. Operating income was higher for the six months ended June 30, 2010 due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was lower for the six months ended June 30, 2010 compared to the same period in the prior year due to an increase in hardware and material costs which tend to carry substantially lower margins than labor, as well as lower margins on some new contract starts.

Interest Income/Expense

Net interest expense was approximately $0.3 million for the six months ended June 30, 2010 and 2009. During the first six months of 2010, we had an average outstanding loan balance of $33.0 million which accrued interest at approximately 1.3%. During the first six months of 2009, we had an average outstanding loan balance of $33.6 million which accrued interest at approximately 1.3%.

Income Taxes

The increase in income taxes of $0.2 million was the result of the increase in operating income, offset by a 1.7% rate decrease due to a discrete item during the first quarter of 2010. The effective income tax rate for the six months ended June 30, 2010 was approximately 38.2% as compared to an effective income tax rate of 39.9% for the six months ended June 30, 2009.

Contract Backlog

At June 30, 2010 and December 31, 2009, our estimated backlog was $1,424 million and $1,501 million, respectively, of which $230 million and $250 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple-award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, capital expenditures, and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. We expect the combination of our current cash, cash flow from operations, and the available borrowing capacity under our credit facility to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to obtain additional debt or issue equity.

During the second quarter of 2010, the balance of accounts receivable decreased by $5.8 million to $89.0 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) stood at 64 days as of June 30, 2010. This compares to a DSO of 81 days as of December 31, 2009. Historically, we see higher DSO’s at the end of the calendar year and we are focused on keeping DSO’s in the range of the mid 60’s to mid 70’s. An increase in our DSO’s will impact our cash flow and working capital requirements.

Credit Agreement: The borrowing capacity under our Loan and Security Agreement consists of a revolving credit facility with an original principal amount of up to $90.0 million, which includes a swingline facility with an original principal amount of up to $5.0 million. The outstanding balance under the facility accrues interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings. The credit facility expires on March 14, 2011. Our interest rate is indexed to the one-month LIBOR and resets monthly. We do not currently hedge our interest rate risk.

Funds borrowed under the agreement will be used to finance possible future acquisitions, to provide for working capital expenditures, and for general corporate uses. During the first six months of 2010, we paid down our credit facility by a net amount of $18.0 million from cash generated from operations. As of June 30, 2010, there was $24.0 million outstanding under the credit facility and interest accrued at LIBOR plus 100 basis points, or 1.35%.

We are working with our present lenders, as well as other potential lenders, to replace our current credit facility on or before March 14, 2011. We believe that the interest rate on a new facility will be greater than our existing facility and therefore our future earnings and cash flows may be negatively impacted. Further, given the challenging economic conditions, there can be no assurance that our borrowing capacity will be as much as our current borrowing capacity and therefore our future liquidity may be impacted.

Off-Balance Sheet Arrangements

We do not have any off–balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first six months of 2010. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our Loan and Security Agreement. A 1% change in interest rates would have changed our interest expense and cash flow by approximately $0.1 million for the three months ended June 30, 2010, and approximately $0.2 million for the six months ended June 30, 2010.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation, as of June 30, 2010, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the second quarter of 2010, we implemented a new Enterprise Resource Planning (ERP) system as part of our previously disclosed plan for an integrated ERP system across the Company. We evaluated the potential impact to the effectiveness of our internal control over financial reporting prior to and subsequent to implementation. We have concluded that this change, while significant, does not materially affect, nor is it reasonably likely to materially affect our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form 8-K, as filed with the Commission on June 12, 2009).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form 8-K, as filed with the Commission on June 12, 2009).

10.1*	401(k) Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

10.2	Loan and Security Agreement, dated March 14, 2006 by and among NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 14, 2006 and filed with the Commission on March 17, 2006).

10.3	First Amendment to Loan and Security Agreement, dated August 1, 2006 by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2006 (File No. 000-51579), as filed with the Commission on November 7, 2006)

10.4	Second Amendment to Loan and Security Agreement, dated June 27, 2007 by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission on June 27, 2007).

10.5	Third Amendment to Loan and Security Agreement, dated March 20, 2008 by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Quarterly Report on Form 10-Q (File No. 000-51579), as filed with the Commission on August 1, 2008).

10.6*	Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Terry W. Glasgow (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010.)

10.7*	Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Judith L. Bjornaas (incorporated herein by reference from Exhibit 10.2 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010.)

10.8*	Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Michele R. Cappello (incorporated herein by reference from Exhibit 10.3 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010.)

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date:	August 5, 2010	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 5, 2010	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)