Form 10-Q
period 2010-09-30
NCI, Inc.
filed 2010-11-04
CIK 1334478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
000-51579
NCI, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3211574
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11730 Plaza America Drive
Reston, Virginia	20190-4764
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (703) 707-6900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 1, 2010, there were 8,349,242 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
NCI, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	As of	As of
	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,924	$1,193
Accounts receivable, net	127,741	110,027
Deferred tax assets	5,712	4,525
Prepaid expenses and other current assets	4,537	1,677

Total current assets	139,914	117,422

Property and equipment, net	11,469	8,253
Other assets	805	827
Intangible assets, net	6,777	8,569
Goodwill	106,580	106,580

Total assets	$265,545	$241,651

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$28,500	$—
Accounts payable	57,082	42,333
Accrued salaries and benefits	18,121	21,012
Other accrued expenses/liabilities	5,108	4,222
Deferred revenue	2,424	1,782

Total current liabilities	111,235	69,349

Long-term debt	—	42,000
Other liabilities	—	23
Deferred rent	1,458	1,914
Deferred tax liabilities, net	7,673	4,138

Total liabilities	120,366	117,424

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,439,242 shares issued and outstanding as of September 30, 2010, and 8,288,454 shares issued and outstanding as of December 31, 2009	160	158
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	99	99
Additional paid-in capital	66,928	62,943
Retained earnings	77,992	61,027

Total stockholders’ equity	145,179	124,227

Total liabilities and stockholders’ equity	$265,545	$241,651

See accompanying notes

NCI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue	$168,769	$130,198	$410,319	$343,733

Operating costs and expenses:
Cost of revenue	151,138	113,403	361,456	298,703
General and administrative expense	6,194	6,271	17,179	15,926
Depreciation and amortization	762	518	1,933	1,559
Amortization of intangible assets	597	578	1,792	1,474

Total operating costs and expenses	158,691	120,770	382,360	317,662

Operating income	10,078	9,428	27,959	26,071
Interest income	8	15	40	45
Interest expense	(141)	(160)	(466)	(533)

Income before income taxes	9,945	9,283	27,533	25,583
Income tax expense	3,841	3,658	10,567	10,163

Net income	$6,104	$5,625	$16,966	$15,420

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,639	13,477	13,612	13,442

Net income per share	$0.45	$0.42	$1.25	$1.15

Diluted:

Weighted average shares and equivalent shares outstanding	13,873	13,801	13,879	13,766

Net income per share	$0.44	$0.41	$1.22	$1.12

See accompanying notes

NCI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$16,966	$15,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,725	3,033
(Gain) loss on sale and disposal of property and equipment	(85)	2
Non-cash stock compensation expense	1,288	980
Deferred income taxes	2,346	888
Changes in operating assets and liabilities:
Accounts receivable, net	(17,713)	(578)
Prepaid expenses and other assets	(2,838)	(600)
Accounts payable	14,749	8,032
Accrued expenses/other current liabilities	(1,377)	(197)
Deferred rent	(411)	(437)

Net cash provided by operating activities	16,650	26,543

Cash flows from investing activities
Purchase of property and equipment	(5,206)	(2,966)
Proceeds from sale of property and equipment	141	—
Cash paid for acquisitions, net of cash received	—	(14,953)

Net cash used in investing activities	(5,065)	(17,919)

Cash flows from financing activities
Proceeds from exercise of stock options	2,441	865
Excess tax deductions from stock options	258	296
Payments on line of credit, net	(13,500)	(8,000)
Principal payments under capital lease obligations	(53)	(94)

Net cash used in financing activities	(10,854)	(6,933)

Net change in cash and cash equivalents	731	1,691
Cash and cash equivalents, beginning of period	1,193	1,267

Cash and cash equivalents, end of period	$1,924	$2,958

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$466	$533

Income taxes	$11,476	$10,397

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
2. Business Overview
NCI is a provider of information technology (IT), engineering, logistics and professional services and solutions to Federal Government agencies. NCI’s capabilities are centered on overcoming customers’ challenges to help them meet their critical mission and objectives. NCI provides full lifecycle IT specialties, complemented by professional services. NCI has the agility, position, and determination to focus on expanding market segments within the Federal IT and professional services markets. The Company is extending its core capabilities in line with key market drivers and investing in a robust set of business solutions and offerings. NCI’s core capabilities include: enterprise systems management; network engineering; cybersecurity and information assurance; software development and systems engineering; program management, acquisition, and lifecycle support; engineering and logistics; health IT/medical transformation; and training and simulation. The Company provides these services to Defense, Intelligence, and Federal Civilian agencies. The vast majority of the Company’s revenue was derived from contracts with the Federal Government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the United States.
3. Earnings Per Share
Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)

Net Income	$6,104	$5,625	$16,966	$15,420

Weighted average number of basic shares outstanding during the period	13,639	13,477	13,612	13,442
Dilutive effect of stock options after application of treasury stock method	234	324	267	324

Weighted average number of diluted shares outstanding during the period	13,873	13,801	13,879	13,766

Basic earnings per share	$0.45	$0.42	$1.25	$1.15

Diluted earnings per share	$0.44	$0.41	$1.22	$1.12

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
4. Stock Compensation
During the first nine months of 2010, the Company granted approximately 260,000 options and had exercises of approximately 151,000 options. As of September 30, 2010, there were approximately 1.2 million options outstanding.
The following table summarizes stock compensation for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Cost of revenue	$(55)	$141	$365	$373
General and administrative	424	229	923	607

	$369	$370	$1,288	$980

As of September 30, 2010, there was approximately $4.3 million of total unrecognized compensation cost related to unvested stock compensation agreements accounted for under GAAP. This cost is expected to be fully amortized over the next five years, with approximately $0.5 million, $1.6 million, $1.3 million, $0.8 million, and $0.1 million amortized during the remainder of 2010, 2011, 2012, 2013, and 2014, respectively. GAAP requires that the cost of the options be included in the Company’s Statement of Operations before or in conjunction with the vesting of options.
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
As of September 30, 2010, the outstanding balance was approximately $28.5 million and interest accrued at a rate of LIBOR plus 100 basis points, or 1.3%. As of December 31, 2009, the outstanding balance was approximately $42.0 million and accrued interest at 1.2%. As of September 30, 2010 and December 31, 2009, NCI was in compliance with all its loan covenants.
6. Related Party Transactions
The Company purchased services from Net Commerce Corporation, which is a Government contractor wholly-owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended September 30, 2010 and 2009, the expense incurred under this agreement was approximately $189,000 and $132,000, respectively. For the nine months ended September 30, 2010 and 2009, the expense incurred under this agreement was approximately $717,000 and $478,000, respectively. As of September 30, 2010 and December 31, 2009, there were outstanding accounts payable of approximately $65,000 and $0, respectively.

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(UNAUDITED)
6. Related Party Transactions (continued)
The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh. Dr. Singh was a member of the NCI Board of Directors until June 9, 2010. The lease is for approximately 41,000 square feet at $15.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2015. For the three months ended September 30, 2010 and 2009, NCI paid approximately $246,000 and $240,000, respectively, for rent to Gur Parsaad Properties, Ltd. For the nine months ended September 30, 2010 and 2009, NCI paid approximately $725,000 and $762,000, respectively, for rent to Gur Parsaad Properties, Ltd. As of September 30, 2010 and December 31, 2009, there were no outstanding accounts payable.
During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. (Karta). This agreement included certain indemnifications from the selling shareholders. Dr. Singh was one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of September 30, 2010 and December 31, 2009, the Company had outstanding claims in the amount of approximately $37,000 and $51,000, respectively.
7. Subsequent Event
The Company evaluated events subsequent to September 30, 2010 for potential recognition and/or disclosure through the issuance date of these financial statements.
On November 1, 2010, the Company and its lenders under the current credit facility amended the terms of the credit facility to allow the Company to purchase up to $25.0 million of its common shares pursuant to a stock repurchase program.

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
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:
•	Our dependence on our contracts with Federal Government agencies, particularly within the U.S. Department of Defense, for substantially all our revenue; a change in funding of our contracts due to bid protests; changes in Federal Government spending priorities; changes in contract type, particularly changes from cost-plus or time-and-material type contracts to fixed-price type contracts
•	Failure by Congress to approve budgets in a timely fashion and the potential impact on contract funding under a Continuing Resolutions
•	Risk of contract performance or termination
•	Changes in Federal Government programs or requirements, including the increased use of small business providers
•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business
•	Adverse results of Federal Government audits of our government contracts
•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)
•	Failure to identify and successfully integrate future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans
•	Economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the Federal Government, (iii) Federal Government contracts containing organizational conflict of interest (OCI) clauses, (iv) delays related to agency specific funding freezes or budget cutbacks, (v) competition for task orders under Government Wide Acquisition Contracts (GWACs), agency-specific Indefinite Delivery/Indefinite Quantity (IDIQ) contracts and/or schedule contracts with the General Services Administration, (vi) the Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs and agencies, and (vii) our ability to achieve the objectives of near-term or long-range business plans
•	Our credit facility expires March 14, 2011. We are working with our present lenders, as well as other potential lenders to replace our current credit facility on or before March 14, 2011. We believe the interest rates on the new facility will be greater than the current credit facility
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

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Department of Defense and intelligence agencies	93.5%	89.0%	91.2%	87.4%
Federal civilian agencies	6.5%	11.0%	8.8%	12.2%
Commercial, state, and local entities	—%	—%	—%	0.4%
Contract Types
Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and Federal Government procurement objectives.
The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Time-and-materials	65.4%	48.2%	57.8%	51.0%
Cost-plus	11.2%	13.2%	13.9%	14.9%
Fixed-price	23.4%	38.6%	28.3%	34.1%
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

The increase in revenue from time-and-materials type contracts is due to the purchase of materials for our Defense Base Closure and Realignment Commission (BRAC) contracts, which are purchased under time-and-materials orders.
Results of Operations
Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009
The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(as a percentage of revenue)
Revenue	$168,769	$130,198	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	151,138	113,403	89.6	87.1
General and administrative expenses	6,194	6,271	3.7	4.8
Depreciation and amortization	762	518	0.4	0.4
Amortization of intangible assets	597	578	0.3	0.5

Total operating costs and expenses	158,691	120,770	94.0	92.8

Operating income	10,078	9,428	6.0	7.2
Interest income	8	15	—	—
Interest expense	(141)	(160)	(0.1)	(0.1)

Income before taxes	9,945	9,283	5.9	7.1
Provision for income taxes	3,841	3,658	2.3	2.8

Net income	$6,104	$5,625	3.6%	4.3%

Revenue
For the three months ended September 30, 2010, total revenue increased by 29.6%, or $38.6 million, over the same period a year ago. Our organic revenue growth rate, which reflects our increase in revenue from year to year excluding the effect of acquisitions, for the quarter ended September 30, 2010, was 28.4%. This increase was due to new contact awards, including numerous new tasks orders under our GWAC contract vehicles, primarily under TEIS, NETCENTS, and ITES-2S, including Defense Information Systems Agency (DISA) BRAC and other BRAC-related awards under TEIS, as well as growth on existing programs, particularly the NETCOM EMS and PEO Soldier contracts. These increases were offset by revenue reductions due to tasks that have been completed and lower product-related sales under NETCENTS. During the third quarter of 2010, our DISA BRAC contract accounted for 22.3%, or $37.6 million, and our PEO Soldier contract accounted for 14.1%, or $23.7 million, of our revenue. During the third quarter of 2009, PEO Soldier accounted for 10.0%, or $13.0 million, of our revenue. DISA BRAC was awarded during 2010 and no revenue was generated during 2009.
Cost of revenue
Cost of revenue increased 33.3%, or $37.7 million, for the three months ended September 30, 2010, as compared to the same period a year ago. The increase was attributable to increases in hardware and software purchases for our clients and an increase in direct labor and associated indirect costs in support of the increased revenue. As a percentage of revenue, cost of revenue was 89.6% and 87.1% for the quarters ended September 30, 2010 and 2009, respectively. The increase of cost of revenue as a percentage of revenue was due to the higher level of materials sales in the third quarter 2010, which carries a lower margin than labor-related revenue.
General and Administrative Expenses
General and administrative expense decreased 1.1%, or $0.1 million, for the three months ended September 30, 2010, as compared to the same period a year ago. The decrease was due to lower acquisition-related expenses and a slight reduction in other expenses, offset by higher bid and proposal costs. As a percentage of revenue, general and administrative expenses were 3.7% and 4.8% for the quarters ended September 30, 2010 and 2009, respectively.

Depreciation and Amortization
Depreciation and amortization expense was approximately $0.8 million and $0.5 million for the quarters ended September 30, 2010 and 2009. The increase was due to the implementation of our Enterprise Resource Planning (ERP) system during the third quarter of 2010 and general corporate growth.
Amortization of Intangible Assets
Amortization of intangible assets was approximately $0.6 million for the quarters ended September 30, 2010 and 2009.
Operating income
For the three months ended September 30, 2010, operating income was $10.1 million, or 6.0% of revenue, compared to $9.4 million, or 7.2% of revenue, for the three months ended September 30, 2009. Operating income was higher for the three months ended September 30, 2010, due to higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was lower for the three months ended September 30, 2010, as compared to the same period in the prior year, due to a higher percentage of revenue derived from hardware and product-related sales, which typically carry a lower margin.
Interest Income/Expense
Net interest expense was approximately $0.1 million for the quarters ended September 30, 2010 and 2009. During the third quarter of 2010, we had an average outstanding loan balance of $31.3 million which accrued interest at approximately 1.3%. During the third quarter of 2009, we had an average outstanding loan balance of $35.5 million which accrued interest at approximately 1.3%.
Income Taxes
For the three months ended September 30, 2010, the increase in income taxes of $0.2 million was the result of the increase in operating income. There was also a 0.8% rate decrease during third quarter 2010 compared to third quarter 2009 due to a change in state income tax apportionment. The effective income tax rate for the quarter ended September 30, 2010 was approximately 38.6%, as compared to an effective income tax rate of 39.4% for the quarter ended September 30, 2009.
Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009
The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(as a percentage of revenue)
Revenue	$410,319	$343,733	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	361,456	298,703	88.1	86.9
General and administrative expenses	17,179	15,926	4.2	4.6
Depreciation and amortization	1,933	1,559	0.5	0.5
Amortization of intangible assets	1,792	1,474	0.4	0.4

Total operating costs and expenses	382,360	317,662	93.2	92.4

Operating income	27,959	26,071	6.8	7.6
Interest income	40	45	—	—
Interest expense	(466)	(533)	(0.1)	(0.2)

Income before taxes	27,533	25,583	6.7	7.4
Provision for income taxes	10,567	10,163	2.6	2.9

Net income	$16,966	$15,420	4.1%	4.5%

Revenue
For the nine months ended September 30, 2010, total revenue increased 19.4%, or $66.6 million, over the same period a year ago. Our organic revenue growth rate, which reflects our increase in revenue from year to year excluding the effect of acquisitions, for the nine months ended September 30, 2010, was 16.7%. This increase is the result of new contract awards and task orders under our GWAC contract vehicles, including DISA BRAC and other BRAC-related program under TEIS, and significant increases on some existing programs, particularly PEO Soldier. These increases were offset by revenue reductions due to contracts that have ended and significantly lower product-related sales under NETCENTS. During the first nine months of 2010, our DISA BRAC contract accounted for 9.5%, or $39.2 million, and our PEO Soldier contract accounted for 12.6%, or $51.9 million, of our revenue. During the first nine months of 2009, PEO Soldier accounted for 10.0%, or $34.3 million, of our revenue. DISA BRAC was awarded during 2010 and no revenue was generated during 2009.

Cost of revenue
Cost of revenue increased 21.0%, or $62.8 million, for the nine months ended September 30, 2010, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, subcontractor costs, hardware and product-related expenses, and other direct costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 88.1% and 86.9% for the nine months ended September 30, 2010 and 2009, respectively. The 1.2% increase in cost of revenue as a percentage of revenue for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is due to a higher level of hardware and product-related revenue, which typically carries lower margins than labor-related revenue.
General and Administrative Expenses
General and administrative expense increased 7.9%, or $1.3 million, for the nine months ended September 30, 2010, as compared to the same period a year ago. The increase in general and administrative expenses is due to significantly higher bid and proposal costs and higher stock compensation expense. As a percentage of revenue, general and administrative expenses decreased to 4.2% from 4.6% for the nine months ended September 30, 2010 and 2009, respectively, due to leveraging the general and administrative expenses over a much larger revenue base.
Depreciation and Amortization
Depreciation and amortization expense was approximately $1.9 million and $1.6 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in depreciation and amortization is due primarily to the additional assets from overall corporate growth, including the ERP system.
Amortization of Intangible Assets
Amortization of intangible assets was approximately $1.8 million for the nine months ended September 30, 2010, and $1.5 million for the same period during 2009. The increase is due to the timing of amortization of intangible assets over their estimated lives from our acquisitions.
Operating income
For the nine months ended September 30, 2010, operating income was $28.0 million, or 6.8% of revenue, compared to $26.1 million, or 7.6% of revenue, for the nine months ended September 30, 2009. Operating income was higher for the nine months ended September 30, 2009 due to the higher revenue volume as compared to the same period in the prior year. Operating income, as a percent of revenue, was lower for the nine months ended September 30, 2010, as compared to the same period in the prior year, due to a higher percentage of revenue derived from hardware and product-related sales, which typically carry a lower margin.
Interest Income/Expense
Net interest expense was approximately $0.4 million for the nine months ended September 30, 2010, as compared to $0.5 million for the same period in the prior year. During the first nine months of 2010, we had an average outstanding loan balance of $32.4 million which accrued interest at approximately 1.3%. During the first nine months of 2009, we had an average outstanding loan balance of $34.3 million which accrued interest at approximately 1.3%.
Income Taxes
For the nine months ended September 30, 2010, the increase in income taxes of approximately $0.4 million was the result of the increase in operating income. There was also a 1.3% decrease in the effective income tax rate due to a change in state income apportionment. The effective income tax rate for the nine months ended September 30, 2010 was approximately 38.4% as compared to an effective income tax rate of 39.7% for the nine months ended September 30, 2009.

Contract Backlog
At September 30, 2010 and December 31, 2009, our estimated backlog was $1,426 million and $1,501 million, respectively, of which $330 million and $250 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple-award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.
Liquidity and Capital Resources
Our primary liquidity needs are for financing working capital, capital expenditures, making selective strategic acquisitions, and potential repurchases of our common stock. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. We expect the combination of our current cash, cash flow from operations, and the available borrowing capacity under our credit facility to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to obtain additional debt or issue equity.
During 2010, the balance of accounts receivable increased by $17.7 million to $127.7 million at the end of the third quarter. Days sales outstanding of accounts receivable (DSO) decreased to 70 days as of September 30, 2010. This compares to a DSO of 81 days as of December 31, 2009. We are focused on keeping DSO’s in the range of the high 60’s to mid 70’s. Historically, we see an increase in DSO’s at calendar year-end due to the start of the new government fiscal year, and so we expect that DSO’s will increase in the near-term. An increase in our DSO’s will impact our cash flow and working capital requirements.
During November 2010, our Board of Directors authorized management to repurchase up to $25.0 million of shares of our common stock pursuant to a stock repurchase program. The shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock and other market conditions, an increase in the Company’s cash needs or decrease in available cash, borrowing capacity under our credit facility, interest rates and the Company’s financial performance and position. We may suspend or discontinue repurchases at any time.
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
Funds borrowed under the agreement will be used to finance possible future acquisitions, to provide for working capital expenditures, purchases of our common stock, and for general corporate uses. During the first nine months of 2010, we paid down our credit facility by a net amount of $13.5 million from cash generated from operations. As of September 30, 2010, there was $28.5 million outstanding under the credit facility and interest was accruing at LIBOR plus 100 basis points, or 1.3%.
We are working with our present lenders, as well as other potential lenders, to replace our current credit facility on or before March 14, 2011. We cannot guarantee that we will be able to negotiate rates similar to our present rates and therefore our future earnings and cash flows may be negatively impacted. We believe the current market will support a new credit facility at fair prices and appropriate levels.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies during the first nine months of 2010. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to changes in interest rates for borrowings under our Loan and Security Agreement. A 1% change in interest rates would have changed our interest expense and cash flow by approximately $0.1 million for the quarter ended September 30, 2010, and approximately $0.2 million for the nine months ended September 30, 2010. Given the current credit environment, it is expected that when we renew or replace our existing credit facility, our interest rate will increase.
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
Item 4. Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
Management carried out an evaluation, as of September 30, 2010, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
The Company made no change to its internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

4.2	*
NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A (File No. 333-127006), as filed with the Commission on April 30, 2009).

4.3	*
Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form 8-K, as filed with the Commission on June 12, 2009).

4.4	*
NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5	*
Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form 8-K, as filed with the Commission on June 12, 2009).

10.1	*	401(k) Profit Sharing Plan (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).
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

Number		Description
10.6
Fourth Amendment to Loan and Security Agreement, dated November 1, 2010 by and among, NCI, Inc., as the Parent Borrower, each of the Subsidiary Borrowers identified on the signature pages thereto, the several banks and financial institutions from time to time parties to the agreement, and SunTrust Bank as the Administrative Agent (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission on November 2, 2010).

10.7	*
Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Terry W. Glasgow (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010).

10.8	*
Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Judith L. Bjornaas (incorporated herein by reference from Exhibit 10.2 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010).

10.9	*
Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Michele R. Cappello (incorporated herein by reference from Exhibit 10.3 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010).

31.1	‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	‡	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	‡	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc. Registrant
Date: November 4, 2010	By:	/s/ Charles K. Narang
Charles K. Narang
Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2010	By:	/s/ Judith L. Bjornaas
Judith L. Bjornaas
Executive Vice President Chief Financial Officer (Principal Financial and Accounting Officer)