Form 10-K
period 2010-12-31
NCI, Inc.
filed 2011-02-28
CIK 1334478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $180,441,273.
As of February 17, 2011, there were 8,469,242 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
COMPANY OVERVIEW
We are a provider of information technology (IT), engineering, logistics, and professional services and solutions to Federal Government agencies. NCI’s capabilities are centered on overcoming our customers’ challenges to help them meet their critical mission and objectives. Through our comprehensive offerings, we are a full lifecycle capabilities company. We provide full lifecycle IT specialties, complemented by our professional services. We have the agility, position, and determination to focus on expanding market segments within the Federal IT and professional services markets. We are extending our core capabilities in line with key market drivers and investing in a robust set of business solutions and offerings. Our core capabilities include: enterprise systems management; network engineering; cybersecurity and information assurance; software development and systems engineering; program management, acquisition, and lifecycle support; engineering and logistics; health IT/medical transformation; and training and simulation. We provide these services to defense, intelligence, and Federal civilian agencies. The majority of the Company’s revenue is derived from contracts with the Federal Government, directly as a prime contractor or as a subcontractor. We primarily conduct business throughout the United States.
We have strong, long-term relationships with our customers, as evidenced by our record of retaining business. For more than 20 years, we have provided IT and professional services and solutions to the Federal Government, including customers such as the U.S. Army, U.S. Air Force, U.S. Transportation Command, National Guard Bureau, U.S. Central Command, U.S. Special Operations Command, Department of Transportation (DOT), Department of Energy (DOE), Department of Housing and Urban Development (HUD), National Aeronautics and Space Administration (NASA), and the intelligence community. We believe our strong relationships result from our in-depth understanding of customer missions, the strength of our technical solutions, and the co-location of a majority of our employees with our customers.
We have made significant investments in our management, employees, and infrastructure in support of our growth and profitability strategies. Our senior managers average more than 25 years of experience with Federal Government agencies, the U.S. military and Federal Government contractors. Members of our management team have extensive experience growing businesses organically, as well as through acquisitions. We deliver our services through a highly skilled workforce of approximately 2,600 employees, more than 85% of whom possess at least one Federal Government security clearance.
Our 2010 revenue was $581 million, a 24% increase over our 2009 revenue of $469 million. Our organic revenue growth for 2010 as compared to 2009 was 22%, which reflects our increase in revenue from year to year excluding the effect of acquisitions. Since 2005, our revenue, including the effects of our acquisitions, has grown from $191 million during 2005 to $581 million during 2010, representing a compound annual growth rate (CAGR) of 25%. Over the same period, our operating income has increased 254%, from $11.2 million during 2005 to $39.8 million during 2010. As of December 31, 2010, our total estimated contract backlog was $1.3 billion, of which approximately $302 million was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We are focused on continuing to grow organically while improving margins, and intend to expand our capabilities through strategic acquisitions.
MARKET OPPORTUNITY
The Federal Government continues to be among the world’s largest consumers of IT services and solutions. According to INPUT, an independent Federal Government market research firm, the overall Federal Government IT market is expected to grow from $85.8 billion during FY2010 to nearly $112 billion during FY2015. Due to the growth in cyber incidents, of special interest to the Federal Government is cybersecurity and information assurance. Again according to INPUT, spending for information security will rise from $8.6 billion in 2010 to $13.3 billion by 2015 at a compound annual growth rate of 9.1%, nearly twice the rate of overall Federal IT spending. This creates a large opportunity for contractors to bring their combined agency knowledge and operation security expertise to the market. In addition, Department of Defense (DoD) IT budgets continue to grow in the areas related to, among others, situational and battlespace awareness; infrastructure upgrades relating to base realignment and closure (BRAC); headquarters consolidation and modernization; overseas activities; high-performance computing; and business enterprise systems development, implementation, and integration. DoD’s spending on contractor-addressable IT is expected to increase from $31.3 billion during FY2010 to $39.6 billion during FY2015. Moreover, this data may not fully reflect Government spending on classified intelligence programs, operational support services to our armed forces, and complementary technical services, including sophisticated systems engineering. Although spending on intelligence-related activities by the Federal Government remains classified, INPUT estimates total IT spending for contractor-addressable services for U.S. intelligence agencies during FY2010 at $9.9 billion, growing to $13.5 billion during FY2015. INPUT also reports that Civilian agency spending on IT is expected to increase from $44.6 billion during FY2010 to $58.5 billion during FY2015.
The Intelligence budget continues to outpace both Defense and Civilian budgets at a CAGR of 6.4% compared to 5.6% and 4.8%, respectively, according to INPUT. Among civilian agencies, the Departments of Veterans Affairs, Social Security Administration, and Justice rank among the highest year-over-year budget growth rates. On average, DoD IT programs are growing at a slower rate due to the constraints of ongoing war spending. Increased demands in information security, surveillance, and other national security trends continue to drive the Intelligence market segment compared to other segments. Despite the uncertainty related to the economy and the administration’s priorities, Federal IT spending continues to rise, and we believe there will be significant market opportunities for providers of IT services and solutions to the Federal Government because of the following outlined trends.
Current Market Challenges
While we continue to see favorable market opportunities, there are certain challenges facing all Federal service providers. Most pressing is the fact that since October 2010, the Federal Government has been operating under a Continuing Resolution to fund operations. A Continuing Resolution essentially continues funding for most programs at the FY2010 level, and therefore, generally does not allow for new contracts to be awarded. As such, there have been delays in contract and task order awards. The current Continuing Resolution expires March 4, 2011. The House has passed a new Continuing Resolution that would require significant reductions over the FY2010 spending levels. The Senate is opposed to those cuts and the President has threatened a veto if that bill were to be sent to him. While Congress is working on an agreement that would provide short-term Continuing Resolution funding that would allow them to work out a longer-term, acceptable plan for FY 2011. If they are unable to arrive at a near term solution, there is the possibility of a Government work stoppage. The last Government work stoppage occurred in FY1996 and lasted for approximately 21 days. Under such a work stoppage, only “essential” work would be authorized. The designation of “essential” is determined by the Federal Government and is directed by contracting officers. As of this date, there is no direction from the Federal Government as to what activities will be essential, but many defense related activities and programs associated with safety or human life will most likely be funded. The determination of which programs will be funded would be done on a case by case basis. It is unlikely that a government-wide work stoppage would occur for an extended period of time. The greater likelihood is that the Federal Government will operate on a Continuing Resolution basis for the balance of FY2011 and that there would increased be budget pressures on both FY2011 and FY2012.
Economic Pressures Create Demand for Efficient, Effective Solutions
The Federal Government, and the DoD in particular, continues to find itself amid a significant transformation. The Federal Government faces unprecedented financial, economic, and mission challenges as it continually looks for opportunities to address its expanding mission responsibilities amidst increasing budgetary pressures. A significant aspect of this transformation is the use of IT to increase the Federal Government’s effectiveness and efficiency. The result is increased Federal Government spending on IT to upgrade networks and transform the Federal Government from separate, isolated organizations into larger, enterprise-level, network-centric organizations capable of sharing information broadly and quickly. Data center consolidation, green computing, and cloud computing are examples of Federal Government priorities that support the drive for improved effectiveness and efficiencies. While the transformation initiative is driven by the need to prepare for new world threats, adopting these IT transformation initiatives will also improve efficiency and reduce infrastructure costs across all Federal Government agencies.

Transformational Initiatives Driving Investments. Despite the challenging economic environment today, Federal Government spending continues to rise in key technology and professional services areas. IT service providers can address common goals of the administration while providing efficient, cost-effective solutions as the Federal Government plans its technology transformation. INPUT defines the key emerging transformational markets as those that produce cost savings, operational/process efficiency, energy efficiency, improved information sharing/interoperability, transparency, and enhanced agility/flexibility. Federal Government IT solution providers have an opportunity to apply key technology solutions/architectures to address these goals in fastest-growing technology spending areas of the Federal budget, including data center consolidation, cloud computing, virtualization, Service Oriented Architecture (SOA), open source software (OSS), and geospatial technologies.
Cybersecurity Remains Top Priority in Technology Spending. Cybersecurity and information assurance-related technology spending (estimated to grow from $8.6 billion in FY2010 to $13.3 billion in FY2015) remains as one of the Federal Government’s top priorities in response to the ever-increasing threat to our national information infrastructure. The appointment of Howard Schmidt as the White House Cybersecurity Coordinator underscores the continued emphasis of implementing a national-level cybersecurity strategy by creating the role of a cybersecurity policy official who will coordinate the nation’s cybersecurity-related policies, activities, and cyber response. The recent standup of USCYBERCOM, led by General Keith Alexander (Director of the NSA), has the mission of not only defending U.S. military networks, but also conducting full-spectrum cyberwar operations. Department of Homeland Security continues to gain responsibilities to lead cybersecurity efforts for the Federal civilian space, as well as public/private partnerships. The evolving Federal cybersecurity strategy requires contractor support, and we expect significant opportunities and growth in both the Civilian and Defense markets. Within the overall market for cybersecurity services, the majority of the effort is anticipated to be focused on integrated network and security operations, including threat identification and vulnerability analysis, cyber threat warning dissemination, incident response, information exploitation, situational awareness, data protection and secure information sharing.
Open Government Directive Creates Opportunity with Data Transparency Mandates. The current administration is committed to creating an unprecedented level of openness in Government. The President’s Transparency and Open Government memorandum directs the Chief Technology Officer, in coordination with the Director of the Office of Management and Budget (OMB) and the Administrator of General Services, to take specific actions supporting the increased transparency and collaboration objectives. We believe this mandate will create significant opportunities for IT and professional service providers in open source software; building/customizing geospatial tools; creating spatially aware databases and mapping applications; developing agile applications and reusing code; and supporting better business intelligence to reduce integration costs, lower licensing fees, improve service delivery, and improve data transparency.
Human Capital Issues
The Federal Government has increasingly relied on professional service providers, particularly for IT services, in connection with its transformation initiatives. INPUT tracks Federal employment because it has a direct correlation with technology spending and Government reliance on contractor support. Discretionary spending has increased, but the Government has not spent those funds on the salaries of a growing workforce; instead, it has increased spending on technology. The Federal workforce has been flat over the past decade, while discretionary spending, and subsequently IT spending, has increased considerably. With an Office of Personnel Management (OPM) estimated 4% retirement rate over the next seven years, the administration will be unlikely to achieve its workforce goals; therefore, there is still a significant gap that is unlikely to be filled without contractor support. We believe two of the primary reasons contributing to the Federal Government’s increased spending on contractor support include:
Declining Federal Government Workforce. The increasing disparity between total Federal full-time equivalents (FTEs) and contractor workforce represents one of the driving forces underlying the push to reduce the contractor workforce and raise Federal employment. While the contractor workforce has declined since 2005, contractors still outnumber Federal employees 4:1. Based on the Obama administration’s workforce objectives, INPUT’s workforce projections from FY2009-FY2014 indicate a slight increase based on the administration’s need to hire nearly 600,000 employees in his first term, including Defense Secretary Gates’ proposal to move contractor employees into the Federal workforce as part of his acquisition reform policy. INPUT projections are based on 2% annual retirement rate, and at these levels, the 600,000 additions from FY2010-FY2014 would barely address the attrition associated with the Federal workforce retirees.

Increased Reliance on Technology and Professional Service Providers. Federal Government agencies are seeking more innovative solutions and technology services in response to the increasing pressure to operate more effectively and efficiently. The lack of Federal contracting professionals is a Federal Government-wide issue that has increased in visibility and consequence over the past few years. The IT workforce is under tremendous pressure to manage evolving technology and contracts that continue to grow in size, scope, and complexity. Shifts in acquisition trends increase complexity; acquisition challenges around protests and inadequate contract management increase administrative burden; and expanding requirements in best value procurement procedures and performance-based contracting demand more highly skilled acquisition professionals. We believe these acquisition trends and requirements, coupled with the declining Federal workforce, will drive increased reliance on technology and professional service providers during the FY2011-FY2015 timeframe.
Acquisition Reform and Procurement Practices
Federal Government procurement practices and policies are expected to continue to evolve as Federal agencies increasingly rely on professional services providers for IT solutions and services. We expect the following trends to continue to shape the Federal Government’s procurement practices and policies:
Contract Consolidation to Leverage Buying Power. The trend within the Federal Government to consolidate contracts and create “one-stop shops” for professional and IT services continues today. Agencies are consolidating multiple contracts into larger, single task order contracts to provide a broad array of technical solutions and services. Agencies hope to simplify contract administration, streamline acquisition timelines, and leverage their buying power across a more expansive, diversified industrial base. The benefits to the Government include: reduced operational costs, improved efficiency, improved services, and reduced administrative costs. This consolidation trend benefits full-service professional services and IT solution providers with a history of successfully transitioning and integrating services.
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
Increased Emphasis on Transparency and OCI Avoidance. The current administration has pledged comprehensive and sweeping changes to Government contracting including identification of wasteful, inefficient, or ineffective programs; use and oversight of all contract types, particularly sole-source, and other non-competitive contracts; increased emphasis on contracting transparency; and avoidance of any organizational conflicts of interest (OCIs). Concerns around OCI have steadily increased due to industry consolidation, while the Government Accountability Office has sustained an increasing number of bid protests due to the Federal Government’s inadequate management and oversight of OCI issues. The focus on transparency and increased scrutiny on OCI policies will benefit those professional service and IT providers that have delivered cost-effective and efficient solutions for customers; have avoided any real or perceived OCI issues particularly around the hardware and weapons systems environment; and have carefully mitigated production and support services.

COMPETITIVE STRENGTHS
We believe we are well positioned to meet the rapidly evolving needs of Federal Government agencies for IT and professional services and solutions because we possess the following key business strengths:
In-Depth Understanding of Customers’ Missions
Since our founding, we have provided mission-critical services and solutions to our customers, enabling us to develop an in-depth understanding of their missions and technical needs. In addition, approximately 79% of our employees are located at customer sites, giving us valuable strategic insights into customers’ ongoing and future program requirements. Our in-depth understanding of our customer missions, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers’ specific requirements and consistent with their evolving mission objectives.
Cybersecurity Expertise
NCI has a long and recognized history of utilizing cybersecurity to protect mission-critical networks for customers worldwide. Much of our past cybersecurity experience is focused on network operations, enterprise management, and security operations — that is, the initial point of defense. We offer an integrated approach in which cybersecurity is embedded within all our service offerings. We believe our capabilities are aligned with our customers’ unique mission requirements, Federal Government policies, and new Federal Government initiatives, and this integrated approach remains one of our key differentiators, along with our skilled, experienced, and cyber-certified employees. Our cybersecurity capabilities and specialized services include: integrated network and security operations; threat identification and vulnerability analysis; cyber threat warning dissemination; incident response; information exploitation; situational awareness; data protection; and secure information sharing. We believe NCI is well-positioned in this important market and that our major area of expertise, security operations, directly addresses the largest single component of the cybersecurity market. Finally, our competitive strengths are further intensified by our portfolio of prime GWAC/IDIQ contract vehicles, which provide unparalleled access to customers, opportunities, and service offerings.
Proven Ability to Win Business
During 2010, we were awarded task orders, single-award contracts, and contract modifications with a total value of approximately $300 million. Year-over-year contract and task order award amounts tend to be volatile, as they represent multi-year awards. As an example, during 2009, we were awarded task orders, single-award contracts, and contract modifications with a total value of approximately $767 million, which included one award for more than $400 million over several years. Moreover, since our public offering during 2005, we have averaged an annual organic revenue growth rate of 16% and have cumulatively booked $2.4 billion in new business. Our success in winning business is based, in part, on our ability to anticipate customers’ emerging requirements, which enables us to develop stronger technical proposals. With current budgetary constraints, however, cost is becoming more of a factor in some procurements, and our cost structure allows us to be very cost competitive when necessary.
Diverse Base of Key Prime Contract Vehicles
As a result of our business development focus on securing key contracts, we are a prime contractor on numerous multi-year GWACs, agency-specific IDIQs, and MACs that provide us the opportunity to bid on hundreds of millions of dollars of business against a discrete number of other pre-qualified companies each year. These contracts include: General Services Administration (GSA) Alliant contract with a ceiling of $50 billion over eight years; the U.S. Army Information Technology Enterprise Solutions-2 Services (ITES-2S) contract with a ceiling of $20 billion over nine years; the U.S. Army Rapid Response-Third Generation (R2-3G) with a ceiling of $16.4 billion over five years; the U.S. Air Force Network-Centric Solutions (NETCENTS) contract with a ceiling of $9 billion over seven years; the Federal Drug Administration Enterprise System Lifecycle Management Support (FDA ELMS) contract with a ceiling of $2 billion over 10 years; the Defense Logistics Agency Design and Engineering Support Program II (DESP II) with a ceiling of $1.9 billion over six years; the U.S. Army Total Engineering and Integration Services (TEIS) contract with a ceiling of $800 million over five years; the Program Executive Office Soldier Equipment contract (PEO Soldier) with a ceiling of $382 million over eight years; and the GSA Schedule 70. While the Federal Government is not obligated to make any awards under these vehicles, we believe that holding prime positions on these contract vehicles provides us an advantage as we seek to expand the level of services we provide to our customers.

Highly Skilled Employees and an Experienced Management Team
We deliver our services through a highly skilled workforce of approximately 2,600 employees as of December 31, 2010, of which more than 85% possess at least one Federal Government security clearance. Our senior managers have on average more than 25 years of experience with Federal Government agencies, the U.S. military, and Federal Government contractors. Members of our management team have experience growing businesses organically, as well as through acquisitions.
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
Capability Maturity Model Integration (CMMI) — Three NCI business units have been appraised at CMMI-Development (DEV) Maturity Level 3 under Software Engineering Institute (SEI) CMMI. CMMI can be used to guide process improvement across a project, division, or entire organization. CMMI appraisals assist customers in selecting reliable and low-risk suppliers of software products and services. CMMI helps set process improvement goals and priorities, provides guidance for quality processes, and offers a point of reference for appraising current processes.
ISO 9001:2008 — NCI initially received ISO 9001:2000 certification during May 2002 based on an audit of our Quality Management System (QMS). Developed by the International Organization for Standardization (ISO), the ISO 9000 series of standards provides a proven framework for processes that enables an organization to consistently deliver products and services that meet customer requirements. NCI’s ISO 9001 certification was updated to ISO 9001:2008 in May 2010. ISO 9001:2008 enables us to enhance customer satisfaction through: (1) the effective use of our QMS processes; (2) the assurance of conformity to requirements; and (3) continual improvement of our QMS processes. Our ISO 9001:2008 registration scope currently covers all NCI core IT and professional services provided to customers, including systems design, development and integration, enterprise services, engineering and technical services, and security and information management.
ISO/IEC 20000-1:2005 — NCI received ISO/International Electronics Community (IEC) 20000-1:2005 certification in September 2009 for its IT Service Management System for its headquarters facility in Reston, Virginia. ISO/IEC 20000-1:2005 promotes the adoption of an integrated process approach to effectively deliver managed services to meet the business and customer requirements.
Contractor Purchasing System Review (CPSR) — NCI received corporate-wide approval of its purchasing system from its Administrative Contracting Officer (ACO) in December 2009 based upon a review of our purchasing system by the Defense Contract Management Agency (DCMA). The objective of the review is to evaluate the efficiency and effectiveness with which the contractor spends Government funds and complies with Government policy when subcontracting to ensure adequate protection of the Government’s interests. Having an approved purchasing system eliminates, in most cases, the requirement for Government consent for material purchases and subcontracts and provides the opportunity to bid on work where an approved purchasing system is a requirement.
We continue to pursue these certifications to continually improve and mature our processes for our customers. We use metrics to better understand, predict, and optimize our processes to reduce development costs and expedite schedules, all while improving quality for our customers.

STRATEGY
Our objective is to grow our business as a provider of IT and professional services and solutions to Federal Government agencies while improving our profitability. To achieve our objective, we intend to:
Focus on Organic Revenue Growth
We intend to focus on our organic revenue growth rate by capitalizing on our current contract base, expanding services provided to our existing customers, expanding our customer base, and offering new, complementary services. Our goal is to deliver 10% to 15% organic revenue growth per year as we move forward.
Capitalize on Current Contract Base. Our contract base includes 21 prime GWAC/agency-specific IDIQ/MAC contract vehicles with a total combined budgeted ceiling value in excess of $105 billion. While the Government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so, or that any particular pre-qualified contractor, including us, will receive awards under that vehicle. We intend to aggressively pursue task orders under these vehicles to maximize our revenue and strengthen our customer relationships, though there is no assurance that the Federal Government will make awards up to the ceiling amounts or that we will be awarded any task orders under these vehicles.
Expand Services Provided to Existing Customers. We intend to expand the services we provide to our current customers by leveraging our strong relationships, technical capabilities, and past performance record. We believe our understanding of customer missions, processes, and needs — in conjunction with our full lifecycle IT offerings — positions us to capture new work from existing customers as the Federal Government continues to increase the volume of services contracted to professional services providers. Moreover, we believe our strong past performance record positions us to expand the level of services we provide to our customers as the Federal Government places greater emphasis on past performance as a criterion for awarding contracts.
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
Offer New Complementary Services. We intend to leverage our strong reputation for providing IT and professional services to offer new complementary services. We expect to focus on high value-added services that are closely aligned with our current offerings. When appropriate, we anticipate selectively identifying and hiring key personnel who possess unique customer, mission, or technical experience to enhance our knowledge of and expertise in the new service offering. We are extending our core capabilities in line with key market drivers and investing in a robust set of business solutions and offerings, including: IT consolidation/modernization, geospatial search and visualization, information operations/warfare, and enterprise information assurance.
Operating Margins
While the overall market is experiencing margin pressure due to increased competition, we believe we still have opportunity over the next three to five years to increase our operating margins and improve profitability by capitalizing on our corporate infrastructure investments and concentrating on high value-added services related to our core capabilities.
Capitalize on Corporate Infrastructure Investments. During the past several years, we have made significant investments in our senior management and corporate infrastructure in anticipation of future revenue growth. These investments included hiring senior executives with significant experience with Federal IT services companies, strengthening our internal control over financial reporting and accounting staff in support of Exchange Act compliance and public company reporting requirements, and expanding our Sensitive Compartmented Information Facilities (SCIFs) and other corporate facilities. During 2010, we also successfully implemented a new Enterprise Resource Planning (ERP) system.

During 2010 and continuing into 2011, we continue to invest in the people and resources that will support our future growth. As we continue to grow and expand our business base over the next three to five years, we will be able to leverage these new investments in our infrastructure base. A major area of investment over the past several years has been opportunities associated with DoD’s Base Realignment and Closure (BRAC) activities. Initial BRAC work includes setting up headquarters locations for major defense customers. We provide program management, engineering, logistics, and procurement associated with establishing IT infrastructure at the new locations. Most of the initial BRAC work results in little profit due to a higher level of material content. Thus, our total operating margins have been lower in the short-term.
While there have been many BRAC bidding opportunities, we focused on the opportunities that have potential long-term, follow-on growth opportunities in IT services that are more aligned with our core service offerings. We see the follow-on BRAC work as a platform for long-term growth in 2011 and beyond.
Concentrate on High Value-Added Services and Increasing Our Labor Content. Our goal is to improve our operating margins in the long-term as we focus on higher-end value-added IT, engineering, logistics, and professional services and less on commoditized IT services, which have become very competitive, and IT product—related revenue, which has historically very low margins. Additionally, we are focused on increasing the percentage of revenue we derive from our own employees, which carries higher margins than subcontracted work and results in better indirect cost absorption, which can also increase margins.
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
Enterprise Systems Management
We design, install, and manage complex, mission-critical enterprise systems for our customers, increasing the reliability, security, and efficiency of their IT operations while meeting stringent mission requirements. As part of our overall network operation and management services, we continually analyze and monitor enterprise system components and create systems that can adapt to rapidly changing needs. We employ a knowledge-centric service delivery assurance methodology designed to keep customer mission-critical systems at peak performance. This methodology utilizes network and traffic simulations to identify potential changes in performance or possible security issues within a particular network, allowing our engineers to protect customers’ systems and data. Our network engineers are trained and certified in the leading commercial enterprise tools and combine that knowledge with our techniques, experience, and processes to deliver solutions to our customers. Our enterprise systems management services include the following:

•	Infrastructure and Enterprise Systems Management

•	Infrastructure Operations and Management

•	Outsourcing and Managed Services

•	Infrastructure Consolidation and Modernization

•	Public/Private Cloud Computing
•	Application and Network Management

•	Application and Business System Performance Measures

•	Network Design, Implementation, and Migration

•	Network Monitoring and Performance Evaluation

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

Cybersecurity and Information Assurance
We offer cybersecurity and information assurance (IA) solutions to secure enterprise systems and networks with particular expertise in protecting IT infrastructures for our customers who operate in classified environments. We design, configure, and deploy security architectures based on assessments of our customers’ current and future IT needs, mission objectives, and regulatory requirements, in addition to specific threats from unauthorized users. In connection with implementing tailored architectures, we help define and implement IA policies, procedures, and guidelines to ensure effective future IT planning. Our highly skilled and accredited employees research and implement security policies, provide technical support, and develop comprehensive security assessment plans. We also identify potential threats and vulnerabilities, and design and implement corrective action plans that employ advanced technologies, such as encryption, digital signatures, and firewalls, using both commercial-off-the-shelf (COTS) and custom security and software solutions. Our cybersecurity and information assurance services include the following:

•	Intrusion Detection/Prevention System Development

•	Certification and Accreditation

•	Policy and Procedures Development

•	Products Evaluation and Integration

•	Cybersecurity Fusion Centers

•	Public Key Infrastructure (PKI) Implementation

•	Computer Forensics

•	Risk and Threat Assessment

•	Security Awareness and Training

•	Security Test and Evaluation

Software Development and Systems Engineering
We provide a full range of software development, systems engineering and integration services to our customers. Initially, we leverage our business process reengineering skills to analyze the activities, roles, and objectives of a proposed IT system or solution. Based on this analysis, we integrate advanced technologies with our customers’ legacy systems to improve their operational efficiency and increase our customers’ returns on IT investments. Our software development and systems engineering services include:

•	Agile and Open Source Software Development

•	Database Design and Management

•	Enterprise Portal Implementation

•	Integration, Test, and Evaluation

•	Legacy System Integration

•	Project Planning and Management

•	Full Systems Lifecycle Development and Deployment
•	Software/Systems Development

•	Analytical Computing Solutions

•	Data Warehousing/Mining

•	Advanced Graph Analytics

•	Information Sharing and Collaboration

•	High Performance and Grid Computing

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

Engineering and Logistics
We offer a wide array of professional engineering, logistics, and support services. We employ experienced, multi-disciplinary engineering and logistics teams to solve some of our customers’ most challenging fielded systems problems. By tailoring our engineering and logistics specialties for our customers, NCI reduces customer costs while increasing fielded-system capabilities and improving mission readiness. We offer rapid-prototyping and simulation-based designs to efficiently mitigate obsolescence issues with improved performance. We seamlessly deliver supply chain management (SCM) support and information integration through statistical demand forecasting, inventory optimization, and comprehensive data-mining capabilities. Our predictive analysis and service-life extension capabilities ensure increased asset readiness and availability with reduced total cost of ownership (TCO). We are actively engaged in extending service life through creative engineering and logistics solutions, playing a vital role in supporting critical aging aircraft (e.g., F-4, C-5, T-38, and F-16) readiness and multiple Air Force Space and Command, Control, Communications, and Intelligence (C3I) platforms through Diminishing Manufacturing Sources and Material Shortages (DMSMS) and Operational Safety, Suitability, and Effectiveness (OSS&E) capabilities. Our engineering and logistics capabilities include:

•	Software Development and Systems Integration

•	Prototype Design, Development and Testing

•	Material and Component Sourcing

•	Modeling and Simulation

•	Acquisition Planning and Program Management
•	Technology Assessments and Analysis of Alternatives

•	Sustainment Engineering and Obsolescence Management

•	Diminishing Manufacturing Sources and Material Shortages

•	Supply Chain Management and Business Process Outsourcing

•	Multi-Service Weapon Systems Reprogramming Capability

Health IT/Medical Transformation
By combining comprehensive IT services with deep medical business acumen, we have become a leader in the health IT and medical logistics transformation field. We blend deep functional subject-matter expertise with diverse technical talent, including public health experts, healthcare administrators, network engineers, medical trainers, IT specialists, bioenvironmental engineers, aerospace physiologists, and physicians. We have provided a broad spectrum of IT services, including network operations, cybersecurity and information assurance, software development, and enterprise systems management to improve the quality and timeliness of healthcare services provided to public health and medical personnel worldwide. These technologies provide a new paradigm for collaboration, training, and education — offering real-time, high-fidelity interactions among patients and practitioners. Our capabilities and infrastructure support all aspects of health IT and medical transformation, including:

•	Strategic Planning/Consulting

•	Electronic and Personal Health Records

•	Access-to-Care Program Support

•	Data/System Consolidation, Migration, and Modernization

•	Doctrine/Policy Development

•	Social Media/Networking Tools/Solutions
•	Occupational, Environmental, and Population Health Programs

•	Collaboration and Telemedicine Solutions

•	Preparedness and Contingency Planning

•	Aeromedical Evaluation and Combat Casualty Care

•	Medical Education and Training

Training and Simulation
By efficiently combining systems engineering and operational expertise, we solve our customers’ most complex challenges and deliver increased productivity while improving organizational agility. We offer a full range of modeling, simulation, training and exercise support capabilities to increase performance and identify the most cost-effective strategies to meet the unique training needs of our customers. Our solutions leverage the in-depth operational expertise of our staff and the engineering, software development and network operations capabilities of the company. We have a highly talented technical team and the program management experience to meet the complex challenges of our customers. Our solutions include solving complex problems for clients through modeling, simulation, and analysis services. We provide a spectrum of services to clients in national defense, intelligence, healthcare and civil agencies to support sophisticated programs like airborne battle management training; virtual battlefield desktop simulation; command and control; and surveillance modeling. NCI’s training and simulation services include:

•	Modeling and Simulation

•	Network Engineering, Operations and Support

•	Virtual/Desktop Simulation

•	Exercise Support

•	Development and Integration of Distributed Simulation Systems
•	Information Assurance

•	Multi-level Security

•	Distance Learning, Training, and Educational Products

•	Learning Management Systems

CUSTOMERS
Our customers include a diverse base of Federal Government defense, intelligence, and civilian agencies. For the year ended December 31, 2010, approximately 92% of our revenue was generated from DoD and Intelligence agency customers, and approximately 8% of our revenue was generated from Federal civilian agency customers. We believe our risk from adverse budgetary changes is reduced by the mission-critical nature of the IT work we perform for our customers. We also believe our diverse customer base within the Federal Government mitigates the impact of annual fluctuations in our customers’ budgets.
The following is a representative list of our customers for the year ended December 31, 2010. Due to the sensitive nature of our work with the Intelligence Community, we are precluded from providing detailed information regarding specific intelligence agency customers.

Department of Defense

U.S. Forces Korea (USFK)
U.S. Special Operations Command (USSOCOM)
U.S. Strategic Command (USSTRATCOM)
U.S. Transportation Command (USTRANSCOM)
Defense Information Systems Agency (DISA)
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
Government Accountability Office (GAO)
National Aeronautics and Space Administration (NASA)
National Institutes of Health (NIH)
National Nuclear Security Administration (NNSA)
Office of Personnel Management (OPM)
U.S. Capitol Police
U.S. Senate
CONTRACTS
Our contract terms typically extend from one to 10 years, including option years (which may be exercised at the election of the customer). Many of our services are provided under GWAC or agency-specific IDIQ vehicles. Our contract base includes 21 prime GWAC vehicles that have an aggregate program ceiling value of $105 billion, excluding GSA Schedule 70. The following table lists our most significant contract vehicles:

				Number of
		Period of		pre-qualified
Vehicle	Owning agency	performance	Ceiling value*	contractors
GSA Alliant	General Services Administration	05/2009 – 08/2017	$50.0 billion	59
ITES-2S	U.S. Army	12/2006 – 04/2015	20.0 billion	16
R2-3G	U.S. Army	07/2010 – 07/2015	16.4 billion	17
NETCENTS	U.S. Air Force	09/2004 – 09/2011	9.0 billion	8
DESP II	U.S. Air Force	06/2005 – 08/2011	1.9 billion	20
HHS FDA ELMS	Health and Human Service	06/2009 – 06/2019	2.0 billion	10
TEIS	U.S. Army	11/2005 – 06/2011	0.8 billion	3
PEO Soldier	U.S. Army	05/2007 – 04/2015	0.4 billion	1
OPM TMA	Office of Personnel Management	04/2007 – 03/2011	0.3 billion	25

*	Ceiling value refers to the overall contract ceiling for all contractors, and not NCI’s individual ceiling value.
We believe these types of contract vehicles are the preferred method of awarding work by many of our customers because they enable Federal Government agencies to rapidly obtain services through a streamlined process. Under these GWAC vehicles, task orders can only be awarded to a discrete number of pre-qualified companies. Revenue under our prime GWAC, agency-specific IDIQ, MAC, and GSA Schedule 70 task orders accounted for approximately 79% of our total revenue for the year ended December 31, 2010, up from 76% for the year ended December 31, 2009, and 66% for the year ended December 31, 2008. We anticipate that this percentage may continue to increase as we have the opportunity to bid on additional tasks under these contract vehicles, as well as pursue new GWAC, agency-specific IDIQ, and MAC vehicles.

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
CONTRACT BACKLOG
Our estimates of funded, unfunded, and total backlog as of December 31, 2010 and 2009 are as follows:

		Unfunded
As of	Funded backlog	backlog	Total backlog
	(in millions)
December 31, 2010	$302	$999	$1,301
December 31, 2009	$250	$1,251	$1,501
We expect to realize approximately $400 million in revenue from backlog during 2011. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. Our estimates are based on our experience under these and similar contracts. Since October 2010, the Federal Government has been operating under a Continuing Resolution to fund operations. A Continuing Resolution essentially continues funding for most programs at the FY2010 level, and therefore, generally does not allow for new contracts to be awarded. As such, there have been delays in contract and task order awards.
BUSINESS DEVELOPMENT
Our business development process is closely aligned with our overall business strategy to focus on our organic growth while improving our operating margins. We are focused on maximizing the work we perform under our GWAC and agency-specific IDIQ vehicles, expanding our work with existing customers, and expanding our customer base, as well as offering new, complementary services. Working closely as a team, our business development and operations personnel assess market activities with the objective of identifying, qualifying, and generating capture strategies for contract opportunities consistent with our overall business development focus. Business opportunities are carefully qualified and prioritized based on potential value and win probability. A senior-level executive is assigned responsibility for evaluating and capturing each opportunity.
We have centralized and dedicated staff resources for proposal development, pricing, contracts administration, market research, and recruiting to support these business development activities. We manage our business development activity with an industry-leading Customer Relationship Management (CRM) tool. The entire process is defined and quality controlled using our ISO 9001:2008 best practices procedures. All major business development opportunities undergo frequent, disciplined reviews with our senior management. In addition, our Chief Executive Officer and President conduct monthly reviews of all opportunities in our pipeline to validate our business development activities and ensure that resources are allocated to maximize the return on these investments.
GOVERNMENT REGULATION
We are subject to various laws and regulations that may affect our business. Federal Government contracts are subject to a number of Federal laws and regulations, including the Federal Acquisition Regulation (FAR), which limits our ability to compete for or perform certain other contracts due to conflicts of interest, the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based Federal Government contracts, and the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations. We and our subcontractors must also comply with the Foreign Corrupt Practices Act or U.S. export control regulations and laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data. We may also become subject to other Federal Governmental regulations, including those pertaining to environmental laws and potential climate change legislation that could impose additional restrictions or costs in order to comply with such regulations.

COMPETITION
We believe that the major competitive factors in our market are strong customer relationships, a record of successful contract performance, a reputation for quality, an experienced management team, employees with a wide range of technical expertise and security clearances, and competitive pricing. We often compete against or team with divisions of large defense and IT services contractors, including Lockheed Martin Corporation, Northrop Grumman Corporation, General Dynamics Corporation, Computer Sciences Corporation, Raytheon, Harris, BAE Systems, Booz Allen Hamilton, and Science Applications International Corporation. We also compete against or team with mid-tier Federal contractors, such as CACI International, ManTech International, and SRA International that have specialized capabilities, as well as numerous non-public companies within the sector. More recently, we have seen competition from new organizations that have been divested by major defense contractors due to organizational conflicts of interest (OCI). An example is the sale of TASC, Inc. by Northrop Grumman’s Information Technology sector due to OCI issues. Some of our competitors have significantly longer operating histories and more substantial resources. We expect competition in the Federal Government IT and professional services sector to increase in the future.
EMPLOYEES
As of December 31, 2010, we had approximately 2,600 employees, more than 85% of whom held at least one Federal Government security clearance. Our employees are located at more than 95 sites worldwide. More than 79% of our staff is located on-site with our customers, allowing us to build long-term relationships. The majority of our technical staff is professionally certified in one or more of the following areas:

•	Microsoft Certified Professional (MCP)

•	Microsoft Certified Systems Engineer (MCSE)

•	Microsoft Certified Systems Administrator (MCSA)

•	Cisco Certified Network Associate (CCNA)

•	Cisco Certified Network Professional (CCNP)

•	Cisco Certified Design Professional (CCDP)

•	Cisco Certified Security Professional (CCSP)

•	Sun Certified Systems Administrator
•	IT Infrastructure Library (ITIL)

•	Project Management Professional (PMP)

•	CompTIA Certifications (A+, Network +, Security +)

•	ISC2 Certifications (CISSP, SCCP, CAP, ISSEP, ISSAP)

•	Certified INFOSEC Professional

•	COMSEC Certification

•	Global Information Assurance Certification (GIAC) — DoD 8570

•	SANS Institute Certifications (GSEC, GCIA, GCIH, GISF)

We believe we have a professional environment that encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Only 17 of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe our salary structures, incentive compensation, and benefit packages are competitive within our industry.
CORPORATE INFORMATION
We were incorporated as NCI, Inc. in Delaware during July 2005. During September 2005, we completed a merger and share exchange as a result of which NCI Information Systems, Inc., a Virginia corporation, which was incorporated during 1989, became a wholly-owned subsidiary. We primarily contract with the Federal Government through our wholly-owned subsidiary, NCI Information Systems, Inc.
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
You should carefully consider the risks and uncertainties described below, together with information included elsewhere in this Annual Report on Form 10-K and other documents we file with the SEC, in your evaluation of our business. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition, or operating results could be materially harmed and the price of our stock could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters, or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.
Risks Related to Our Business
We depend on contracts with the Federal Government for the majority of our revenue. If our relationships with Federal Government agencies are harmed, our future revenue and operating profits would decline.
For the years ended December 31, 2010 and 2009, we derived almost all our revenue from Federal Government contracts, either as a prime contractor or a subcontractor, including approximately 92% and 88% of our revenue from contracts with the DoD and intelligence agencies during 2010 and 2009, respectively. We believe that Federal Government contracts will continue to be the source of the majority of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with Federal Government agencies in general, or with the DoD and intelligence agencies in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with Federal Government agencies are our performance on individual contracts and task orders, the strength of our professional reputation, and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenue and operating results could decline materially.
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
As of December 31, 2010, our estimated contract backlog totaled approximately $1.3 billion, of which approximately $302 million was funded. We expect to realize approximately $400 million in revenue from backlog during 2011. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early; or an option that we had assumed could not be exercised. Further, while many of our Federal Government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract backlog will be recognized as revenue.
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
We depend on continued Federal Government expenditures on defense, intelligence, and other programs that we support. Accordingly, changes in Federal Government contracting policies could directly affect our financial performance. The overall U.S. Defense budget declined from time to time during the late 1980s and the early 1990s. While spending authorizations for Defense- and Intelligence-related programs by the Federal Government have increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant, or shift to programs in areas where we do not currently provide services. Among the factors that could materially adversely affect us are the following:
•	budgetary constraints affecting Federal Government spending generally or specific departments or agencies in particular, and changes in fiscal policies or available funding;
•	changes in Federal Government programs or requirements, including the increased use of small business providers;
•	Federal Government agencies are more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;
•	Federal Governmental shutdowns (such as that which occurred during the Federal Government’s 1996 fiscal year) and other potential delays in the Federal Government appropriations process;
•	the use of a Continuing Resolution to fund agencies instead of a budget appropriation, which may cause our customers within those agencies to defer or reduce work under our current contracts;
•	a failure of Congress to pass adequate supplemental appropriations to pay for an international conflict or related reconstruction efforts;
•	a reduction in spending or a shift of expenditures from existing programs;
•	the FAR and certain of our Federal Government contracts contain OCI clauses that may limit our ability to compete for or perform certain other contracts. OCIs arise when we engage in activities that may make us unable to render impartial assistance or advice to the Federal Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. An OCI issue that precludes our competition for or performance on a significant program or contract could harm our prospects and negative publicity about an OCI issue could damage our reputation;

•	curtailment of the Federal Government’s use of professional services providers, realignment of funds with changed Government priorities including “insourcing” of previously contracted support services, and the realignment of funds to other non-defense related programs, which may reduce the amount of funds available to defense-related and other programs in our core service areas;
•	adoption of new laws or regulations;
•	competition and consolidation in the IT industry;
•	general economic conditions; and
•	these or other factors could cause Federal Governmental agencies, or prime contractors for which we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts, or elect not to exercise options to renew contracts, any of which could cause our revenue and operating profits to decline.
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
As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under our GWAC and agency-specific IDIQ vehicles, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. Depending on labor market conditions, we may not be able to identify, hire, and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis, or violate Federal Government contracting policies, laws, or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ expectations may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of recompetition, damage our reputation, and hurt our ability to compete for future contracts.

We are a subcontractor to other businesses on a portion of our business. If these businesses were to encounter financial difficulty, they may fail to perform their contractual obligation. Consequently, our contractual performance and reputation, as well as our financial position could be affected.
We are a subcontractor to other businesses on some of our contracts or task orders (approximately 12% of our revenue in 2010 was derived from contracts where we were a subcontractor). We are not in a position to control overall contract performance, and our payments are subject to the financial capabilities of the prime, not the Federal Government. If our prime contractor experiences difficulties, it may not have the financial resources to perform its contractual obligations. This failure to perform could harm our reputation and affect our financial position where we have financial exposure. Specifically, we could see an increase in bad debt expense and reserves, which could negatively affect cash flows and earnings.
Failure to maintain strong relationships with other contractors could result in a decline in our revenue.
As discussed above, in our role as a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could differ materially and adversely from those anticipated if any prime contractor or teammate chose to offer, directly to the client, services of the type that we provide or if they team with other companies to provide those services.
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
Our business could be negatively impacted by security threats and other disruptions.
As experienced by numerous organizations across the globe, companies in the IT industry are challenged with responding to and mitigating advanced persistent threats (APTs) to their customers’ systems and networking infrastructures. Though unpatched and “zero-day” exploits are common issues, the most effective APTs begin with sophisticated socially-engineered communications (so called “phishing” emails) to trick users into visiting websites that can inject malicious software (malware) onto the users’ local computing devices. Once injected, these malicious software programs work to embed themselves further into the compromised environment, gather information, and then slowly and stealthily exfiltrate it to parties outside of the compromised environment (potentially for long periods of time). We combat APTs by leveraging our SecureNet Continuous Monitoring methodology in accordance with industry best practices and in alignment with our corporate Computer, Network, and Internet Security Management policy. Failures to comply with our network security policies may result in contract terminations, adverse legal actions (including potentially the payment of damages to affected parties), additional investments in security management and network/system monitoring tools, and damage to our reputation among our customers and the market at large (leading to potential loss of competitive momentum). In aggregate, failure to focus on APTs may result in a material increase in our costs, reduction in our revenues, and lessened competitive positioning (or some combination thereof).
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

Our estimates, forward-looking statements, and projections may prove to be inaccurate.
Revenue from some of our fixed-price contracts is recognized using the percentage-of-completion method with progress toward completion of a particular contract based on actual costs incurred relative to total estimated costs to be incurred over the life of the contract. Estimating costs at completion and award fees on our long-term contracts is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known.
In the event updated estimates indicate that we will experience a loss on a percentage-of-completion contract, we recognize the estimated loss at the time it is determined. Additional information may subsequently indicate that the loss is more or less than initially recognized, which requires further adjustments in our financial statements. Changes in the underlying assumptions, circumstances or estimates could result in adjustments that could have a material adverse effect on our future results of operations. We recognized approximately 5%, 6%, and 6% of our revenue using the percentage-of-completion method for the years ended December 31, 2010, 2009, and 2008, respectively.
If we fail to manage acquisitions, divestitures, and other transactions, our financial results, business, and future prospects could be harmed.
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
If we are unable to successfully integrate companies we may acquire in the future, our revenue and operating results could suffer. Integrating such businesses into our operations may result in unforeseen operating difficulties (including incompatible accounting and information management systems), may absorb significant management attention, and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. These difficulties of integration may require us to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds, and reconcile different corporate cultures. In certain acquisitions, the FAR may require us to enter into Government novation agreements, a potentially time-consuming process. In addition, we may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to customers of acquired companies to increase our revenue. We may experience increased attrition, including, but not limited to, key employees of the acquired companies during and following the integration of acquired companies that could reduce our future revenue. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence before the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the Federal Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.
Our acquisitions could cause unforeseen OCIs, which could preclude us from bidding on related projects, thereby making the acquisition not as profitable as originally forecast. Additionally, the Small Business Administration requires small businesses to re-certify their size standard within 30 days of any sale or merger. It is likely that any small business we acquire will have some component of small business contracts. These new regulations may affect our ability to retain some or all the contracts after the acquisition, which, in turn, may affect the value of the acquisition.

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
Our business involves providing services that require some of our employees to operate in countries that may be experiencing political unrest, war, or terrorism, including Afghanistan and Iraq. Certain senior-level employees or executives may, on occasion, be part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury or bodily harm in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with additional risks inherent in sending our employees to dangerous locations, such as increased insurance costs and the repatriation of our employees or executives for reasons beyond our control. We maintain insurance policies that mitigate risk and potential liabilities related to our operations. Our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. These problems could cause our actual results to differ materially and adversely from those anticipated.
If we are unable to manage our growth, our business could be adversely affected.
Sustaining our growth has placed significant demands on our management, as well as on our administrative, operational, and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial, and management information systems, as well as to expand, motivate, and manage our workforce. If we are unable to manage our growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, prospects, financial condition, or operating results could be adversely affected.
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
The Company has substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that could reduce the Company’s operating income.
As of December 31, 2010, goodwill accounted for approximately $107 million, or approximately 40%, of the Company’s recorded total assets. Under U.S. generally accepted accounting principles (GAAP), the Company reviews its goodwill for impairment at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. If goodwill becomes impaired, the Company would record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.
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
If the Federal Government terminates a contract for convenience, we may recover only our incurred or committed allowable costs, settlement expenses, and profit on work completed before the termination. We cannot recover anticipated profit on terminated work. If the Federal Government terminates a contract for default, we may not recover even incurred amounts, and instead may be liable for excess costs incurred by the Federal Government in procuring undelivered items and services from another source.
Federal Government contracts contain other provisions that may be unfavorable to us.
Federal Government contracts contain provisions and are subject to laws and regulations that give the Federal Government rights and remedies not typically found in commercial contracts. These provisions allow the Federal Government to terminate a contract for convenience or decline to exercise an option to renew. They also permit the Federal Government to do the following:
•	reduce or modify contracts or subcontracts;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	limit our ability to compete for or perform certain other contracts as a result of OCI clauses;

•	claim rights in products and systems produced by us; and
•	suspend or debar us from doing business with the Federal Government.

If the Federal Government exercises its rights under any of these provisions, our revenue and operating profits could decline.
Many of our Federal Government customers spend their procurement budgets through MACs under which we are required to compete for post-award orders or for which we may not be eligible to compete and could limit our ability to win new contracts and grow revenue.
Budgetary pressures and reforms in the procurement process have caused many Federal Government customers to increasingly purchase goods and services through agency-specific IDIQ contracts, the GSA Schedule 70 task orders, and other multiple-award and/or GWAC vehicles. These contract vehicles have resulted in increased competition and pricing pressure, requiring us to make sustained post-award efforts to realize revenue under the relevant contract vehicle. The Federal Government’s ability to select multiple winners under multiple-award schedule contracts, GWACs, blanket purchase agreements, and other agency-specific IDIQ contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple-award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. We are only eligible to compete for work (task orders and delivery orders) as a prime contractor pursuant to GWACs already awarded to us. Our failure to compete effectively in this procurement environment could reduce our revenue. If the Federal Government elects to use a contract vehicle that we do not hold a position on, we will not be able to compete as a prime contractor.
Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work.
There is an increasing trend in the number and duration of protests of the major contract awards we have received in the last year. The resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. Specifically, the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction, or modification of the awarded contract, could result in increased cost and reduced profitability.
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
We enter into three types of Federal Government contracts for our services: time-and-materials, cost-plus, and fixed-price. For the year ended December 31, 2010, we derived approximately 55%, 14%, and 31% of our revenue from time-and-materials, cost-plus, and fixed-price contracts, respectively. If we acquire other businesses, our contract mix could change significantly, depending on the size and contract mix of the acquired businesses.
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
We must comply with and are affected by laws and regulations relating to the formation, administration, and performance of Federal Government contracts, which affect how we do business with our customers and may impose added costs on us. Among the most significant laws and regulations are:
•	the FAR and agency regulations supplemental to the FAR, which comprehensively regulate the formation, administration, and performance of Federal Government contracts;
•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
•	the FAR and certain of our Federal Government contracts contain OCI clauses that may limit our ability to compete for or perform certain other contracts;
•	compliance with the Foreign Corrupt Practices Act or U.S. export control regulations by us or our subcontractors;
•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based Federal Government contracts; and
•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data.
Moreover, we are subject to security regulations of the DoD and other Federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control, or influence, our Federal Government customers could terminate or decide not to renew our contracts, and our ability to obtain new contracts could be impaired.
The Federal Government may revise its procurement or other practices in a manner adverse to us.
The Federal Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other multi-award contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the Federal Government may face restrictions from new legislation or regulations, as well as pressure from Federal Government employees and their unions, on the nature and amount of services the Federal Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and as a result, could harm our operating results. A realignment of funds with changed Federal Government priorities, including “insourcing” of previously contracted support services, and the realignment of funds to other non-Defense-related programs may reduce the amount of funds available to defense-related and other programs in our core service areas.

A preference for set-aside programs such as minority-owned, small, small-disadvantaged businesses, or other such programs, could affect our ability to be a prime contractor on certain governmental procurements.
As a result of the SBA set-aside program, the Federal Government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, small-disadvantaged businesses, or other such programs. As a result, we would not be eligible to perform as a prime contractor on those programs and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may affect our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.
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
The Federal Government, including the Defense Contract Audit Agency (DCAA), audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. The DCAA reviews a contractor’s internal control system and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems, and the contractor’s compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed may be required to be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and profit.
If a Federal Government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with Federal Government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with Federal Government agencies were impaired, or if the Federal Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit could decline.
Other Risks Related to Our Stock
Our stock price is subject to volatility and could decline.
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
We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others such as:
•	fluctuations in revenue recognized on contracts;
•	variability in demand for our services and solutions;
•	commencement, completion, or termination of contracts during any particular quarter;
•	timing of award or performance incentive-fee notices;
•	timing of significant bid and proposal costs;
•	timing of acquisition activities and the expensing of acquisition-related costs;
•	variable purchasing patterns under the GSA Schedule 70 task orders, GWACs, blanket purchase agreements, and other agency-specific IDIQ contracts;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, and joint ventures;
•	strategic investments or changes in business strategy;
•	changes in the extent to which we use subcontractors;
•	volume of product orders placed under our NETCENTS contract or other material-related purchases under our contracts;
•	seasonal fluctuations in our staff utilization rates; and
•	Federal Government shutdowns or temporary facility closings.
Reductions in revenue in a particular quarter could lead to lower profitability during that quarter because a relatively large amount of our expenses is fixed in the short-term. We may incur significant operating expenses during the startup and early stages of large contracts and may not be able to recognize corresponding revenue during that same quarter. We also may incur additional expenses when contracts expire, are terminated, or are not renewed.
In addition, payments due to us from Federal Government agencies may be delayed due to billing cycles or as a result of failures of Government budgets to gain Congressional and administration approval in a timely manner. The Federal Government’s fiscal year ends September 30. If a Federal budget for the next Federal fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue during the fourth quarter of that calendar year or the first quarter of the subsequent year. The Federal Government’s fiscal year-end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the Federal Government’s fiscal year-end would serve to increase our third- or fourth-quarter revenue but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.

Mr. Narang, our founder, Chairman and CEO, controls the Company, and his interests may not be aligned with yours.
As of December 31, 2010, Mr. Narang, our founder, Chairman and CEO, through his beneficial ownership of 5,200,000 shares of our Class B common stock and 378,946 shares of our Class A common stock, owned or controlled 87% of the combined voting power and 41% of the outstanding shares of the common stock. Accordingly, Mr. Narang controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability — without the consent of our public stockholders — to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers, or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.
A substantial number of shares of our common stock are eligible for sale by Mr. Narang, which could cause our common stock price to decline significantly.
As of December 31, 2010, Mr. Narang beneficially owned 5,200,000 outstanding shares of Class B common stock and 378,946 shares of Class A common stock. Mr. Narang may, at his discretion, sell these shares in the public market, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. The market price of our common stock could drop significantly if Mr. Narang sells his interests in the Company or is perceived by the market as intending to sell them.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We lease office facilities used in our business. Our executive offices and principal operations are located at 11730 Plaza America Drive, Reston, Virginia, where we occupy space under a lease that expires during 2013. We also lease space located in Alabama, Arizona, California, Colorado, Georgia, Illinois, Maryland, Ohio, Tennessee, Texas, and Virginia. We have multiple high-level Sensitive Compartmented Information Facilities (SCIFs). The majority of our employees are located in facilities provided by the Federal Government. We do not currently own any real estate used in the performance of ongoing contracts and maintain flexibility in facility occupancy through termination and subleasing options concurrent with contract terms in many of our leases. We believe our facilities meet our current needs and that additional facilities will be available as we expand in the future.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings arising in the ordinary course of business. At this time, the probability is remote that the outcome of any litigation pending will have a material adverse effect on our financial condition and results of operations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since October 24, 2005, our Class A common stock has been listed on The NASDAQ Global Select Market under the symbol “NCIT.” The following table sets forth, for the periods indicated, the high and low prices of our shares of common stock, as reported on the NASDAQ Global Select Market.

	2010		2009
Quarters	High	Low	High	Low
First	$32.57	$25.34	$33.08	$22.33
Second	29.94	20.22	34.23	23.55
Third	25.24	18.15	32.99	27.20
Fourth	24.26	18.15	29.82	24.20
There is no established public market for our Class B common stock.
As of February 17, 2011, there were 46 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees. As of February 17, 2011, the closing price of our Class A common stock was $21.93.
Share Repurchases
Our Board of Directors has authorized the repurchase of up to $25 million of our Class A common stock. The timing, price, quantity, and manner of the purchases can be determined at the discretion of our Chief Executive Officer. As of February 21, 2011, we have not repurchased any shares in accordance with this authorization.
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
All our assets consist of the stock of our subsidiary. We will need to rely upon dividends and other payments from our subsidiary to generate the funds necessary to make dividend payments, if any, on our Class A common stock. However, our subsidiary is legally distinct from us and has no obligation to pay amounts to us. The ability of our subsidiary to make dividend and other payments to us is subject to, among other things, the availability of funds, the terms of our subsidiary’s indebtedness, and applicable state laws.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2005 through December 31, 2010, with the cumulative total return on (i) the NASDAQ Composite — Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of NCI and the following other Federal Government service providers with whom we compete: CACI International Inc., Dynamics Research Corporation, ICF International, Inc., ManTech International Corporation, and SRA International, Inc. During 2010, CGI Group Inc. purchased Stanley, Inc. Because Stanley, Inc. is no longer a stand-alone company, we removed Stanley, Inc. from our peer group. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS
AMONG NCI, INC., THE NASDAQ COMPOSITE — TOTAL RETURNS, THE RUSSELL 2000 INDEX, AND
FEDERAL GOVERNMENT SERVICES PEER GROUP

December 31, 2010
NCI, Inc.	$167.48
NASDAQ Composite—Total Returns	125.93
Russell 2000 Index	124.45
Federal Government services peer group	97.19

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth the selected consolidated financial data for each of the years during the five-year period ended December 31, 2010. We derived the selected consolidated financial data from our audited consolidated financial statements. Prospective investors should read this selected financial data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2010	2009	2008	2007 (a)	2006
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$581,341	$468,910	$390,596	$304,420	$218,340

Operating costs and expenses:
Cost of revenue	512,779	407,322	336,473	263,679	188,878
General and administrative expenses	23,730	22,047	20,079	15,396	12,852
Depreciation and amortization	5,054	4,228	3,660	3,012	2,586
Gain on extinguishment of contingent consideration liability	—	(2,285)	—	—	—

Total operating costs and expenses	541,563	431,312	360,212	282,087	204,316

Operating income	39,778	37,598	30,384	22,333	14,024
Interest expense, net	598	657	2,026	1,342	(728)

Income before income taxes	39,180	36,941	28,358	20,991	14,752
Provision for income taxes	15,309	14,784	11,318	8,420	5,493

Net income	$23,871	$22,157	$17,040	$12,571	$9,259

Earnings per share:
Basic	$1.75	$1.65	$1.28	$0.94	$0.69
Diluted	$1.72	$1.61	$1.25	$0.93	$0.69
Weighted average shares:
Basic	13,621	13,452	13,362	13,335	13,328
Diluted	13,878	13,775	13,633	13,539	13,483

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Condensed Balance Sheet Data:
Cash and cash equivalents	$2,791	$1,193	$1,267	$109	$13,930
Net working capital	55,684	48,073	41,146	38,563	46,320
Total assets	269,478	241,651	200,333	178,746	106,799
Total debt, including current portion	20,023	42,094	40,220	43,318	381
Total stockholders’ equity	153,047	124,227	98,859	80,241	66,586
Notes to Five-Year Summary

(a)	Effective June 27, 2007, the Company acquired Karta Technologies, Inc. (Karta). Karta added $29 million in revenue to our 2007 financial results.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
We are a provider of information technology (IT), engineering, logistics, and professional engineering services and solutions to Federal Government agencies. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our customers in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across eight core competencies.
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

	Year ended December 31,
	2010	2009	2008
Defense and Intelligence agencies	92.0%	87.8%	81.0%
Federal Civilian agencies	8.0	11.9	16.3
Commercial, state, and local entities	—	0.3	2.7

Total revenue	100.0%	100.0%	100.0%

We believe that our contract base is well diversified. As of December 31, 2010, our total contract backlog was approximately $1.3 billion, of which approximately $302 million was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts that we believe have a more likely than not probability of being exercised. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC, agency-specific IDIQ, or other multiple-award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded.

Revenue
The majority of our revenue is derived from services and solutions provided to the Federal Government, primarily by our employees and, to a lesser extent, our subcontractors. We derived approximately 88%, 84%, and 83% of our revenue as a prime contractor for the years ended 2010, 2009, and 2008, respectively.
Contract Types
Our services and solutions are provided under three basic types of contracts: time-and-materials; cost-plus; and fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and Federal Government procurement objectives.
The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Year ended December 31,
	2010	2009	2008
Time-and-materials	55.1%	50.7%	45.4%
Cost-plus	13.5	14.7	21.9
Fixed-price	31.4	34.6	32.7

Total revenue	100.0%	100.0%	100.0%

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, where we are paid a fixed hourly rate by labor category, to the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus contracts, there is limited financial risk, because we are reimbursed all our allowable costs, and therefore, the profit margins tend to be lower on cost-plus contracts. Under fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus contracts, fixed-price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our fixed-price service contracts are fixed-price level-of-effort work, which has a lower risk than fixed-price completion contracts, such as software development. Some of our GWACs include provisions for both services, as well as product (hardware and software) purchases. Fixed-price product sales, such as under our BRAC and NETCENTS task orders, tend to carry lower margins, but with lower risk as well, because our prices from our vendors are fixed.
Operating Expenses
Cost of Revenue
Cost of revenue primarily includes direct costs incurred to provide our services and solutions to customers. The most significant portion of these costs is salaries and wages, plus associated fringe benefits, including stock compensation, of our employees directly serving customers, in addition to the related management, facilities, and infrastructure costs. Cost of revenue also includes the costs of subcontractors and outside consultants, third-party materials, such as hardware or software that we purchase and provide to the customer as part of an integrated solution, and any other related direct costs, such as travel expenses. Because we earn higher profits on our own labor services, we expect the ratio of cost of revenue as a percentage of revenue to decline when our labor services mix increases relative to subcontracted labor or third-party material. Conversely, as subcontracted labor or third-party material purchases for customers increase relative to our own labor services, we expect the ratio of cost of revenue as a percentage of revenue to increase. Changes in the mix of services and equipment provided under our contracts can result in variability in our contract margins. In addition, as we continue to bid and win larger contracts, our own labor services component could decrease. This is because the larger contracts typically are broader in scope and require more diverse capabilities, resulting in more subcontracted labor and the potential for more third-party hardware and software purchases. While these factors could lead to a higher ratio of cost of revenue as a percentage of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase revenue, broaden our customer base, and have a favorable return on invested capital.

General and Administrative Expenses
General and administrative expenses include costs related to corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance, and executive and senior management. The primary items of general and administrative expenses are the salaries and wages, plus associated fringe benefits, including stock compensation, of our employees performing these functions, as well as the related facilities related costs.
Depreciation and Amortization
Depreciation includes the depreciation of computers, furniture and other equipment, the amortization of third-party software we use internally, and leasehold improvements. Amortization of acquired intangible assets includes the amortization of identifiable, acquired intangible assets over their estimated useful lives. Non-compete agreements are generally amortized straight line over the term of the agreement, while contracts and related customer relationships are amortized proportionately against the acquired backlog.
Interest Expense, net
Interest income is primarily related to earnings on short-term, highly liquid investments of our excess cash. Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and amortization of deferred financing fees.

Results of Operations
The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2010	2009	2010	2009
	(in thousands)		(as a Percentage of Revenue)
Revenue	$581,341	$468,910	100.0%	100.0%

Operating expenses:
Cost of revenue	512,779	407,322	88.2	86.9
General and administrative expenses	23,730	22,047	4.1	4.7
Depreciation and amortization	5,054	4,228	0.9	0.9
Gain on extinguishment of contingent consideration liability	—	(2,285)	—	(0.5)

Total operating expenses	541,563	431,312	93.2	92.0

Operating income	39,778	37,598	6.8	8.0
Interest expense, net	598	657	0.1	0.1

Income before taxes	39,180	36,941	6.7	7.9
Provision for income taxes	15,309	14,784	2.6	3.2

Net income	$23,871	$22,157	4.1%	4.7%

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009
Revenue
Revenue for the year ended December 31, 2010 was $581.3 million, compared to $468.9 million for the year ended December 31, 2009, representing an increase of $112.4 million, or 24.0%. Our organic revenue growth rate, which reflects our increase in revenue from year to year excluding the effect of acquisitions, for the year ended December 31, 2010, was 22.0%. The increase in revenue was due to new contract and task order awards and growth on existing contracts. New contract awards consisted primarily of numerous new task order awards under our ITES-2S, NETCENTS, TEIS (which includes BRAC), and PEO Soldier contracts. The additional revenue on these and other contracts was partially offset by a reduction in revenue from expired contracts and lower orders under the NETCENTS contract.
During 2010, our PEO Soldier contract accounted for 13.7%, or approximately $79.5 million of our revenue, and our BRAC task orders accounted for 9.8%, or approximately $56.8 million of our revenue. During 2009, PEO Soldier accounted for 10.0%, or $47.0 million, of our revenue. No revenue was generated from BRAC task orders during 2009. Further, the BRAC task orders are scheduled to end during 2011.
Cost of revenue
Cost of revenue for the year ended December 31, 2010 was $512.8 million, or 88.2% of revenue, compared to $407.3 million, or 86.9% of revenue, for the year ended December 31, 2009. The increase was due to approximately $16.1 million in higher direct labor and associated indirect expenses, such as fringe benefits, and approximately $87.2 million in additional subcontractor support, IT product costs, and other direct costs incurred under our contracts. These increases are the result of new contract and task order awards and growth on existing contracts. The increase in cost of revenue as a percentage of revenue is due to the increase in material-related sales which typically carry a lower margin.

General and administrative expenses
General and administrative expenses for the year ended December 31, 2010 were $23.7 million, or 4.1% of revenue, compared to $22.0 million, or 4.7% of revenue, for the year ended December 31, 2009. General and administrative expenses as a percentage of revenue declined as we continue to leverage our corporate infrastructure expenses over a larger revenue base. The increase in general and administrative expenses is due to higher bid and proposal costs, increased software maintenance fees relating to our new Enterprise Resource Planning (ERP) system implemented during the year, partially offset by a decrease in executive and other senior management overhead.
Depreciation and amortization
Depreciation and amortization years ended December 31, 2010 and 2009 was $5.1 million and $4.2 million, respectively. The increase primarily was the result of the new ERP system implemented during the year.
Gain on extinguishment of contingent consideration liability
During the third quarter of 2009, we recognized a contingent liability of $5.3 million as part of the TRS acquisition associated with future earnout payments. During the fourth quarter of 2009, we and the previous majority shareholder of TRS entered into negotiations to terminate the contingent consideration earnout for an immediate cash payment. The rationale for terminating the earnout was based primarily on the operational issues around maintaining detailed financial information to monitor the earnout, and the business impact due to the inability to leverage TRS resources into other NCI business areas without negatively affecting the achievement of the earnout targets, and the attractive discount on the potential liability to settle the earnout early. The earnout potential was $6 million and had a fair value of $5.3 million, which was recorded as a liability at the time of the TRS acquisition. Both parties determined it was in the best interest of the combined entity to eliminate the earnout, and the parties mutually agreed to the $3 million settlement, 50% of the potential earnout payment. Consequently, we recognized a $2.3 million gain on the extinguishment of contingent consideration liability in 2009.
Operating income
For the year ended December 31, 2010, operating income was $39.8 million, or 6.8% of revenue, compared to $37.6 million, or 8.0% of revenue, for the year ended December 31, 2009. Operating income, as a percentage of revenue, primarily decreased because our 2009 operating margin included $2.3 million from the gain associated with the extinguishment of the contingent consideration related to our TRS acquisition and due to the increase in material-related sales which typically carry a lower margin.
Interest expense, net
For the year ended December 31, 2010, net interest expense was $0.6 million compared to $0.7 million for the year ended December 31, 2009. The decrease in interest expense was the result of a lower average outstanding loan balance and lower interest rates. During 2010, we had an average outstanding loan balance of $30.9 million, which accrued interest at approximately 1.3%. During 2009, we had an average outstanding loan balance of $36.6 million, which accrued interest at approximately 1.5%.
Income tax
For the year ended December 31, 2010, our income tax expense was 39.1% of our income. This is a decrease from 40.0% for the year ended December 31, 2009. The decrease was principally attributable to a reduction in state income tax as a result of corporate restructuring which occurred during the first quarter of 2010.

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2009	2008	2009	2008
	(in thousands)		(as a Percentage of Revenue)
Revenue	$468,910	$390,596	100.0%	100.0%

Operating expenses:
Cost of revenue	407,322	336,473	86.9	86.1
General and administrative expenses	22,047	20,079	4.7	5.1
Depreciation and amortization	4,228	3,660	0.9	1.0
Gain on extinguishment of contingent consideration liability	(2,285)	—	(0.5)	—

Total operating expenses	431,312	360,212	92.0	92.2

Operating income	37,598	30,384	8.0	7.8
Interest expense, net	657	2,026	0.1	0.5

Income before taxes	36,941	28,358	7.9	7.3
Provision for income taxes	14,784	11,318	3.2	2.9

Net income	$22,157	$17,040	4.7%	4.4%

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008
Revenue
Revenue for the year ended December 31, 2009 was $468.9 million, compared to $390.6 million for the year ended December 31, 2008, representing an increase of $78.3 million, or 20.0%. Our organic revenue growth rate, which reflects our increase in revenue from year to year excluding the effect of acquisitions, for the year ended December 31, 2009, was 16.3%. The increase in revenue was due to new contract and task order awards, growth on existing contracts, and from our acquisition of TRS. New contract awards consisted primarily of numerous new task order awards under our ITES-2S, NETCENTS, and TEIS contracts. Additionally, we saw significant revenue growth on a number of contracts, primarily the NETCOM EMS and PEO Soldier contracts, and an increase in orders under the NETCENTS contract. The additional revenue on these and other contracts was partially offset by a reduction in revenue from expired contracts.
Cost of revenue
Cost of revenue for the year ended December 31, 2009 was $407.3 million, or 86.9% of revenue, compared to $336.5 million, or 86.1% of revenue, for the year ended December 31, 2008. The increase was due to approximately $36.2 million in higher direct labor and associated indirect expenses, such as fringe benefits, and approximately $34.6 million in additional subcontractor support, IT product costs, and other direct costs incurred under our contracts. These increases are the result of new contract and task order awards, growth on existing contracts, and from our acquisition of TRS. The increase in cost of revenue as a percentage of revenue is due to the increase in material-related sales which typically carry a lower margin.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2009 were $22.0 million, or 4.7% of revenue, compared to $20.1 million, or 5.1% of revenue, for the year ended December 31, 2008. General and administrative expenses as a percentage of revenue declined as we continue to leverage our corporate infrastructure expenses over a larger revenue base. The increase in general and administrative expenses is due to higher indirect support costs, higher stock compensation expense, and severance-related costs related to the resignation of one individual, offset by lower bid and proposal costs.

Depreciation and amortization
Depreciation and amortization for the year ended December 31, 2009 was $4.2 million, compared to $3.7 million for the year ended December 31, 2008. The increase was primarily the result of the amortization associated with the contracts and customer relationships and non-compete intangible assets recorded in connection with our acquisitions.
Gain on extinguishment of contingent consideration liability
During the third quarter of 2009, we recognized a contingent liability of $5.3 million as part of the TRS acquisition associated with future earnout payments. During the fourth quarter of 2009, we and the previous majority shareholder of TRS entered into negotiations to terminate the contingent consideration earnout for an immediate cash payment. The rationale for terminating the earnout was based primarily on the operational issues around maintaining detailed financial information to monitor the earnout, and the business impact due to the inability to leverage TRS resources into other NCI business areas without negatively affecting the achievement of the earnout targets, and the attractive discount on the potential liability to settle the earnout early. The earnout potential was $6 million and had a fair value of $5.3 million, which was recorded as a liability at the time of the TRS acquisition. Both parties determined it was in the best interest of the combined entity to eliminate the earnout, and the parties mutually agreed to the $3 million settlement, 50% of the potential earnout payment. Consequently, we recognized a $2.3 million gain on the extinguishment of contingent consideration liability in 2009.
Operating income
For the year ended December 31, 2009, operating income was $37.6 million, or 8.0% of revenue, compared to $30.4 million, or 7.8% of revenue for the year ended December 31, 2008. Operating income, as a percentage of revenue, increased due to the gain on extinguishment of contingent consideration.
Interest expense, net
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
Income tax
For the year ended December 31, 2009, our income tax expense was 40.0% of our income before tax. This was a slight increase from 39.9% for the year ended December 31, 2008.
Effects of Inflation
We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. During 2010, approximately 55% of our revenue was generated under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also during 2010, approximately 14% of our revenue was generated under cost-plus contracts, which automatically adjust for changes in cost. The remaining 31% of our revenue was generated under fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.
Liquidity and Capital Resources
Our primary liquidity needs are for financing working capital, capital expenditures, making selective strategic acquisitions, and share repurchases. We expect the combination of current cash on hand, cash flows from operations, and the available borrowing capacity under our credit facility to continue to meet our normal working capital and capital expenditure requirements for at least the next 12 months. As part of our growth strategy, we may pursue acquisitions that could require us to obtain additional debt or issue equity.

During 2010, we repaid approximately $22.0 million, net, to our credit facility. Also, during 2010, the balance of accounts receivable increased by $22.7 million to $132.7 million at the end of the year; however, days sales outstanding of accounts receivable (DSO) decreased 10 days to 71 days at December 31, 2010 as compared to 81 days at December 31, 2009.
Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. The shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares, which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, an increase in the Company’s cash needs, a decrease in the Company’s available cash, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position. We may suspend or discontinue repurchases at any time. We have not repurchased any shares in accordance with this authorization.
Credit Facility: During December 2010, we replaced our previous credit facility with a new credit facility (the “Credit Facility”). The Credit Facility increased our borrowing capacity by $35 million and also increased our interest rate index spread above LIBOR from between 100 to 175 basis points to a spread between 200 to 300 basis points. The Credit Facility is a revolving credit facility with a principal amount of up to $125.0 million, which includes a swingline facility with an original principal amount of up to $8.0 million. The outstanding balance under the Credit Facility accrues interest based on one-month LIBOR plus an applicable margin (spread), ranging from 200 to 300 basis points, based on the ratio of the amount of our outstanding senior debt ratio to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) adjusted for acquisitions. The accrued interest is due and payable monthly. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The Credit Facility expires on December 13, 2014. We do not currently hedge our interest rate risk. The Credit Facility allows us to use borrowings from our credit facility of up to $25 million to repurchase shares of our common stock.
Funds borrowed under the Credit Facility will be used to finance possible future acquisitions, for working capital expenditures, for stock repurchases, and for general corporate uses. As of December 31, 2010, there was approximately $20.0 million due under the Credit Facility, which reflects approximately $22.0 million of net repayments during 2010.
The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount (spread). As discussed above, one of the primary factors determining the spread is the ratio of the amount of our outstanding senior debt ratio to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) adjusted for acquisitions. The lower our ratio, the lower our spread above LIBOR will be. Our spread above LIBOR is based on the following loan covenant:

Senior Debt to EBITDA
Ratio	Spread
Below 1.0 to 1	200 basis points
Between 2.0 and 1.0 to 1	225 basis points
Between 2.0 and 2.5 to 1	250 basis points
Between 2.5 and 3.0 to 1	275 basis points
Greater than 3.0 to 1	300 basis points
As of December 31, 2010, the spread above LIBOR was 200 basis points and thus, the loan accrued interest at 2.3%.
The Credit Facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the Credit Facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds.
As of December 31, 2010, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2010 that require us to make future cash payments.

	Payments due by period
		Less than	1-3	3-5	More than
Contractual obligations:	Total	1 year	years	years	5 years
	(in thousands)
Credit Facility	$20,000	$—	$—	$20,000	$—
Capital lease obligations	23	23	—	—	—
Operating lease obligations	23,922	7,731	10,959	4,137	1,095

Total	$43,945	$7,754	$10,959	$24,137	$1,095

Critical Accounting Policies
Revenue Recognition
Our revenue recognition policy addresses our three different types of contractual arrangements: time-and-materials contracts; cost-plus contracts; and fixed-price contracts.
Time-and-Materials Contracts: Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and other direct expenses used in performance on the contract. Profits on time-and-material contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.
Cost-Plus Contracts: Revenue on cost-plus contracts is recognized as services are performed, generally based on the allowable costs incurred during the period, plus any recognizable earned fee. The Company does not recognize award-fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenue, profit as a percentage of revenue on award-fee contracts will fluctuate period to period.
Fixed-Price Contracts: Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenue on fixed-price service contracts is recognized as services are performed. Generally, revenue is deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenue on fixed-price contracts that require delivery of specific items is recognized based on a price per unit as units are delivered. Revenue for fixed-price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Profits related to contracts accounted for under this method may fluctuate from period to period, particularly in the early phases of the contract. Anticipated losses on contracts accounted for under this method are recognized as incurred.
Revenue on certain fixed-price contracts where the Company is designing, engineering, or manufacturing to the customer’s specifications is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. A portion of the Company’s revenue is derived from arrangements that include software developed and/or provided by the Company. The Company recognizes this revenue using the percentage-of-completion method of accounting, generally using the cost-to-cost input measure. Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion requires the use of estimates. Contract costs include material, labor, and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts accounted for under the percentage-of-completion method are recognized in the period they are deemed probable and can be reasonably estimated.
Our contracts may include the delivery of a combination of one or more of the Company’s service offerings (e.g., a combination of hardware components, related integration or other services). Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.
In situations where we determine that our arrangements with multiple elements should be treated as separate units of accounting, we allocate revenue to each element of the arrangement based on the following hierarchy: (1) vendor-specific objective evidence of fair value (VSOE); (2) relevant third-party evidence of selling price (TSE); or (3) management’s best estimate of selling price. Most often in our arrangements where we believe we can separate deliverables, VSOE and TPE do not exist and we allocate revenue to any separate deliverables based on our best estimate of selling price. In making this estimate, we consider all reasonably available information, including both market data and conditions and entity-specific factors. Further, such estimate will vary depending on the unique facts and circumstances of each contractual arrangement and deliverable.
Goodwill and the Amortization of Intangible Assets
Net tangible and identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the date of acquisition. At the time of the acquisition, all intangibles, including contracts and related customer relationships and non-compete agreements, are reviewed to determine the term of amortization for each intangible asset.
Goodwill is reviewed for impairment no less than annually or when circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Annually on October 1, we perform a fair-value analysis of our reporting unit. If goodwill becomes impaired, the Company would record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. As of October 1, 2010, the Company determined that its goodwill was not impaired.
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
Our acquisitions to date have been treated as asset purchases under the Internal Revenue Code. As such, the goodwill generated from those acquisitions is deductible for tax purposes. For the year ended 2010, the tax deduction was $6.9 million. At our tax rate of 39.1%, this deduction saved us approximately $2.7 million in current income tax expenditures. As previously noted, goodwill is not deducted for book purposes. Consequently, as we deduct the goodwill for tax purposes, we are increasing our deferred tax liabilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the year ended December 31, 2010, a 1% change in interest rates would have changed our interest expense and cash flows by approximately $0.2 million. This estimate is based on our average loan balances for the year.
Additionally, we are subject to credit risks associated with our cash, cash equivalents, and accounts receivable. We believe that the concentration of credit risks with respect to cash equivalents (i.e., investments) are limited due to the high credit quality of these investments. Our investment policy requires that we invest excess cash in high-quality investments, which preserve principal, provide liquidity, and minimize investment risk. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the Federal Government.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements of NCI, Inc. are submitted in this report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company has had no disagreements with its independent accountants on accounting principles, practices, or financial statement disclosure during and through the date of the financial statements included in this Report.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures and Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer (who is the Company’s principal executive officer and the acting principal financial officer), to allow timely decisions regarding required disclosure.
Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer, and effected by the Company’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
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

Limitations on the Effectiveness of Controls
Management, including the Company’s Chief Executive Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We believe we have designed our disclosure controls and procedures to provide a reasonable level of assurance.
Scope of the Assessments
The assessment by the Company’s Chief Executive Officer of the Company’s disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and discussions with other employees in the Company’s organization. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective actions, including process improvements, were being undertaken. Management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting. The assessments of the Company’s disclosure controls and procedures is done on a periodic basis, so the conclusions can be reported each quarter on the Company’s Quarterly Reports on Form 10-Q, including the Company’s Annual Report on Form 10-K with respect to the fourth quarter. Our internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in the Company’s accounting department. We consider the results of these various assessment activities as we monitor our disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant.

Evaluation of the Effectiveness of Disclosure Controls and Procedures
Based upon the evaluation, the Company’s Chief Executive Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.
Management’s Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by COSO in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2010, our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
The Company made no change to its internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Compensation,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), and that information is incorporated by reference in this Form 10-K.
The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
The information required by Item 406 of Regulation S-K concerning the Company’s Code of Ethics is included under the caption “Election of Directors” in our 2010 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.
The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which Company stockholders may recommend nominees to the Company’s Board of Directors is included under the caption “Election of Directors” in our 2011 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.
The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2011 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.
The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2011 Proxy Statement, and that information is incorporated by referenced in this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2011 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is included under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” in our 2011 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is included under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2011 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2011 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this annual report on Form 10-K:
(1)	Report of Independent Registered Public Accounting Firm On Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm On The Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements
(2)	Exhibits required by Item 601 of Regulation S-K:

Number		Description
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

4.3	*
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

10.1
Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2010, and filed with the Commission on December 15, 2010).

10.2	*
Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Terry W. Glasgow (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010).

10.3	*
Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Michele R. Cappello (incorporated herein by reference from Exhibit 10.3 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010).

21.1	‡	Subsidiaries of Registrant.
23.1	‡	Consent of Ernst & Young LLP.
31.1	‡	Certification of the Chief Executive Officer and Acting Principal Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	‡	Certification of the Chief Executive Officer and Acting Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement.
(b)	Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCI, Inc.
Registrant

Date: February 28, 2011	By:	/s/ CHARLES K. NARANG Charles K. Narang
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer and Acting Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each person whose signature appears below hereby constitutes and appoints each of Charles K. Narang as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign, any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ TERRY W. GLASGOW Terry W. Glasgow	President and Director	February 28, 2011

/s/ JAMES P. ALLEN James P. Allen	Director	February 28, 2011

/s/ JOHN E. LAWLER John E. Lawler	Director	February 28, 2011

/s/ PAUL V. LOMBARDI Paul V. Lombardi	Director	February 28, 2011

/s/ J. PATRICK MCMAHON J. Patrick McMahon	Director	February 28, 2011

/s/ STEPHEN L. WAECHTER Stephen L. Waechter	Director	February 28, 2011

/s/ DANIEL R. YOUNG Daniel R. Young	Director	February 28, 2011

INDEX TO FINANCIAL STATEMENTS
NCI, INC.

Report of Independent Registered Public Accounting Firm
On Internal Controls Over Financial Reporting
The Board of Directors and Stockholders of NCI, Inc.
We have audited NCI, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NCI, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NCI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2010 of NCI, Inc., and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, VA
February 28, 2011

Report of Independent Registered Public Accounting Firm
On The Consolidated Financial Statements
The Board of Directors and Stockholders of NCI, Inc.
We have audited the accompanying consolidated balance sheets of NCI, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NCI, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
McLean, VA
February 28, 2011

NCI, Inc.
Consolidated Balance Sheets
(in thousands, except share amounts)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$2,791	$1,193
Accounts receivable, net	132,693	110,027
Deferred tax assets, net	4,547	4,525
Prepaid expenses and other current assets	3,347	1,677

Total current assets	143,378	117,422

Property and equipment, net	11,751	8,253
Other assets	1,590	827
Intangible assets, net	6,179	8,569
Goodwill	106,580	106,580

Total assets	$269,478	$241,651

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$61,046	$42,333
Accrued salaries and benefits	20,229	21,012
Deferred revenue	2,951	1,782
Other accrued expenses	3,468	4,222

Total current liabilities	87,694	69,349

Long-term debt	20,000	42,000
Deferred tax liabilities, net	7,450	4,138
Deferred rent and other long-term liabilities	1,287	1,937

Total liabilities	116,431	117,424

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,469,242 shares issued and outstanding as of December 31, 2010, and 8,288,454 shares issued and outstanding as of December 31, 2009	161	158
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of December 31, 2010 and 2009	99	99
Additional paid-in capital	67,889	62,943
Retained earnings	84,898	61,027

Total stockholders’ equity	153,047	124,227

Total liabilities and stockholders’ equity	$269,478	$241,651

See Notes to Consolidated Financial Statements.

NCI, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year ended December 31,
	2010	2009	2008
Revenue	$581,341	$468,910	$390,596

Operating expenses:
Cost of revenue	512,779	407,322	336,473
General and administrative expense	23,730	22,047	20,079
Depreciation and amortization	5,054	4,228	3,660
Gain on extinguishment of contingent consideration liability	—	(2,285)	—

Total operating expenses	541,563	431,312	360,212

Operating income	39,778	37,598	30,384
Interest expense, net	598	657	2,026

Income before taxes	39,180	36,941	28,358
Income tax expense	15,309	14,784	11,318

Net income	$23,871	$22,157	$17,040

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,621	13,452	13,362

Net income per share	$1.75	$1.65	$1.28

Diluted:
Weighted average shares and equivalent shares outstanding	13,878	13,775	13,633

Net income per share	$1.72	$1.61	$1.25
See Notes to Consolidated Financial Statements.

NCI, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Class A		Class B		Additional		Total
	common stock		common stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2007	8,153	$155	5,200	$99	$58,157	$21,830	$80,241
Net income	—	—	—	—	—	17,040	17,040
Stock compensation expense	—	—	—	—	828	—	828
Exercise of stock options	53	1	—	—	405	—	406
Excess tax benefits of stock option exercises	—	—	—	—	344	—	344

Balance at December 31, 2008	8,206	$156	5,200	$99	$59,734	$38,870	$98,859
Net income	—	—	—	—	—	22,157	22,157
Stock compensation expense	—	—	—	—	1,784	—	1,784
Exercise of stock options	82	2	—	—	1,017	—	1,019
Excess tax benefits of stock option exercises	—	—	—	—	408	—	408

Balance at December 31, 2009	8,288	$158	5,200	$99	$62,943	$61,027	$124,227
Net income	—	—	—	—	—	23,871	23,871
Stock compensation expense	—	—	—	—	1,607	—	1,607
Exercise of stock options	181	3	—	—	2,930	—	2,933
Excess tax benefits of stock option exercises	—	—	—	—	409	—	409

Balance at December 31, 2010	8,469	$161	5,200	$99	$67,889	$84,898	$153,047

See Notes to Consolidated Financial Statements.

NCI, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$23,871	$22,157	$17,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,054	4,228	3,660
(Gain) loss on sale and disposal of property and equipment	(85)	2	(8)
Non-cash stock compensation expense	1,607	1,784	828
Deferred income taxes	3,290	1,038	485
Changes in operating assets and liabilities:
Accounts receivable, net	(22,666)	(16,617)	(3,699)
Prepaid expenses and other assets	(1,765)	191	(484)
Accounts payable	18,713	9,531	1,945
Accrued expenses	(380)	(2,523)	2,584
Deferred rent	(567)	(590)	(522)

Net cash provided by operating activities	27,072	19,201	21,829

Cash flows from investing activities
Purchase of property and equipment	(6,218)	(4,622)	(2,160)
Proceeds from sale of property and equipment	141	—	28
Cash paid for acquisitions, net of cash acquired	—	(17,953)	(16,190)

Net cash used in investing activities	(6,077)	(22,575)	(18,322)

Cash flows from financing activities
Proceeds from line of credit	119,349	113,719	100,489
Payments on line of credit	(141,349)	(111,719)	(103,431)
Financing costs paid	(669)	—	—
Principal payments under capital lease obligations	(70)	(127)	(157)
Proceeds from exercise of stock options	2,933	1,019	406
Excess tax deduction from exercise of stock options	409	408	344

Net cash (used in) provided by financing activities	(19,397)	3,300	(2,349)

Net change in cash and cash equivalents	1,598	(74)	1,158
Cash and cash equivalents, beginning of year	1,193	1,267	109

Cash and cash equivalents, end of year	$2,791	$1,193	$1,267

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$646	$712	$2,139

Income taxes	$12,690	$13,374	$9,108

See Notes to Consolidated Financial Statements.

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
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
Basis of Presentation
Certain prior year amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
The majority of the Company’s revenue is derived from services and solutions provided to the Federal Government, primarily by Company employees and, to a lesser extent, subcontractors. The Company generates its revenue from three different types of contractual arrangements: time-and-materials contracts; cost-plus contracts; and fixed-price contracts.
Revenue for time-and-materials contracts is recognized as services are performed, generally on the basis of contract allowable labor hours worked multiplied by the contract defined billing rates, plus the direct costs and indirect cost burdens associated with materials and other direct expenses used in performance on the contract. Profits on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
Revenue on cost-plus contracts is recognized as services are performed, generally based on the allowable costs incurred during the period, plus any recognizable earned fee. The Company does not recognize award-fee income until the fees are fixed and determinable, generally upon contract notification confirming the award fee. Due to such timing, and to fluctuations in the level of revenue, profit as a percentage of revenue on award-fee contracts will fluctuate period to period.
Revenue recognition methods on fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenue on fixed-price service contracts is recognized as services are performed. Generally, revenue is deferred until all the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenue on fixed-price contracts that require delivery of specific items is recognized based on a price per unit as units are delivered. Revenue for fixed-price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Profits related to contracts accounted for under this method may fluctuate from period to period, particularly in the early phases of the contract. Anticipated losses on contracts accounted for under this method are recognized as incurred.
Revenue on certain fixed-price contracts where the Company is designing, engineering, or manufacturing to the customer’s specifications is recognized on the percentage-of-completion method using costs incurred in relation to total estimated costs. Profits on fixed-price contracts result from the difference between the incurred costs and the revenue earned. A portion of the Company’s revenue is derived from arrangements that include software developed and/or provided by the Company. The Company recognizes this revenue using the percentage-of-completion method of accounting, generally using the cost-to-cost input measure. Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion requires the use of estimates. Contract costs include material, labor, and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts accounted for under the percentage-of-completion method are recognized in the period they are deemed probable and can be reasonably estimated.
Our contracts may include the delivery of a combination of one or more of the Company’s service offerings (e.g., a combination of hardware components, related integration or other services). Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.
In situations where we determine that our arrangements with multiple elements should be treated as separate units of accounting, we allocate revenue to each element of the arrangement based on the following hierarchy: (1) vendor-specific objective evidence of fair value (VSOE); (2) relevant third-party evidence of selling price (TSE); or (3) management’s best estimate of selling price. Most often in our arrangements where we believe we can separate deliverables, VSOE and TPE do not exist and we allocate revenue to any separate deliverables based on our best estimate of selling price. In making this estimate, we consider all reasonably available information, including both market data and conditions and entity-specific factors. Further, such estimate will vary depending on the unique facts and circumstances of each contractual arrangement and deliverable.

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
Cash and Cash Equivalents
The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at face amount, less an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts at an amount that it estimates to be sufficient to cover the risk of collecting less than full payment on receivables. On a quarterly basis, the Company reevaluates its receivables, especially receivables that are past due, and reassesses the allowance for doubtful accounts primarily based on specific customer collection issues.
Property and Equipment
Property, equipment, and leasehold improvements are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range from two to seven years for furniture and equipment, over the shorter of the lease term or the useful lives for leasehold improvements, and 30 years for real property.
Long-Lived Assets (Excluding Goodwill)
A review of long-lived assets for impairment is performed annually or when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indicator of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on the analysis performed, the Company determined that there were no such impairments, nor indicators of impairments, for such assets during 2010 or 2009.
Intangible Assets
Intangible assets consist of acquisition-related contract and customer relationships and non-compete agreements. Contract and customer relationships are amortized over the expected backlog life based on projected cash flows, which are proportionate to acquired backlog, or generally between three to eight years. Non-compete agreements are amortized over their contractual life, which is between three to five years.
Goodwill
A review of goodwill is reviewed for impairment is performed annually or when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The Company has one reporting unit. On October 1 each year, the Company performs a fair value analysis of its reporting unit. If goodwill becomes impaired, the Company would record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. Based on the analysis performed, the Company determined that there were no such impairments, nor indicators of impairments, for goodwill during 2010 or 2009.
Common Stock
Holders of Class A common stock are entitled to one vote for each share held of record, and holders of Class B common stock are entitled to 10 votes for each share held of record, except with respect to any “going private transaction,” as to which each share of Class A common stock and Class B common stock are both entitled to one vote per share. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the Class B stockholder, and in certain other circumstances. Holders of the Company’s common stock do not have cumulative voting rights in the election of directors.

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
Holders of common stock are entitled to receive, when and if declared by the Board of Directors from time to time, such dividends and other distributions in cash, stock or property from the Company’s assets or funds legally available for such purposes. Each share of Class A common stock and Class B common stock is equal with respect to dividends and other distributions in cash, stock or property, except that in the case of stock dividends, only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to Class B common stock.
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
3. Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options calculated using the treasury stock method. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2010, 2009, and 2008:

	Year ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Net Income	$23,871	$22,157	$17,040

Weighted average number of basic shares outstanding during the period	13,621	13,452	13,362
Dilutive effect of stock options after application of treasury stock method	257	323	271

Weighted average number of diluted shares outstanding during the period	13,878	13,775	13,633

Basic earnings per share	$1.75	$1.65	$1.28

Diluted earnings per share	$1.72	$1.61	$1.25

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
4. Major Customers
The Company earned the majority of its revenue from the Federal Government for each of the years ended December 31, 2010, 2009, and 2008. Revenue by customer for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2010		2009		2008
	(dollars in thousands)
Defense and Intelligence agencies	$534,987	92.0%	$411,646	87.8%	$316,316	81.0%
Federal Civilian agencies	46,258	8.0	55,760	11.9	63,827	16.3
Commercial, state, and local entities	96	—	1,504	0.3	10,453	2.7

	$581,341	100.0%	$468,910	100.0%	$390,596	100.0%

5. Accounts Receivable
Accounts receivable consist of billed and unbilled amounts at December 31, 2010 and 2009, as follows:

	As of December 31,
	2010	2009
	(in thousands)
Billed receivables	$51,611	$59,132
Unbilled receivables:
Billable receivables at end of period	61,500	42,934
Other	20,280	9,020

Total unbilled receivables	81,780	51,954

Total accounts receivable	133,391	111,086
Less: allowance for doubtful accounts	698	1,059

Total accounts receivable, net	$132,693	$110,027

Other unbilled receivables primarily consist of amounts billable as of year-end but where invoices were not issued until after the end of the period and amounts that will be billed upon milestone completions. Substantially all other unbilled receivables are expected to be billed and collected within the next 12 months.
The following table details the Allowance for Doubtful Accounts for the years ended December 31, 2010, 2009, and 2008:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Balance at beginning of period	$1,059	$1,020	$585
Charged to costs and expense	385	88	610
Deductions	(746)	(49)	(175)

Balance at end of period	$698	$1,059	$1,020

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
6. Property and Equipment
The following table details property and equipment at the end of each period:

	As of December 31,
	2010	2009
	(in thousands)
Property and equipment
Furniture and equipment	$17,855	$18,831
Leasehold improvements	5,287	4,936
Real property	549	549

	23,691	24,316
Less: Accumulated depreciation and amortization	11,940	16,063

Net property and equipment	$11,751	$8,253

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $2.7 million, $2.1 million, and $1.9 million, respectively.
7. Intangible Assets
The following table details intangible assets at the end of each period:

	As of December 31,
	2010	2009
	(in thousands)
Contract and customer relationships	$14,942	$14,942
Less: Accumulated amortization	8,994	6,740

	5,948	8,202

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	1,807	1,671

	231	367

Total	$6,179	$8,569

Amortization expense for the years ended December 31, 2010, 2009, and 2008 was approximately $2.4 million, $2.1 million, and $1.8 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,	(in thousands)
2011	$2,010
2012	1,450
2013	1,163
2014	1,087
2015	469
Thereafter	—

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
8. Goodwill
The following table details the balance of goodwill for each acquisition at the end of each period:

	As of December 31,
	2010	2009
	(in thousands)
Spectrum Systems Services, Inc.	$169	$169
Scientific and Engineering Solutions, Inc.	17,258	17,258
Operational Technology Services, Inc.	5,766	5,766
Karta Technologies, Inc.	53,373	53,373
PEO Soldier	11,174	11,174
TRS Consulting, Inc.	18,840	18,840

Total	$106,580	$106,580

9. Other Accrued Expenses
Other accrued expenses consist of the following at the end of each period:

	As of December 31,
	2010	2009
	(in thousands)
Accrued health claims	$1,525	$1,612
Accrued income tax	—	989
Deferred rent, current	695	634
Other accrued expenses	1,248	987

Total other accrued expenses	$3,468	$4,222

10. Leases
The Company has entered into certain capital lease obligations with various expiration dates through December 2011. During October 2003, the Company entered into a lease line of credit to finance various PC and networking equipment. The applicable interest rates on the capital leases range from 1.6% to 12.3%.
The Company leases office space and equipment under operating leases that expire on various dates through March 31, 2017. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below.
Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Operating
leases
(in thousands)
For the year ending December 31,
2011	$7,731
2012	6,558
2013	4,401
2014	2,451
2015	1,686
Thereafter	1,095

Total minimum lease payments	$23,922

The Company incurred rent expense including amortization of deferred rent expense, under operating leases of $5.9 million, $6.6 million, and $5.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
11. Credit Facility
During December 2010, the Company entered into a new credit facility (the “2010 Credit Facility”). The 2010 Credit Facility consists of a revolving line of credit with a principal amount of up to $125.0 million, which includes a swingline facility with an original principal amount of up to $8.0 million. The 2010 Credit Facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the 2010 Credit Facility accrues interest based on LIBOR plus an applicable margin, ranging from 200 to 300 basis points, based on the ratio of the amount of our outstanding senior debt ratio to Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) adjusted for acquisitions. The 2010 Credit Facility expires on December 13, 2014.
The 2010 Credit Facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the 2010 Credit Facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds.
The previous credit facility (the “2006 Credit Facility”) provided for a revolving line of credit with a principal amount of up to $90.0 million, which included a swingline facility with an original principal amount of up to $5.0 million. The 2006 Credit Facility contained similar restrictive covenants and the outstanding borrowings were collateralized by a security interest in substantially all the Company’s assets. The outstanding balance of the facility accrued interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of funded debt to earnings.
As of December 31, 2010, the outstanding balance under the 2010 Credit Facility was $20.0 million and interest accrued at a rate of LIBOR plus 200 basis points, or 2.3%. As of December 31, 2010, NCI was in compliance with all its loan covenants. As of December 31, 2009, the outstanding balance under the 2006 Credit Facility was $42.0 million and interest accrued at a rate of LIBOR plus 100 basis points, or 1.2%. As of December 31, 2009, NCI was in compliance with all its loan covenants.
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
During the third quarter of 2009, we recognized a contingent liability of $5.3 million as part of the TRS acquisition associated with future earnout payments. During the fourth quarter of 2009, we and the previous majority shareholder of TRS entered into negotiations to terminate the contingent consideration earnout for an immediate cash payment. The rationale for terminating the earnout was based primarily on the operational issues around maintaining detailed financial information to monitor the earnout, and the business impact due to the inability to leverage TRS resources into other NCI business areas without negatively affecting the achievement of the earnout targets, and the attractive discount on the potential liability to settle the earnout early. The earnout potential was $6 million and had a fair value of $5.3 million, which was recorded as a liability at the time of the TRS acquisition. Both parties determined it was in the best interest of the combined entity to eliminate the earnout and the parties mutually agreed to the $3 million settlement, 50% of the potential earnout payment. Consequently, we recognized a $2.3 million gain on the extinguishment of contingent consideration liability during the year ended December 31, 2009.

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
13. Performance Incentive Plan
The Board of Directors of the Company has adopted The Amended and Restated 2005 Performance Incentive Plan (the Plan), which has been approved by the Company’s stockholders. As of December 31, 2010, the Plan has reserved 3,700,000 shares of Class A common stock for issuance, which increases annually by 100,000 shares. The Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees, and consultants. The Compensation Committee of the Company administers the Plan.

As of December 31,
2010
(in thousands)
Shares reserved under the plan	3,700

Options exercised	1,318
Options outstanding	1,098

Shares available for future grants	1,284

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
Assumptions Used in Fair Value determination
The following weighted-average assumptions were used for option grants made during the years ended December 31, 2010, 2009, and 2008:

	Year ended December 31,
	2010	2009	2008
Expected Volatility	46%	47%	39%
Expected Term (in years)	5.4	5.3	5.4
Risk-free Interest Rate	2.12%	2.15%	2.66%
Dividend Yield	0%	0%	0%
•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price.
•	Expected Term. Because the Company does not have significant historical data on employee exercise behavior, we are using the “Simplified Method” as defined under SEC Staff Accounting Bulletin No. 110 to calculate the expected term. The simplified method is calculated by averaging the vesting period and contractual term of the option.
•	Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.
•	Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
Stock Options Activity
The following table summarizes stock option activity for the period January 1, 2008 through December 31, 2010:

		Weighted-Average
		Exercise Price per
	Options	Share
	(in thousands)
Outstanding at January 1, 2008	834	$10.96
Granted	208	20.89
Forfeited/cancelled	(11)	13.08
Exercised	(53)	7.76

Outstanding at December 31, 2008	978	$13.20

Granted	213	28.42
Forfeited/cancelled	(14)	15.10
Exercised	(82)	12.32

Outstanding at December 31, 2009	1,095	$16.21

Granted	265	26.98
Forfeited/cancelled	(81)	24.69
Exercised	(181)	16.23

Outstanding at December 31, 2010	1,098	$18.18

The following table summarizes stock option vesting and unvested options for the period January 1, 2008 through December 31, 2010:

		Weighted-
	Options	Average
	(in thousands)	Fair Value
Unvested January 1, 2008	405	$5.45
Granted	208	8.39
Vested	(131)	4.42
Forfeited	(11)	5.48

Unvested December 31, 2008	471	$7.04

Vested December 31, 2008	507	$3.79

Granted	213	12.61
Vested	(236)	6.99
Forfeited	(14)	6.88

Unvested December 31, 2009	434	$9.81

Vested December 31, 2009	661	$4.79

Granted	265	26.98
Vested	(161)	9.01
Forfeited	(81)	10.87

Unvested December 31, 2010	457	$11.17

Vested December 31, 2010	642	$5.16

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
The following table summarizes stock options outstanding at December 31, 2010:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Options
Range of exercise prices	Number of Options	Exercise Price	Life	exercisable
	(in thousands)		(in years)	(in thousands)
$1.00 – $7.00	207	$6.53	2.2	207
$10.00 – $12.99	163	10.16	3.8	163
$13.00 – $20.00	274	16.48	3.7	186
$21.00 – $27.00	200	24.76	5.5	55
$29.00 – $32.00	254	29.42	5.9	31
Stock options granted after 2006 vest over a period of three to four years from the date of grant in accordance with the individual stock option agreement.
Stock Compensation
The following table summarizes stock compensation for the three years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cost of revenue	$552	$550	$358
General and administrative	1,055	1,234	470

	$1,607	$1,784	$828

We recognized approximately $0.8 million, $0.7 million, and $0.3 million, respectively, of tax benefits from share-based compensation during the years ended December 31, 2010, 2009, and 2008. As of December 31, 2010, there was approximately $3.5 million of total unrecognized compensation cost of unvested stock compensation agreements related to options. This cost is expected to be fully amortized over the next four years, with approximately $1.5 million, $1.1 million, $0.8 million, and $0.1 million amortized during 2011, 2012, 2013, and 2014, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The costs of the options are included in the Company’s Statement of Operations in the above referenced line items before or in conjunction with the vesting of options.
14. Provision for Income Taxes
Significant components of the provision for income taxes for the three years ended December 31, 2010, 2009, and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current
Federal	$9,593	$11,610	$8,755
State and Local	2,392	2,137	2,078

Total Current	11,985	13,747	10,833

Deferred
Federal	3,301	701	498
State and Local	23	336	(13)

Total Deferred	3,324	1,037	485

Total Income Tax Provision	$15,309	$14,784	$11,318

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
The differences between the expense (benefit) from income taxes at the statutory U.S. Federal income tax rate of 35% and those reported in the Statements of Operations are as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Federal income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	3.8	4.8	4.7
Other	0.3	0.2	0.2

Total income tax expense	39.1%	40.0%	39.9%

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
Components of the Company’s deferred tax assets and liabilities are as follows for the years ended December 31:

	2010	2009
	(in thousands)
Deferred tax assets
Accrued vacation and compensation	$3,800	$3,488
Allowance for doubtful accounts	512	410
Deferred rent	777	988
Intangible assets excluding goodwill	2,539	2,243
Self insurance	—	381
Stock compensation	1,661	1,402

Total deferred tax assets	9,289	8,912

Deferred tax liabilities
Self insurance	54	—
Property and equipment	1,558	215
Goodwill	10,580	8,310

Total deferred tax liabilities	12,192	8,525

Net deferred tax (liabilities) assets	$(2,903)	$387

Although realization is not assured, management believes it is more likely than not that all deferred tax assets will be realized.
The Company’s analysis of uncertain tax positions determined that the Company had no material uncertain tax positions and as such, no liability has been recorded as of December 31, 2010. The Company does not anticipate any material changes in this position in the next 12 months.
The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. Federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2007.

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
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
TRS was acquired during July 2009 and had a 401(k) profit sharing plan that covered all employees. The plan is a defined contribution plan whereby participants have the option of contributing to the plan. The plan provides for the Company to make a 3% contribution on eligible compensation each pay period and a 12% profit sharing contribution on eligible compensation quarterly. Participants are vested 100% in their employee contributions and the 3% employer contribution immediately and are 100% vested for the 12% quarterly employer contribution after three months of service. The plan was merged with NCI’s plan effective January 1, 2011.
The Company’s contributions to both plans for the years ended December 31, 2010, 2009, and 2008 were approximately $4.0 million, $2.9 million, and $2.2 million, respectively.
16. Related Party Transactions
The Company receives support services on an as-needed basis under a subcontract with Net Commerce Corporation, a government contractor wholly-owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company. The Company purchased services from Net Commerce Corporation of approximately $922,000, $546,000, and $552,000 for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31, 2010 and 2009, there was approximately $140,000 and $0 in accounts payable, respectively, related to this contract.
The Company rents office space from Gur Parsaad Properties, Ltd., which is controlled by Dr. Gurvinder Pal Singh. Dr. Singh was a member of the NCI Board of Directors until June 9, 2010. The lease is for approximately 41,000 square feet at approximately $15.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2015. For the years ended December 31, 2010, 2009, and 2008, NCI paid approximately $1.0 million, $1.0 million, and $0.9 million, respectively, in lease payments under the office lease. As of December 31, 2010 and 2009, there were no outstanding accounts payable.
During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. This agreement included certain indemnifications from the selling stockholders. Dr. Singh was one of the selling stockholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of December 31, 2010 and 2009, the Company was owed approximately $0 and $51,000, respectively.
17. Contingencies
Government Audits
Payments to the Company on Federal Government contracts are subject to adjustment upon audit by various agencies of the Federal Government. Audits of costs and the related payments have been performed by the various agencies through 2007 for NCI Information Systems, Inc., our primary corporate vehicle for Government contracting. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations, or liquidity.
Litigation
The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or liquidity.
18. Subsequent Event
The Company evaluated events subsequent to December 31, 2010 for potential recognition and/or disclosure through the issuance date of these financial statements.

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
On February 25, 2011, the Company entered into a securities purchase agreement (the “Purchase Agreement”) to purchase all of the outstanding capital stock of AdvanceMed Corporation (“AdvanceMed”) from Computer Science Services Corporation and DynCorp (together, the “Sellers”) for $62 million in cash, subject to certain closing and post-closing adjustments (the “Acquisition”). AdvanceMed is a premier provider of healthcare program integrity services focused on the detection and prevention of fraud, waste, and abuse in healthcare programs. AdvanceMed provides investigative services to Centers for Medicare and Medicaid Services (CMS). AdvanceMed supports healthcare programs in 38 states with a staff of approximately 450 professionals, including information specialists, nurses, physicians, statisticians, investigators, and other healthcare professionals.
Each of the parties to the Purchase Agreement has made customary representations and warranties and agreed to certain indemnification obligations. The Purchase Agreement also contemplates a five year non-competition agreement to be entered into by each of the Sellers. The Company intends to finance the Acquisition through cash on hand and borrowings under the 2010 Credit Facility. The parties expect to close the Acquisition as soon as practicable after satisfaction of all the conditions to closing contained in the Purchase Agreement, including the expiration or termination without the objection of any of the relevant governmental authorities of all applicable waiting periods (and any extensions thereof), which is expected to occur on or before April 2, 2011.

NCI, Inc.
Notes to Consolidated Financial Statements—(Continued)
December 31, 2010
18. Supplemental Quarterly Information (unaudited)
This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly condensed financial operating results of the Company for the years ended December 31, 2010 and 2009 are presented below.

	For the quarter ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(in thousands)
Statement of Operations Data:
Revenue	$171,021	$168,769	$126,558	$114,993	$125,177	$130,198	$108,519	$105,017

Operating costs and expenses:
Cost of revenue	151,322	151,138	110,927	99,392	108,619	113,403	93,976	91,324
General and administrative expenses	6,550	6,194	5,369	5,617	6,121	6,271	4,894	4,762
Depreciation and amortization	1,330	1,359	1,193	1,172	1,195	1,096	991	946
Gain on extinguishment of contingent consideration liability	—	—	—	—	(2,285)	—	—	—

Total operating costs and expenses	159,202	158,691	117,489	106,181	113,650	120,770	99,861	97,032

Operating income	11,819	10,078	9,069	8,812	11,527	9,428	8,658	7,985
Interest expense, net	173	133	149	143	169	145	151	192

Income before income taxes	11,646	9,945	8,920	8,669	11,358	9,283	8,507	7,793
Provision for income taxes	4,741	3,841	3,524	3,203	4,622	3,658	3,387	3,118

Net income	$6,905	$6,104	$5,396	$5,466	$6,736	$5,625	$5,120	$4,675

Earnings per share
Basic	$0.51	$0.45	$0.40	$0.40	$0.50	$0.42	$0.38	$0.35
Diluted	$0.50	$0.44	$0.39	$0.39	$0.49	$0.41	$0.37	$0.34