Form 10-Q
period 2011-03-31
NCI, Inc.
filed 2011-05-04
CIK 1334478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 2, 2011, there were 8,480,254 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1
FINANCIAL INFORMATION

Item 1.	Financial Statements
NCI, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(amounts in thousands, except per share data)

	Three months ended March 31,
	2011	2010

Revenue	$150,225	$114,993

Operating costs and expenses:
Cost of revenue	133,256	99,392
General and administrative expense	5,759	5,617
Depreciation and amortization	1,308	1,172
Acquisition and integration related costs	201	—

Total operating costs and expenses	140,524	106,181

Operating income	9,701	8,812
Interest expense, net	197	143

Income before income taxes	9,504	8,669
Provision for income taxes	3,811	3,203

Net income	$5,693	$5,466

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,670	13,568

Net income per share	$0.42	$0.40

Diluted:
Weighted average shares and equivalent shares outstanding	13,909	13,877

Net income per share	$0.41	$0.39

The accompanying notes are an integral
part of these consolidated financial statements

NCI, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	As of	As of
	March 31,	December 31,
	2011	2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$802	$2,791
Accounts receivable, net	121,460	132,693
Deferred tax assets	4,512	4,547
Prepaid expenses and other current assets	5,798	3,347

Total current assets	132,572	143,378

Property and equipment, net	11,596	11,751
Other assets	1,324	1,590
Intangible assets, net	5,664	6,179
Goodwill	106,580	106,580

Total assets	$257,736	$269,478

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$37,271	$61,046
Accrued salaries and benefits	17,868	20,229
Deferred revenue	1,827	2,951
Other accrued expenses	6,920	3,468

Total current liabilities	63,886	87,694

Long-term debt	25,900	20,000
Deferred tax liabilities, net	7,523	7,450
Deferred rent and other long-term liabilities	1,179	1,287

Total liabilities	98,488	116,431

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,471,492 shares issued and outstanding as of March 31, 2011, and 8,469,242 shares issued and outstanding as of December 31, 2010	161	161
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	99	99
Additional paid-in capital	68,397	67,889
Retained earnings	90,591	84,898

Total stockholders’ equity	159,248	153,047

Total liabilities and stockholders’ equity	$257,736	269,478

The accompanying notes are an integral
part of these consolidated financial statements

NCI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,693	$5,466
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,308	1,172
Gain on sale and disposal of property and equipment	(16)	—
Non-cash stock compensation expense	505	397
Deferred income taxes	107	178
Changes in operating assets and liabilities:
Accounts receivable, net	11,234	15,145
Prepaid expenses and other assets	(2,184)	(1,675)
Accounts payable	(23,775)	(8,584)
Accrued expenses	(32)	(1,131)
Deferred rent	(92)	(141)

Net cash (used in) provided by operating activities	(7,252)	10,827

Cash flows from investing activities:
Purchase of property and equipment	(641)	(2,103)
Proceeds from sale of property and equipment	18	—

Net cash used in investing activities	(623)	(2,103)

Cash flows from financing activities:
Proceeds from credit facility	37,911	31,199
Payments on credit facility	(32,011)	(42,199)
Principal payments under capital lease obligations	(17)	(20)
Proceeds from exercise of stock options	30	2,179
Excess tax deduction from exercise of stock options	(27)	34

Net cash provided by (used in) financing activities	5,886	(8,807)

Net change in cash and cash equivalents	(1,989)	(83)
Cash and cash equivalents, beginning of period	2,791	1,193

Cash and cash equivalents, end of period	$802	$1,110

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$193	$161

Income taxes	$381	$1,416

The accompanying notes are an integral
part of these consolidated financial statements

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries (NCI or the Company) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of March 31, 2011 and its results of operations and cash flows for the three months ended March 31, 2011 and 2010. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.
2. Business Overview
NCI is a provider of information technology (IT), engineering, logistics and professional services and solutions to U.S. Federal Government agencies. The Company’s capabilities are centered on overcoming customers’ challenges to help them meet their critical mission and objectives. NCI provides full lifecycle IT solutions, complemented by professional services through its core capabilities which include: enterprise systems management; network engineering; cybersecurity and information assurance; software development and systems engineering; program management, acquisition, and lifecycle support; engineering and logistics; health IT and informatics; and training and simulation. The Company provides these services to U.S. Defense, Intelligence, and U.S. Federal Civilian agencies. The majority of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the United States.
3. Earnings Per Share
Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended March 31, 2011 and 2010, approximately 107,000 and 70,000 shares, respectively, were not included in the computation of diluted earnings per share calculation, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010
	(in thousands, except per share data)

Net Income	$5,693	$5,466

Weighted average number of basic shares outstanding during the period	13,670	13,568
Dilutive effect of stock options after application of treasury stock method	239	309

Weighted average number of diluted shares outstanding during the period	13,909	13,877

Basic earnings per share	$0.42	$0.40

Diluted earnings per share	$0.41	$0.39

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Accounts Receivable
Accounts receivable consist of billed and unbilled amounts at March 31, 2011 and December 31, 2010, as follows:

	As of:
	March 31,	December 31,
	2011	2010
	(in thousands)
Billed receivables	$58,690	$51,611
Unbilled receivables:
Billable receivables at end of period	48,697	61,500
Other	14,659	20,280

Total unbilled receivables	63,356	81,780

Total accounts receivable	122,046	133,391
Less: allowance for doubtful accounts	586	698

Total accounts receivable, net	$121,460	$132,693

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as the end of the period. Substantially all other unbilled receivables are expected to be billed and collected within the next 12 months.
5. Property and Equipment
The following table details property and equipment at the end of each period:

	As of:
	March 31,	December 31,
	2011	2010
	(in thousands)
Property and equipment
Furniture and equipment	$17,503	$17,855
Leasehold improvements	5,289	5,287
Real property	549	549

	23,341	23,691
Less: Accumulated depreciation and amortization	11,745	11,940

Property and equipment, net	$11,596	$11,751

Depreciation expense for the quarters ended March 31, 2011 and 2010 was $0.8 million and $0.6 million, respectively.
6. Intangible Assets
The following table details intangible assets at the end of each period:

	As of
	March 31,	December 31,
	2010	2010
	(in thousands)
Contract and customer relationships	$14,942	$14,942
Less: Accumulated amortization	9,474	8,994

	5,468	5,948

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	1,842	1,807

	196	231

Intangible assets, net	$5,664	$6,179

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Intangible Assets — continued
Amortization expense for the quarters ended March 31, 2011 and 2010 was approximately $0.5 million and $0.6 million, respectively.
7. Stock Compensation
During the first quarter of 2011, the Company granted approximately 10,000 options and had exercises of approximately 2,000 options. As of March 31, 2011, there were approximately 1.1 million options outstanding.
The following table summarizes stock compensation for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Cost of revenue	$221	$193
General and administrative	284	204

	$505	$397

As of March 31, 2011, there was approximately $3.1 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next four years, with approximately $1.1 million, $1.2 million, $0.7 million, and $0.1 million amortized during 2011, 2012, 2013, and 2014, respectively. The cost of the options is included in the Company’s Statement of Income before or in conjunction with the vesting of options.
8. Debt
The Company’s Credit Facility consists of a revolving line of credit with a principal amount of up to $125.0 million. The Credit Facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the Credit Facility accrues interest based on LIBOR plus an applicable margin, ranging from 200 to 300 basis points, based on the ratio of the amount of our outstanding senior debt ratio to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) adjusted for acquisitions. The Credit Facility expires on December 13, 2014.
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

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Debt — continued
During the first quarter of 2011, NCI had an average outstanding loan balance of $19.9 million which accrued interest at a weighted average borrowing rate of 2.3%. During the first quarter of 2010, NCI had an average outstanding loan balance of $38.0 million which accrued interest at a weighted average borrowing rate of 1.2%. As of March 31, 2011, the outstanding balance under the Credit Facility was $25.9 million and incremental borrowing rate was LIBOR plus 200 basis points, or 2.4%. The outstanding balance of our debt approximates the fair value. As of March 31, 2011, the Company was in compliance with all its loan covenants.
9. Related Party Transactions
The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended March 31, 2011 and 2010, the expense incurred under this agreement was approximately $209,000 and $311,000 respectively. As of March 31, 2011 and December 31, 2010, there were outstanding accounts payable of approximately $146,000 and $0, respectively.
The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh who was a member of the NCI Board of Directors until June 9, 2010. The lease is for approximately 41,000 square feet at $15.00 per square foot with annual escalation and expires on June 30, 2015. For the three months ended March 31, 2011 and 2010, NCI paid $246,000 and $240,000, respectively, for rent to Gur Parsaad Properties, Ltd. As of March 31, 2011 and December 31, 2010, there were no outstanding accounts payable.
During June 2007, the Company entered into a Stock Purchase Agreement to purchase 100% of the outstanding shares of Karta Technologies, Inc. (Karta). This agreement included certain indemnifications from the selling shareholders. Dr. Singh was one of the selling shareholders of Karta. At the time of the purchase, an escrow account was established to pay for indemnification claims. As of March 31, 2011 and December 31, 2010, the Company had no outstanding claims.
The Company believes these agreements were at market rates as of the date of each agreement.
10. Subsequent Event
On April 1, 2011, pursuant to the terms of the Securities Purchase Agreement, NCI completed its purchase of 100% of the stock of AdvanceMed Corporation (AdvanceMed) from an affiliate of Computer Sciences Corporation. NCI acquired AdvanceMed to enhance the scope of our information technology and professional services offered in general and gain greater visibility with the Department of Health and Human Services in particular. AdvanceMed is a premier provider of healthcare program integrity services focused on the detection and prevention of fraud, waste, and abuse in healthcare programs, providing investigative services to the Centers for Medicare and Medicaid Services since 1999.
Under the terms of the Purchase Agreement, NCI acquired AdvanceMed for $62.0 million in cash, subject to certain adjustments. The transaction was funded through borrowings of approximately $62.0 million under NCI’s existing credit facility.
The fair value of AdvanceMed’s assets and liabilities as of the date of the acquisition are not presently available. During the first quarter, NCI incurred approximately $0.2 million of incremental costs related to the acquisition of AdvanceMed. NCI plans to complete the initial valuation and allocation of purchased assets, including acquired intangibles during the quarter ending June 30, 2011.

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
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:
•
Our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for substantially all our revenue; a change in funding of our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts

•
The overall U.S. Defense budget declined from time to time during the late 1980s and the early 1990s. While spending authorizations for Defense and Intelligence-related programs by the U.S. Federal Government have increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant, or shift to programs in areas where we do not currently provide services

•	Risk of contract performance or termination
•	Changes in U.S. Federal Government programs or requirements, including the increased use of small business providers
•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business
•	U.S. Federal Government agencies are more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures
•	Adverse results of U.S. Federal Government audits of our government contracts
•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)
•
Failure to successfully integrate AdvanceMed Corporation which was purchased April 1, 2011 or identify and successfully integrate other future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans

•
Economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, (v) competition for task orders under Government Wide Acquisition Contracts, agency-specific Indefinite Delivery/Indefinite Quantity contracts and/or schedule contracts with the General Services Administration, or (vi) our ability to achieve the objectives of near-term or long-range business plans

•	U.S. Federal Governmental shutdowns (such as that which occurred during the U.S. Federal Government’s 1996 fiscal year) and other potential delays in the U.S. Federal Government appropriations process
Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC, and from time to time, in other filings with the SEC, such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.
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

OVERVIEW
We are a provider of information technology (IT), engineering, logistics, and professional services and solutions to U.S. Federal Government agencies. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our clients in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across eight core competencies:
•	Enterprise systems management
•	Network engineering
•	Cybersecurity and information assurance
•	Software development and systems engineering
•	Program management, acquisition, and lifecycle support
•	Engineering and logistics
•	Health IT and informatics
•	Training and simulation
We generate the majority of our revenue from U.S. Federal Government contracts. We report operating results and financial data as one operating segment. Revenue from our contracts and task orders is generally linked to trends in U.S. Federal Government spending by defense, intelligence, and U.S. Federal civilian agencies. The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Three months ended March 31,
	2011	2010
Department of Defense and intelligence agencies	93.4%	88.8%
U.S. Federal civilian agencies	6.6%	11.2%
Our non-core Base Realignment and Closure (BRAC) contract was the primary cause of the increase in the Department of Defense and intelligence agencies revenue as a percent of total revenue over the quarter ending March 31, 2010. We define non-core work as work which is primarily material based work which generally is lower margin and generally not direct labor in performance of information technology and professional services.
Contract Types
Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.
The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2011	2010
Time-and-materials	59.1%	49.7%
Cost-plus fee	12.5	16.7
Firm fixed-price	28.4	33.6
The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, where we are paid a fixed hourly rate by labor category, to the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus fee contracts, there is limited financial risk, because we are reimbursed all our allowable costs, and therefore, the profit margins tend to be lower on cost-plus fee contracts. Under firm fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus fee contracts, firm fixed-price services contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our services work under firm fixed-price service contracts is firm fixed-price level-of-effort work, which has a lower risk than firm fixed-price completion or deliverable contracts.

Results of Operations
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2011	2010	2011	2010
	(in thousands)		(as a percentage of revenue)
Revenue	$150,225	$114,993	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	133,256	99,392	88.7	86.4
General and administrative expenses	5,759	5,617	3.8	4.9
Depreciation and amortization	1,308	1,172	0.9	1.0
Acquisition and integration related costs	201	—	0.1	—

Total operating costs and expenses	140,524	106,181	93.5	92.3

Operating income	9,701	8,812	6.5	7.7
Interest expense, net	197	143	0.2	0.2

Income before income taxes	9,504	8,669	6.3	7.5
Provision for income taxes	3,811	3,203	2.5	2.7

Net income	$5,693	$5,466	3.8%	4.8%

Revenue
For the three months ended March 31, 2011, total revenue increased by 30.6% or $35.2 million, over the same period a year ago. The increase in revenue is due primarily to growth on our U.S. Army Program Executive Office (PEO) Soldier contract and our non-core BRAC and U.S. Air Force’s Network Centric Solutions (NETCENTS) contracts. The BRAC task orders are scheduled to end during 2011. The remaining increase in revenue was the result of network management and analysis services under new and existing contracts.
During the first quarter of 2011, our PEO Soldier contract accounted for 17.0%, or approximately $25.6 million of our revenue. During the first quarter of 2010, our PEO Soldier contract accounted for 11.8%, or $13.5 million, of our revenue.
Cost of revenue
Cost of revenue increased 34.1%, or $33.9 million, for the three months ended March 31, 2011, as compared to the same period a year ago. Materials in support of the non-core BRAC and NETCENTS contracts were the primary drivers of the increase in the quarter ending March 31, 2011 as compared to the same period in the prior year. The remaining increase was attributable to subcontractor labor costs related to the increase in revenue and to a lesser extent, our internal direct labor. As a percentage of revenue, cost of revenue was 88.7% and 86.4% for the quarters ended March 31, 2011 and 2010, respectively. The 2.3% increase in cost of revenue as a percentage of revenue resulted from the material and subcontractor labor cost, where we typically earn lower margins as compared to our internal direct labor costs.
General and administrative expenses
General and administrative expense increased 2.5% or $0.1 million for the three months ended March 31, 2011, as compared to the same period a year ago. The increase is due to increased bid and proposal costs partially offset by reduced business development costs. As a percentage of revenue, general and administrative expenses decreased to 3.8% from 4.9% for the quarters ended March 31, 2011 and 2010, respectively. The decrease of General and administrative expenses as a percentage of revenue is primarily due to the increase in revenue associated with the non-core BRAC and NETCENTS material contracts which requires less incremental support.

Depreciation and amortization
Depreciation and amortization expense was approximately $1.3 million and $1.2 million for the quarters ended March 31, 2011 and 2010, respectively. The increase is due to depreciation of additional property and equipment purchased in the quarter ended March 31, 2011 and prior quarters.
Acquisition and integration related costs
On April 1, 2011, we completed the acquisition of AdvanceMed Corporation (AdvanceMed). For the three months ended March 31, 2011, acquisition expenses were $0.2 million. There were no acquisition related costs for the three months ended March 31, 2010.
Operating income
For the three months ended March 31, 2011, operating income was $9.7 million, or 6.5% of revenue, compared to $8.8 million, or 7.7% of revenue, for the three months ended March 31, 2010. Operating margin decreased due to increases in materials and subcontractor labor costs, where we typically earn lower margins as compared to our own direct labor costs.
Non-core BRAC and NETCENTS materials accounted for approximately $0.4 million and $0 to operating profit for the quarters ended March 31, 2011 and 2010, respectively. Excluding non-core BRAC and NETCENTS material revenue and related costs, our operating margin was 7.2% and 7.9% for the quarters ended March 31, 2011 and 2010, respectively.
Interest expense, net
Net interest expense was $0.2 million as compared to $0.1 million for the quarters ended March 31, 2011 and 2010, respectively. The increase is due to higher borrowing costs associated with the new credit facility. During the first quarter of 2011, we had an average outstanding loan balance of $19.9 million which accrued interest at a weighted average borrowing rate of 2.3%. During the first quarter of 2010, we had an average outstanding loan balance of $38.0 million which accrued interest at a weighted average borrowing rate of 1.2%.
Income taxes
For the three months ended March 31, 2011, the increase in income taxes of $0.6 million is the result of the increase in operating income and an increase in our effective tax rate. The effective income tax rate for the quarter ended March 31, 2011 was approximately 40.1% as compared to an effective income tax rate of 36.9% for the quarter ended March 31, 2010. During the first quarter of 2011, we realized a discrete item of $0.1 million which increased our effective tax rate by approximately 0.75%. During the first quarter of 2010, we eliminated one of our subsidiaries and realized a $0.3 million favorable discrete item which reduced our effective tax rate by approximately 3.5%.
Contract Backlog
At March 31, 2011 and December 31, 2010, our estimated backlog was $1.2 billion and $1.3 billion, respectively, of which $227 million and $302 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple-award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC.
Liquidity and Capital Resources
Our primary liquidity needs are for financing working capital, capital expenditures, and making selective strategic acquisitions. Historically, we have relied primarily on our cash flows from operations and borrowings under our credit facility to provide the capital for our liquidity needs. We expect the combination of our current cash and cash equivalent balances, cash flows from operations, and the available borrowing capacity under our credit facility to continue to meet our normal working capital and capital expenditure requirements. As part of our growth strategy, we may pursue acquisitions that could require us to raise additional external capital or increase our borrowings.

During the first quarter of 2011, the balance of accounts receivable decreased by $11.2 million to $121.5 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) increased to 73 days as of March 31, 2011. This compares to a DSO of 71 days as of December 31, 2010. The increase in DSO is associated with normal operating fluctuations.
Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares, which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, an increase in the Company’s cash needs, a decrease in the Company’s available cash, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position. We may suspend or discontinue repurchases at any time. We have not repurchased any shares in accordance with this authorization.
Credit Facility: Our Credit Facility consists of a revolving line of credit with a principal amount of up to $125.0 million. The Credit Facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance under the Credit Facility accrues interest based on one-month LIBOR plus an applicable margin (spread), ranging from 200 to 300 basis points, based on the ratio of the amount of our outstanding senior debt ratio to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) adjusted for acquisitions. The accrued interest is due and payable monthly. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The Credit Facility expires on December 13, 2014. We do not currently hedge our interest rate risk. The Credit Facility allows us to use borrowings from our credit facility of up to $25 million to repurchase shares of our common stock.
On April 1, 2011, we borrowed approximately $62.0 million from our credit facility to purchase AdvanceMed. Funds borrowed under the Credit Facility will be used to finance possible future acquisitions, for working capital expenditures, for stock repurchases, and for general corporate uses. As of March 31, 2011, there was approximately $25.9 million due under the Credit Facility, which reflects approximately $5.9 million of net borrowings during 2011.
The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount (spread). As discussed above, one of the primary factors determining the spread is the ratio of the amount of our outstanding senior debt ratio to EBITDA adjusted for acquisitions. The lower our ratio, the lower our spread above LIBOR will be. Our spread above LIBOR is based on the following loan covenant:

Senior Debt to EBITDA
Ratio	Spread
Below 1.0 to 1	200 basis points
Between 2.0 and 1.0 to 1	225 basis points
Between 2.0 and 2.5 to 1	250 basis points
Between 2.5 and 3.0 to 1	275 basis points
Greater than 3.0 to 1	300 basis points
As of December 31, 2011, the spread above LIBOR was 200 basis points and thus, the loan accrued interest at 2.4%. The Credit Facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the Credit Facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds.
As of March 31, 2011, we were in compliance with all our loan covenants.
Off-Balance Sheet Arrangements
We do not have any off—balance sheet arrangements.

Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies during the first quarter of 2011. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to changes in interest rates for borrowings under our Credit facility. For the quarter ended March 31, 2011, a 1% change in interest rates would have changed our interest expense or cash flows by an immaterial amount. This estimate is based on our average balances for the period.
Additionally, we are subject to credit risks associated with our cash, cash equivalents, and accounts receivable. We believe that the concentration of credit risks with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy requires that we invest excess cash in high-quality investments, which preserve principal, provide liquidity, and minimize investment risk. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the U.S. Federal Government or prime contractors working for the U.S. Federal Government.
Item 4. Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
Management carried out an evaluation, as of March 31, 2011, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
The Company made no change to its internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
There have been no significant changes from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.
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

31.1	‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: May 4, 2011	By:	/s/ BRIAN J. CLARK Brian J. Clark
Executive Vice President, Chief Financial Officer
and Treasurer