Form 10-Q
period 2011-06-30
NCI, Inc.
filed 2011-08-03
CIK 1334478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
000-51579

NCI, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3211574 (I.R.S. Employer Identification No.)

11730 Plaza America Drive Reston, Virginia (Address of principal executive offices)	20190-4764 (Zip Code)
Registrant’s telephone number, including area code: (703) 707-6900
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 29, 2011, there were 8,567,330 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PAGE

PART I: FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Removed and Reserved	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1
FINANCIAL INFORMATION

Item 1.	Financial Statements
NCI, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenue	$161,203	$126,558	$311,428	$241,550

Operating costs and expenses:
Cost of revenue	145,670	110,927	278,926	210,318
General and administrative expense	6,085	5,369	11,844	10,985
Depreciation and amortization	1,817	1,193	3,125	2,366
Acquisition and integration related expenses	748	—	949	—

Total operating costs and expenses	154,320	117,489	294,844	223,669

Operating income	6,883	9,069	16,584	17,881
Interest expense, net	483	149	680	292

Income before income taxes	6,400	8,920	15,904	17,589
Provision for income taxes	2,542	3,524	6,353	6,727

Net income	$3,858	$5,396	$9,551	$10,862

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,681	13,628	13,675	13,598

Net income per share	$0.28	$0.40	$0.70	$0.80

Diluted:

Weighted average shares and equivalent shares outstanding	13,931	13,886	13,919	13,882

Net income per share	$0.28	$0.39	$0.69	$0.78

The accompanying notes are an integral part of these consolidated financial statements

NCI, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	As of	As of
	June 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$561	$2,791
Accounts receivable, net	129,520	132,693
Deferred tax assets, net	4,538	4,547
Prepaid expenses and other current assets	5,393	3,347

Total current assets	140,012	143,378

Property and equipment, net	16,843	11,751
Other assets	1,289	1,590
Intangible assets, net	9,864	6,179
Goodwill	147,932	106,580

Total assets	$315,940	$269,478

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$47,150	$61,046
Accrued salaries and benefits	19,726	20,229
Deferred revenue	964	2,951
Other accrued expenses	6,091	3,468

Total current liabilities	73,931	87,694

Long-term debt	70,000	20,000
Deferred tax liabilities, net	7,589	7,450
Deferred rent and other long-term liabilities	1,018	1,287

Total liabilities	152,538	116,431

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500,000 shares authorized; 8,567,330 shares issued and outstanding as of June 30, 2011 and 8,469,242 shares issued and outstanding as of December 31, 2010	163	161
Class B common stock, $0.019 par value—12,500,000 shares authorized; 5,200,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	99	99
Additional paid-in capital	68,691	67,889
Retained earnings	94,449	84,898

Total stockholders’ equity	163,402	153,047

Total liabilities and stockholders’ equity	$315,940	$269,478

The accompanying notes are an integral part of these consolidated financial statements

NCI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(amounts in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$9,551	$10,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,125	2,366
Stock compensation expense	619	919
Deferred income taxes	147	490
Changes in operating assets and liabilities:
Accounts receivable, net	19,363	20,986
Prepaid expenses and other assets	(342)	(1,991)
Accounts payable	(15,182)	(11,921)
Accrued expenses	(3,847)	(2,459)
Deferred rent	(237)	(261)

Net cash provided by operating activities	13,197	18,991

Cash flows from investing activities:
Purchase of property and equipment	(1,281)	(4,027)
Cash paid for acquisition, net of cash acquired	(64,308)	—

Net cash used in investing activities	(65,589)	(4,027)

Cash flows from financing activities:
Borrowings under credit facility	123,986	59,163
Repayments of credit facility	(73,986)	(77,163)
Principal payments under capital lease obligations	(23)	(37)
Proceeds from exercise of stock options	185	2,441
Excess tax deduction from exercise of stock options	—	166

Net cash provided by (used in) financing activities	50,162	(15,430)

Net change in cash and cash equivalents	(2,230)	(466)
Cash and cash equivalents, beginning of period	2,791	1,193

Cash and cash equivalents, end of period	$561	$727

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$752	$325

Income taxes	$6,666	$8,226

The accompanying notes are an integral part of these consolidated financial statements

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to fairly present the Company’s financial position as of June 30, 2011 and its results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.
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
3. Earnings Per Share
Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended June 30, 2011 and 2010, approximately 111,000 and 120,000 shares, respectively, were not included in the computation of diluted earnings per share calculation, because to do so would have been anti-dilutive. For the six months ended June 30, 2011 and 2010, approximately 103,000 and 95,000 shares, respectively, were not included in the computation of diluted earnings per share calculation, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data))
Net Income	$3,858	$5,396	$9,551	$10,862

Weighted average number of basic shares outstanding during the period	13,681	13,628	13,675	13,598
Dilutive effect of stock options after application of treasury stock method	250	258	244	284

Weighted average number of diluted shares outstanding during the period	13,931	13,886	13,919	13,882

Basic earnings per share	$0.28	$0.40	$0.70	$0.80

Diluted earnings per share	$0.28	$0.39	$0.69	$0.78

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Accounts Receivable
Accounts receivable consist of billed and unbilled amounts at June 30, 2011 and December 31, 2010, as follows:

	As of:
	June 30,	December 31,
	2011	2010
	(in thousands)
Billed receivables	$42,452	$51,611
Unbilled receivables:
Billable receivables at end of period	52,744	61,500
Other	34,914	20,280

Total unbilled receivables	87,658	81,780

Total accounts receivable	130,110	133,391
Less: allowance for doubtful accounts	590	698

Total accounts receivable, net	$129,520	$132,693

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all other unbilled receivables are expected to be billed and collected within the next 12 months.
5. Property and Equipment
The following table details property and equipment at the end of each period:

	As of:
	June 30,	December 31,
	2011	2010
	(in thousands)
Property and equipment
Furniture and equipment	$23,673	$17,855
Leasehold improvements	5,403	5,287
Real property	549	549

	29,625	23,691
Less: Accumulated depreciation and amortization	12,782	11,940

Property and equipment, net	$16,843	$11,751

Depreciation expense for the three months ended June 30, 2011 and 2010 was $1.0 million and $0.6 million, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $1.8 million and $1.2 million, respectively.

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Intangible Assets
The following table details intangible assets at the end of each period:

	As of
	June 30,	December 31,
	2011	2010
	(in thousands)
Contract and customer relationships	$19,923	$14,942
Less: Accumulated amortization	10,221	8,994

	9,702	5,948

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	1,876	1,807

	162	231

Intangible assets, net	$9,864	$6,179

Amortization expense for the three months ended June 30, 2011 and 2010 was $0.8 million and $0.6 million, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was $1.3 million and $1.2 million, respectively.
7. Stock Compensation
During the three months ended June 30, 2011, the Company granted 198,000 stock options and had exercises of 16,000 options. During the six months ended June 30, 2011, the Company granted 213,000 stock options and had exercises of 18,000 options. As of June 30, 2011, there were approximately 1.3 million options outstanding.
During the three and six months ended June 30, 2011, the Company granted 80,000 shares of restricted stock and none of those shares have vested. As of June 30, 2011, there were 80,000 shares of restricted stock outstanding.
The following table summarizes stock compensation for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Cost of revenue	$5	$228	$226	$420
General and administrative	109	294	393	499

	$114	$522	$619	$919

As of June 30, 2011, there was approximately $5.4 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with approximately $1.0 million, $1.8 million, $1.5 million, $0.9 million, and $0.2 million amortized during the remainder of 2011, 2012, 2013, 2014, and 2015, respectively. The cost of the options is included in the Company’s Consolidated Statement of Income before or in conjunction with the vesting of options.
8. Debt
The Company’s existing senior credit facility, as amended in December 2010 consists of a revolving line of credit with a principal amount of up to $125.0 million, which includes a swingline facility with an original principal amount of up to $8.0 million. The credit facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on LIBOR plus an applicable margin, ranging from 200 to 300 basis points, based on the ratio of outstanding senior debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) adjusted for acquisitions. The credit facility expires on December 13, 2014.

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Debt — continued
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
During the second quarter of 2011, NCI had a weighted average outstanding loan balance of $80.9 million which accrued interest at a weighted average borrowing rate of 2.2%. During the second quarter of 2010, NCI had a weighted average outstanding loan balance of $28.3 million which accrued interest at a weighted average borrowing rate of 1.4%. During the first six months of 2011, NCI had a weighted average outstanding loan balance of $50.4 million which accrued interest at a weighted average borrowing rate of approximately 2.2%. During the first six months of 2010, NCI had a weighted average outstanding loan balance of $33.5 million which accrued interest at a weighted average borrowing rate of approximately 1.3%. As of June 30, 2011 and December 31, 2010, the Company was in compliance with all its loan covenants.
9. AdvanceMed Acquisition
On April 1, 2011, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) dated February 24, 2011, NCI completed its purchase of 100% of the stock of AdvanceMed Corporation (AdvanceMed) from an affiliate of Computer Sciences Corporation. AdvanceMed is a premier provider of healthcare program integrity services focused on the detection and prevention of fraud, waste, and abuse in healthcare programs, providing investigative services to the Centers for Medicare and Medicaid Services (CMS). Serving CMS since 1999, AdvanceMed has grown rapidly demonstrating the value and return on investment of the Federal Government’s integrity program activities.
Under the terms of the Purchase Agreement, NCI ultimately acquired AdvanceMed for $63.3 million in cash. See reconciliation of the purchase price below. The transaction was funded through cash on hand and borrowings of approximately $62.0 million under NCI’s existing credit facility.
The acquisition has been accounted for under the Purchase Method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill. Total acquisition-related costs through June 30, 2011 were approximately $0.9 million.
Purchase Price

(in thousands)
Base purchase price	$62,000
Working capital adjustment at closing	2,308

Cash outlay as of June 30, 2011	64,308
Final working capital adjustment	(981)

Final Purchase price	$63,327

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. AdvanceMed Acquisition — continued
NCI purchased AdvanceMed for $62.0 million plus certain adjustments related to working capital. The purchase price was established based on upon estimated working capital and estimates of capital expenditures. Adjustments were made to the purchase price based on actual working capital balances acquired and capital expenditures made as of the acquisition date. The initial working capital adjustment occurred on April 1, 2011. The final working capital adjustment was received during July 2011 and is included in Prepaid expenses and other current assets in the consolidated balance sheet as of June 30, 2011.
Preliminary Allocation of Purchase Price
Estimated fair values of purchased assets and liabilities assumed:

(in thousands)
Accounts receivable	$16,188
Property and equipment	5,642
Definite-life intangible assets	4,981
Other assets	421
Goodwill	41,352
Less liabilities assumed	(5,257)

$63,327

The fair value of the definite-lived intangible asset for customer relationships is based on existing customer contracts and anticipated follow-on contracts with existing customers and is expected to have a seven year life. Amortization of the definite-lived intangible asset for existing customer contracts and anticipated follow-on contracts with existing customers is based on an accelerated method.
Goodwill
The following table details the rollforward of our goodwill balance from December 31, 2010:

Total Goodwill
(in thousands)
Balance as of December 31, 2010	$106,580
Purchase of AdvanceMed Corporation	41,352

Balance as of June 30, 2011	$147,932

Goodwill represents the excess of purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed. As a result of the election under Section 338(h) (10) of the Internal Revenue Code, the amount allocated to intangible assets and goodwill for tax purposes is expected to be tax deductible.
The Company evaluates potential acquisitions that either strategically fit with the Company’s existing service offerings and/or expand the Company’s customer base. The Company has completed several acquisitions that have been accounted for as purchases and have resulted in the recognition of goodwill in the Company’s financial statements. This goodwill arises because the purchase prices for these businesses reflect a number of factors including the future earnings and cash flow potential of these businesses attributable to new customers; the multiple to earnings, cash flow and other factors at which similar businesses have been purchased by other acquirers; the competitive nature of the process by which the Company acquired the business; and the complementary strategic fit and resulting synergies these businesses bring to existing operations.
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the periods after closing, as the Company obtains additional information about these assets and liabilities, including finalizing asset appraisals, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only information available for estimates as of the acquisition date is considered for subsequent adjustment. The Company is in the process of finalizing valuation of acquired intangible assets in connection with the AdvanceMed acquisition. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. AdvanceMed Acquisition — continued
Unaudited Pro Forma Information
The following unaudited pro forma results of operations data are presented as if the AdvanceMed acquisition had occurred as of the beginning of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue	$161,203	$138,254	$329,364	$241,551
Operating income	6,883	9,633	16,480	18,857
The pro forma results of operations information is presented as if the AdvanceMed acquisition had occurred as of the beginning of the periods presented. The pro forma results include certain purchase accounting adjustments such as estimated changes in depreciation and amortization expenses on acquired tangible and intangible assets. However, pro forma results do not include any anticipated costs savings or other effects of the planned integration of AdvanceMed. Accordingly, the pro forma results are not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had the AdvanceMed acquisition been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.
10. Related Party Transactions
The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended June 30, 2011 and 2010, the expense incurred under this agreement was approximately $140,000 and $217,000, respectively. For the six months ended June 30, 2011 and 2010, the expense incurred under this agreement was approximately $348,000 and $528,000, respectively. As of June 30, 2011 and December 31, 2010, there were approximately $76,000 and $0 outstanding accounts payable, respectively.
The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh. Dr. Singh was a member of the NCI Board of Directors until June 9, 2010. The lease is for approximately 41,000 square feet at $15.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2015. For the three months ended June 30, 2011 and 2010, NCI paid approximately $245,000 and $240,000, respectively, for rent to Gur Parsaad Properties, Ltd. For the six months ended June 30, 2011 and 2010, NCI paid $491,000 and $479,000, respectively, for rent to Gur Parsaad Properties, Ltd. As of June 30, 2011 and December 31, 2010, there were no outstanding accounts payable.
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
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:
•	Our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for substantially all our revenue; a change in funding of our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus-fee or time-and-material type contracts to firm fixed-price type contracts
•	The overall U.S. Defense budget declined from time to time during the late 1980s and the early 1990s. While spending authorizations for Defense and Intelligence-related programs by the U.S. Federal Government have increased in recent years, future levels of expenditures and authorizations for those programs may decrease, remain constant, or shift to programs in areas where we do not currently provide services
•	Risk of contract non-performance or termination
•	Changes in U.S. Federal Government programs or requirements, including the increased use of small business providers
•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business
•	U.S. Federal Government agencies are more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures
•	Adverse results of U.S. Federal Government audits of our government contracts
•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)
•	Failure to successfully integrate AdvanceMed Corporation which was purchased April 1, 2011 or identify and successfully integrate other future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans
•	Economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, (v) competition for task orders under Government Wide Acquisition Contracts, agency-specific Indefinite Delivery/Indefinite Quantity contracts and/or schedule contracts with the General Services Administration, (vi) the U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs, and (vii) our ability to achieve the objectives of near-term or long-range business plans
•	U.S. Federal Governmental shutdowns (such as that which occurred during the U.S. Federal Government’s 1996 fiscal year) other potential delays in the U.S. Federal Government appropriations process, or failure to increase the Federal Government debt ceiling
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
We generate substantially all of our revenue from U.S. Federal Government contracts. We report operating results and financial data as one operating segment. Revenue from our contracts and task orders is generally linked to trends in U.S. Federal Government spending by defense, intelligence, and U.S. Federal civilian agencies. The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Department of Defense and intelligence agencies	84%	90%	89%	90%
U.S. Federal civilian agencies	16%	10%	11%	10%
The increase in the percentage of total revenue earned on work for Federal civilian agencies was primarily due to our acquisition of AdvanceMed Corporation (“AdvanceMed”). See AdvanceMed Acquisition below.
Contract Types
Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus-fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.
The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Time-and-materials	42%	55%	50%	53%
Cost-plus-fee	33%	15%	23%	16%
Firm fixed-price	25%	30%	27%	31%
The increase in our revenue under cost-plus-fee type contracts primarily resulted from our acquisition of AdvanceMed and the transition of our U.S. Army Program Executive Office (PEO) Soldier contract from time-and-materials type contract to cost-plus-fee type contract during the second quarter of 2011.

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, where we are paid a fixed hourly rate by labor category, to the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus-fee contracts, there is limited financial risk, because we are reimbursed all our allowable costs, and therefore, the profit margins tend to be lower on cost-plus-fee contracts. Under firm fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus-fee contracts, firm fixed-price services contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our services work under firm fixed-price service contracts is firm fixed-price level-of-effort work, which has a lower risk than firm fixed-price completion or deliverable contracts.
AdvanceMed Acquisition
On April 1, 2011, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) dated February 24, 2011, we completed our purchase of 100% of the stock of AdvanceMed from an affiliate of Computer Sciences Corporation. AdvanceMed is a premier provider of healthcare program integrity services focused on the detection and prevention of fraud, waste, and abuse in healthcare programs, providing investigative services to the Centers for Medicare and Medicaid Services (CMS). Serving CMS since 1999, AdvanceMed has grown rapidly demonstrating the value and return on investment of the Federal Government’s integrity program activities.
Under the terms of the Purchase Agreement, we acquired AdvanceMed for $63.3 million in cash. The transaction was funded through cash on hand and borrowings under our existing credit facility.
The acquisition has been accounted for under the Purchase Method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill.

Results of Operations
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(as a percentage of revenue)
Revenue	$161,203	$126,558	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	145,670	110,927	90.4	87.6
General and administrative expenses	6,085	5,369	3.8	4.2
Depreciation and amortization	1,817	1,193	1.1	1.0
Acquisition and integration related costs	748	—	0.4	—

Total operating costs and expenses	154,320	117,489	95.7	92.8

Operating income	6,883	9,069	4.3	7.2
Interest expense, net	483	149	0.3	0.1

Income before income taxes	6,400	8,920	4.0	7.1
Provision for income taxes	2,542	3,524	1.6	2.8

Net income	$3,858	$5,396	2.4%	4.3%

Revenue
For the three months ended June 30, 2011, total revenue increased by 27.4%, or $34.6 million, over the same period a year ago. This increase in revenue is primarily due to the AdvanceMed acquisition, our PEO Soldier program, and our non-core Base Realignment and Closure (BRAC) and U.S. Air Force’s Network Centric Solutions (NETCENTS) contracts which collectively accounted for $32.2 million of the $34.6 million growth in revenue year-over-year. The BRAC task orders are scheduled to end during 2011. The increase in revenue is also attributable to task orders awarded under our Government Wide Acquisition Contracts (GWAC) and Indefinite Delivery/Indefinite Quantity (ID/IQ) vehicles such as the U.S. Army Total Engineering and Integration Services (TEIS), the U.S. Army Information Technology Enterprise Solutions-2 Services (ITES 2S), and NETCENTS, and the new bridge contract on our PEO Soldier program. During the second quarter of 2011, our PEO Soldier program accounted for 13.0% of our revenue as compared with 11.5% of our revenue for the same period during 2010. The increase was due to increased tasking under the contract vehicle.
Cost of revenue
Cost of revenue increased 31.3%, or $34.7 million, for the three months ended June 30, 2011, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs and hardware and product related expenses driven by the increase in revenue. As a percentage of revenue, cost of revenue was 90.4% and 87.6% for the quarters ended June 30, 2011 and 2010, respectively. The 2.8% increase in cost of revenue as a percentage of revenue resulted from an increase in lower-margin BRAC and NETCENTS material costs as a percentage of revenue for the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010. Additionally, the transition of the PEO Soldier program from time-and-materials to lower-margin cost-plus-fee as well as losses incurred on two unrelated fixed-price contracts contributed to the decrease in gross margin in the quarter.
General and administrative expenses
General and administrative expenses increased 13.3%, or $0.7 million, for the three months ended June 30, 2011 as compared to the same period a year ago. The increase was primarily due to the acquisition of AdvanceMed. As a percentage of revenue, general and administrative expenses declined 0.4% to 3.8% from 4.2% for the quarters ended June 30, 2011 and 2010, respectively, reflecting a more efficient absorption of indirect costs on a higher revenue base.
Depreciation and amortization
Depreciation and amortization expense was approximately $1.8 and $1.2 million for the quarters ended June 30, 2011 and 2010, respectively. The increase is primarily associated with the AdvanceMed acquisition which included significant property and equipment and purchased identified intangibles.

Acquisition and integration related expenses
On April 1, 2011, we completed the acquisition of AdvanceMed. For the three months ended June 30, 2011, acquisition expenses were $0.7 million principally consisting of accounting, legal and investment banking fees. There were no acquisition related costs for the three months ended June 30, 2010.
Operating income
For the three months ended June 30, 2011, operating income was $6.9 million, or 4.3% of revenue, as compared to $9.1 million, or 7.2% of revenue, for the three months ended June 30, 2010. Operating income was lower for the three months ended June 30, 2011 due to acquisition costs, higher hardware and materials costs in the quarter, which tend to carry substantially lower margins than labor, lower labor-related profit margin on the PEO Soldier program, and losses on two unrelated fixed-price contracts.
Interest Expense, net
Net interest expense was approximately $0.5 million for the quarter ended June 30, 2011 as compared to net interest expense of $0.1 million for the corresponding quarter during 2010. During the second quarter of 2011 we had a weighted average outstanding loan balance of $80.9 million which accrued interest at a weighted average borrowing rate of approximately 2.2%. During the second quarter of 2010, we had a weighted average outstanding loan balance of $28.3 million which accrued interest at a weighted average borrowing rate of approximately 1.4%. The increases in net interest expense and loan balance are primarily associated with the acquisition of AdvanceMed offset by free cash flow generated over the previous twelve months.
Income taxes
For the three months ended June 30, 2011, the decrease in income taxes of $1.0 million was the result of the decrease in pretax income and a slightly higher effective income tax rate. The effective income tax rate was approximately 39.7% and 39.5% for the quarters ended June 30, 2011 and 2010, respectively.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(as a percentage of revenue)
Revenue	$311,428	$241,550	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	278,926	210,318	89.6	87.1
General and administrative expenses	11,844	10,985	3.8	4.5
Depreciation and amortization	3,125	2,366	1.0	1.0
Acquisition and integration related costs	949	—	0.3	—

Total operating costs and expenses	294,844	223,669	94.7	92.6

Operating income	16,584	17,881	5.3	7.4
Interest expense, net	680	292	0.2	0.1

Income before income taxes	15,904	17,589	5.1	7.3
Provision for income taxes	6,353	6,727	2.0	2.8

Net income	$9,551	$10,862	3.1%	4.5%

Revenue
For the six months ended June 30, 2011, total revenue increased 28.9%, or $69.9 million, over the same period a year ago. This increase in revenue is primarily due to the AdvanceMed acquisition, our PEO Soldier program, and our non-core BRAC and NETCENTS contracts which collectively accounted for $64.3 million of the $69.9 million growth in revenue year-over-year. The BRAC task orders are scheduled to end during 2011. The increase in revenue is also attributable to task orders awarded under our GWAC and ID/IQ vehicles such as TEIS, ITES 2S, and NETCENTS, and the new bridge contract on our PEO Soldier program. This growth was partially offset by revenue reductions from programs that have ended. During the first six months of 2011, our PEO Soldier program accounted for 15.5% of our revenue as compared with 11.6% of our revenue for the same period during 2010. The increase was primarily due to increased tasking under the program.
Cost of revenue
Cost of revenue increased 32.6%, or $68.6 million, for the six months ended June 30, 2011, as compared to the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs, subcontractor labor costs, and an increase in hardware and product related costs due to the increase in revenue. As a percentage of revenue, cost of revenue was 89.6% and 87.1% for the six months ended June 30, 2011 and 2010, respectively. The 2.5% increase in cost of revenue as a percentage of revenue is due to increases in lower-margin BRAC and NETCENTS material costs and subcontractor labor costs. Additionally, the transition of the PEO Soldier program from time-and-materials to lower margin cost-plus-fee contract as well as losses incurred on two unrelated fixed-price contracts contributed to the decrease in gross margin for the six month period.
General and administrative expenses
General and administrative expenses increased 7.8%, or $0.9 million, for the six months ended June 30, 2011, as compared to the same period a year ago. The increase was primarily due to the acquisition of AdvanceMed and higher bid and proposal costs incurred during the first six months of 2011 compared to the same period of 2010. As a percentage of revenue, general and administrative expenses decreased to 3.8% for the six months ended June 30, 2011 as compared to 4.5% for the six months ended June 30, 2010, reflecting a more efficient absorption of indirect costs on a higher revenue base.
Depreciation and amortization
Depreciation and amortization expense was approximately $3.1 and $2.4 million for the six months ended June 30, 2011 and 2010, respectively. The increase is primarily associated with the AdvanceMed acquisition which included significant property and equipment and purchased intangible assets.

Acquisition and integration related costs
On April 1, 2011, we completed the acquisition of AdvanceMed. For the six months ended June 30, 2011, acquisition expenses were $0.9 million, principally consisting of accounting, legal and investment banking fees. There were no acquisition-related costs for the six months ended June 30, 2010.
Operating income
For the six months ended June 30, 2011, operating income was $16.6 million, or 5.3% of revenue, as compared to $17.9 million, or 7.4% of revenue, for the six months ended June 30, 2010. Operating income was lower in absolute dollars and as a percentage of revenue for the six months ended June 30, 2011 due to acquisition costs, an increase in hardware and product-related costs, lower labor-related profit margin on the PEO Soldier program, and losses on two unrelated fixed-price contracts. Hardware and material costs tend to carry substantially lower margins than labor.
Interest expense, net
Net interest expense was approximately $0.7 million for the six months ended June 30, 2011 and approximately $0.3 million for the six months ended June 30, 2010. During the first six months of 2011, we had a weighted average outstanding loan balance of $50.4 million which accrued interest at a weighted average rate of approximately 2.2%. During the first six months of 2010, we had a weighted average outstanding loan balance of $33.5 million which accrued interest at a weighted average rate of approximately 1.3%. The increases in net interest expense and loan balance are primarily associated with the acquisition of AdvanceMed.
Income taxes
For the six months ended June 30, 2011, income taxes decreased to $6.4 million from $6.7 on a lower pretax income and a higher effective tax rate. The effective income tax rate for the six months ended June 30, 2011 was approximately 39.9% as compared to an effective income tax rate of 38.2% for the six months ended June 30, 2010. The lower effective income tax rate for the six months ended June 30, 2010 was the result of a 1.7% rate decrease due to the elimination of one of our subsidiaries.
Contract Backlog
At June 30, 2011 and December 31, 2010, our estimated backlog was $1.3 billion and $1.3 billion, respectively, of which $254 million and $302 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple-award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC.
Liquidity and Capital Resources
Our primary liquidity needs are for financing working capital, capital expenditures, and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. As part of our growth strategy, we may pursue acquisitions that could require us to incur additional debt or issue new equity. We expect the combination of our current cash, cash flow from operations, and the available borrowing capacity under our credit facility to continue to meet our normal working capital and capital expenditure requirements.

During the second quarter, NCI ultimately acquired AdvanceMed for $63.3 million in cash. The transaction was funded through cash on hand and borrowings of approximately $62.0 million under NCI’s existing credit facility. During the first six months of 2011, we have reduced our debt by $12.0 million, excluding the borrowings for AdvanceMed. During the first six months of 2011, the balance of accounts receivable decreased by $3.2 million to $129.5 million. Days sales outstanding of accounts receivable (DSO) stood at 73 days as of June 30, 2011. This compares to a DSO of 71 days as of December 31, 2010. The increase in DSO is associated with normal operating fluctuations.
Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, an increase in the Company’s cash needs, a decrease in the Company’s available cash, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position. We may suspend or discontinue repurchases at any time. We have not repurchased any shares in accordance with this authorization.
Credit Facility: Our senior credit facility consists of a revolving line of credit with a principal amount of up to $125.0 million. The credit facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to $175.0 million, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin (spread), ranging from 200 to 300 basis points, based on the amount of our outstanding senior debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) adjusted for acquisitions. The accrued interest is due and payable monthly. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The credit facility expires on December 13, 2014. We do not currently hedge our interest rate risk. The credit facility allows us to use borrowings there under of up to $25 million to repurchase shares of our common stock.
Funds borrowed under the credit facility will be used to finance possible future acquisitions, working capital requirements, for stock repurchases, and for general corporate uses. As of June 30, 2011, there was approximately $70.0 million due under the credit facility, which reflects borrowings for the AdvanceMed acquisition, net of approximately $12.0 million of net repayments during 2011.
The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount (spread). As discussed above, one of the primary factors determining the spread is the ratio of our outstanding senior debt to EBITDA adjusted for acquisitions. The lower our ratio, the lower our spread above LIBOR will be. Our spread above LIBOR is based on the following loan covenant:

Senior Debt to EBITDA
Ratio	Spread
Below 1.0 to 1	200 basis points
Between 2.0 and 1.0 to 1	225 basis points
Between 2.0 and 2.5 to 1	250 basis points
Between 2.5 and 3.0 to 1	275 basis points
Greater than 3.0 to 1	300 basis points
As of June 30, 2011, the spread above LIBOR was 200 basis points and thus, the loan accrued interest at 2.2%. The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds.
As of June 30, 2011, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements
We do not have any off—balance sheet arrangements.
Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies during the first six months of 2011. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. A 1% change in interest rates would have changed our interest expense and cash flow by approximately $0.2 million for the three months ended June 30, 2011, and approximately $0.3 million for the six months ended June 30, 2011.
Additionally, we are subject to credit risks associated with our cash, cash equivalents, and accounts receivable. We believe that the concentration of credit risks with respect to cash equivalents and investments are limited due to the high credit quality of these investments. Our investment policy requires that we invest excess cash in high-quality investments which preserve principal, provide liquidity, and minimize investment risk. We believe that our credit risk associated with accounts receivable is limited as they are primarily with the U.S. Federal Government or prime contractors working for the U.S. Federal Government.
Item 4. Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
Management carried out an evaluation, as of June 30, 2011, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
The Company made no changes in its internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or cash flows.

Item 1A.	Risk Factors
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved]
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description
2.1
Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, and stockholders of AdvanceMed Corporation dated as of February 24, 2011 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2011)

3.1
Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

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

4.2*
NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*
Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

4.4*
NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*
Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

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

10.2*
Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Terry W. Glasgow (incorporated herein by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010).

10.3*
Executive Change in Control and Severance Agreement, dated March 16, 2010, by and among, NCI, Inc., and Michele R. Cappello (incorporated herein by reference from Exhibit 10.3 to registrant’s Current Report on Form 8-K (File No. 000-51579), as filed with the Commission March 18, 2010).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.DEF	XBRL Extension Definition Linkbase
101.LAB	XBRL Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.

Registrant

Date: August 3, 2011	By:	/s/ BRIAN J. CLARK Brian J. Clark
Executive Vice President, Chief Financial Officer
and Treasurer