Form 10-Q
period 2011-09-30
NCI, Inc.
filed 2011-11-02
CIK 1334478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 27, 2011, there were 8,672,330 shares outstanding of the registrant’s Class A common stock. In addition, there are 5,200,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PAGE

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Removed and Reserved	21

Item 5. Other Information	21

Item 6. Exhibits	21

Signatures	23

EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements
NCI, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenue	$132,004	$168,769	$443,432	$410,319

Operating costs and expenses:
Cost of revenue	116,855	151,138	395,781	361,456
General and administrative expense	6,768	6,194	18,612	17,179
Depreciation and amortization	1,870	1,359	4,995	3,725
Acquisition and integration related expenses	54	—	1,003	—

Total operating costs and expenses	125,547	158,691	420,391	382,360

Operating income	6,457	10,078	23,041	27,959
Interest expense, net	503	133	1,183	426

Income before income taxes	5,954	9,945	21,858	27,533
Provision for income taxes	2,472	3,841	8,825	10,567

Net income	$3,482	$6,104	$13,033	$16,966

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,588	13,639	13,646	13,612

Net income per share	$0.26	$0.45	$0.96	$1.25

Diluted:

Weighted average shares outstanding	13,791	13,873	13,875	13,879

Net income per share	$0.25	$0.44	$0.94	$1.22

The accompanying notes are an integral part of these consolidated financial statements

NCI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	As of	As of
	September 30,	December 31,
	2011	2010
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,174	$2,791
Accounts receivable, net	100,411	132,693
Deferred tax assets, net	4,522	4,547
Prepaid expenses and other current assets	5,093	3,347

Total current assets	111,200	143,378

Property and equipment, net	16,382	11,751
Other assets	1,507	1,590
Intangible assets, net	9,230	6,179
Goodwill	151,024	106,580

Total assets	$289,343	$269,478

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$29,766	$61,046
Accrued salaries and benefits	19,685	20,229
Deferred revenue	1,267	2,951
Other accrued expenses	5,104	3,468

Total current liabilities	55,822	87,694

Long-term debt	61,700	20,000
Deferred tax liabilities, net	7,814	7,450
Deferred rent and other long-term liabilities	836	1,287

Total liabilities	126,172	116,431

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 8,672 shares issued and 8,384 outstanding as of September 30, 2011, and 8,469 shares issued and outstanding as of December 31, 2010	164	161
Class B common stock, $0.019 par value—12,500 shares authorized; 5,200 shares issued and outstanding as of September 30, 2011 and December 31, 2010	99	99
Additional paid-in capital	69,432	67,889
Treasury stock—288 shares of Class A common stock at cost as of September 30, 2011 and 0 shares of Class A common stock as of December 31, 2010	(4,455)	—
Retained earnings	97,931	84,898

Total stockholders’ equity	163,171	153,047

Total liabilities and stockholders’ equity	$289,343	$269,478

The accompanying notes are an integral part of these consolidated financial statements

NCI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$13,033	$16,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,995	3,725
Stock compensation expense	1,273	1,288
Deferred income taxes	388	2,346
Changes in operating assets and liabilities:
Accounts receivable, net	45,381	(17,713)
Prepaid expenses and other assets	(1,244)	(2,838)
Accounts payable	(32,566)	14,749
Accrued expenses	(4,588)	(1,377)
Deferred rent	(404)	(411)

Net cash provided by operating activities	26,268	16,735

Cash flows from investing activities:
Purchase of property and equipment	(2,080)	(5,206)
Proceeds from sale of property and equipment	26	56
Cash paid for acquisitions, net of cash received	(63,327)	—

Net cash used in investing activities	(65,381)	(5,150)

Cash flows from financing activities:
Borrowings under credit facility	165,966	82,359
Repayments on credit facility	(124,266)	(95,859)
Principal payments under capital lease obligations	(23)	(53)
Proceeds from exercise of stock options	252	2,441
Excess tax deductions from stock options	22	258
Purchases of Class A common stock	(4,455)	—

Net cash provided by (used in) financing activities	37,496	(10,854)

Net change in cash and cash equivalents	(1,617)	731
Cash and cash equivalents, beginning of period	2,791	1,193

Cash and cash equivalents, end of period	$1,174	$1,924

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,273	$466

Income taxes	$9,927	$11,476

The accompanying notes are an integral part of these consolidated financial statements

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to fairly present the Company’s financial position as of September 30, 2011 and its results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.
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
3. Earnings Per Share
Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. For the three months ended September 30, 2011 and 2010, approximately 250,000 and 167,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the nine months ended September 30, 2011 and 2010, approximately 156,000 and 119,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)

Net Income	$3,482	$6,104	$13,033	$16,966

Weighted average number of basic shares outstanding during the period	13,588	13,639	13,646	13,612
Dilutive effect of stock options after application of treasury stock method	203	234	229	267

Weighted average number of diluted shares outstanding during the period	13,791	13,873	13,875	13,879

Basic earnings per share	$0.26	$0.45	$0.96	$1.25

Diluted earnings per share	$0.25	$0.44	$0.94	$1.22

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Accounts Receivable (in thousands)
Accounts receivable consist of billed and unbilled amounts at September 30, 2011 and December 31, 2010, as follows:

	As of:
	September 30,	December 31,
	2011	2010
Billed receivables	$42,553	$51,611
Unbilled receivables:
Amounts billable at end of period	39,846	61,500
Other	18,602	20,280

Total unbilled receivables	58,448	81,780

Total accounts receivable	101,001	133,391
Less: allowance for doubtful accounts	590	698

Total accounts receivable, net	$100,411	$132,693

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all unbilled receivables are expected to be billed and collected within the next one year.
5. Property and Equipment (in thousands)
The following table details property and equipment at the end of each period:

	As of:
	September 30,	December 31,
	2011	2010
Property and equipment
Furniture and equipment	$22,673	$17,855
Leasehold improvements	6,958	5,287
Real property	549	549

	30,180	23,691
Less: Accumulated depreciation and amortization	13,798	11,940

Property and equipment, net	$16,382	$11,751

Depreciation expense for the three months ended September 30, 2011 and 2010 was $1.1 million and $0.7 million, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $2.9 million and $2.0 million, respectively.
6. Intangible Assets (in thousands)
The following table details intangible assets at the end of each period:

	As of
	September 30,	December 31,
	2011	2010
Contract and customer relationships	$19,923	$14,942
Less: Accumulated amortization	10,822	8,994

	9,101	5,948

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	1,909	1,807

	129	231

Intangible assets, net	$9,230	$6,179

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Intangible Assets (in thousands) — continued
Amortization expense for the three months ended September 30, 2011 and 2010 was $0.8 million and $0.7 million, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was $2.1 million and $1.8 million, respectively.
7. Stock Compensation
During the three months ended September 30, 2011, the Company granted 160,000 stock options and had exercises of 10,000 options. During the nine months ended September 30, 2011, the Company granted 373,000 stock options and had exercises of approximately 28,000 options. As of September 30, 2011, there were approximately 1.4 million options outstanding.
During the three months ended September 30, 2011, the Company granted 95,000 shares of restricted stock and none of those shares have vested. During the nine months ended September 30, 2011, the Company granted 175,000 shares of restricted stock and none of those shares have vested. As of September 30, 2011, there were 175,000 shares of restricted stock outstanding.
The following table summarizes stock compensation for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Cost of revenue	$234	$(55)	$460	$365
General and administrative	420	424	812	923

	$654	$369	$1,272	$1,288

As of September 30, 2011, there was approximately $6.8 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with approximately $0.6 million, $2.3 million, $2.0 million, $1.4 million, and $0.5 million amortized during the remainder of 2011, 2012, 2013, 2014, and 2015, respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income before, or in conjunction with, the vesting of options.
8. Debt
The Company’s senior credit facility, as amended in December 2010, consists of a revolving line of credit with a borrowing capacity of up to $125.0 million principal amount. The credit facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to $175.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on LIBOR plus an applicable margin, ranging from 200 to 300 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA), adjusted for acquisitions. The credit facility expires on December 13, 2014.
The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. The credit facility allows us to use borrowings thereunder of up to $25 million to repurchase shares of our common stock. See Note 10. Stock Repurchase.

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The previous credit facility (the “2006 Credit Facility”) provided for a revolving line of credit with a borrowing capacity of up to $90.0 million principal amount. The 2006 Credit Facility contained similar restrictive covenants and the outstanding borrowings were collateralized by a security interest in substantially all the Company’s assets. The outstanding balance of the facility accrued interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of our outstanding senior funded debt to EBITDA, adjusted for acquisitions.
During the third quarter of 2011, NCI had a weighted average outstanding loan balance of $83.6 million which accrued interest at a weighted average borrowing rate of 2.3%. During the third quarter of 2010, NCI had a weighted average outstanding loan balance of $31.3 million which accrued interest at a weighted average borrowing rate of 1.3%. During the first nine months of 2011, NCI had a weighted average outstanding loan balance of $61.5 million which accrued interest at a weighted average borrowing rate of approximately 2.2%. During the first nine months of 2010, NCI had a weighted average outstanding loan balance of $32.4 million which accrued interest at a weighted average borrowing rate of approximately 1.3%.
As of September 30, 2011, the outstanding balance under the credit facility was $61.7 million with an incremental borrowing rate of LIBOR plus 200 basis points, or 2.3%. As of December 31, 2010, the outstanding balance under the credit facility was $20.0 million and interest accrued at a rate of LIBOR plus 200 basis points, or 2.3%. As of September 30, 2011 and December 31, 2010, the Company was in compliance with all of its loan covenants.
9. AdvanceMed Acquisition
On April 1, 2011, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) dated February 24, 2011, NCI completed its purchase of 100% of the stock of AdvanceMed Corporation (AdvanceMed) from an affiliate of Computer Sciences Corporation. NCI acquired AdvanceMed to enhance the scope of our information technology and professional services, as well as to develop the Company’s data analytics and informatics practice.
Under the terms of the Purchase Agreement, NCI acquired AdvanceMed for $63.3 million in cash. The transaction was funded through cash on hand and borrowings of approximately $62.0 million under NCI’s senior credit facility.
The acquisition has been accounted for under the purchase method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed is recognized as goodwill. Total acquisition and integration related costs through September 30, 2011 were approximately $1.0 million.
Purchase Price (in thousands)

Base purchase price	$62,000
Working capital adjustment at closing	1,327

Final Purchase price	$63,327

The Company’s purchase of AdvanceMed included certain post-closing adjustments to working capital. The purchase price was established based on estimated working capital and estimates of capital expenditures. Adjustments were made to the purchase price based on actual working capital balances acquired and capital expenditures made as of the acquisition date.

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. AdvanceMed Acquisition — continued
Preliminary Allocation of Purchase Price (in thousands)
Estimated fair values of purchased assets and liabilities assumed:

Accounts receivable	$13,064
Property and equipment	5,509
Definite-lived intangible assets	4,981
Other assets	242
Goodwill	44,444
Less liabilities assumed	(4,913)

$63,327

The fair value of the definite-lived intangible asset for customer relationships is based on existing customer contracts and anticipated follow-on contracts with existing customers and is expected to have an 11-year life. Amortization of the definite-lived intangible asset for existing customer contracts and anticipated follow-on contracts with existing customers is based on an accelerated method.
Goodwill (in thousands)
The following table details the rollforward of our goodwill balance from December 31, 2010:

Balance as of December 31, 2010	$106,580
Purchase of AdvanceMed Corporation	44,444

Balance as of September 30, 2011	$151,024

Goodwill represents the excess of purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed. As a result of the election under Section 338(h) (10) of the Internal Revenue Code, the total amount allocated to intangible assets and goodwill for tax purposes is expected to be tax deductible.
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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the periods after closing, as the Company obtains additional information about these assets and liabilities, including finalizing asset appraisals, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only information available for estimates as of the acquisition date is considered for subsequent adjustment. The Company is in the process of finalizing valuations of acquired intangible assets in connection with the AdvanceMed acquisition. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.
Unaudited Pro Forma Information (in thousands)
Except as otherwise specified, the following unaudited pro forma results of operations data are presented as if the AdvanceMed acquisition had occurred as of the beginning of the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$132,004	$181,038	$461,368	$445,376
Operating income	6,458	10,636	22,938	29,493

NCI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. AdvanceMed Acquisition — (continued)
The pro forma results of operations information is presented as if the AdvanceMed acquisition had occurred as of the beginning of the periods presented. The pro forma results include certain purchase accounting adjustments such as estimated changes in depreciation and amortization expenses on acquired tangible and intangible assets. However, pro forma results do not include any anticipated cost savings or other effects of the planned integration of AdvanceMed. Accordingly, the pro forma results are not intended to represent or be indicative of the consolidated results of operations that the Company would have reported had the AdvanceMed acquisition been completed as of the dates and for the periods presented, nor are they necessarily indicative of future results.
10. Stock Repurchase
NCI’s Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. Shares may be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. NCI has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, the Company’s cash needs, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position. NCI may suspend or discontinue repurchases at any time.
During the third quarter of 2011, NCI purchased 288,000 shares at an average price of $15.45 per share for a total purchase price of $4.5 million. The Company has $20.5 million authorized for additional share repurchases.
11. Related Party Transactions
The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended September 30, 2011 and 2010, the expense incurred under this agreement was approximately $271,000 and $189,000, respectively. For the nine months ended September 30, 2011 and 2010, the expense incurred under this agreement was approximately $619,000 and $717,000, respectively. As of September 30, 2011 and December 31, 2010, there were outstanding amounts due to Net Commerce Corporation of approximately $29,000 and $0, respectively.
The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh. Dr. Singh was a member of NCI’s Board of Directors until June 9, 2010. The lease is for approximately 41,000 square feet at $15.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2015. For the three months ended September 30, 2011 and 2010, NCI paid $214,000 and $246,000, respectively, for rent to Gur Parsaad Properties, Ltd. For the nine months ended September 30, 2011 and 2010, NCI paid $705,000 and $725,000, respectively, for rent to Gur Parsaad Properties, Ltd. As of September 30, 2011 and December 31, 2010, there were no outstanding amounts due to Gur Parsaad Properties, Ltd.
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
This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:
•	Our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority our revenue; a change in funding of our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts
•	A reduction in the overall U.S. Defense budget, volatility in spending authorizations for Defense and Intelligence-related programs by the U.S. Federal Government or a shift in spending to programs in areas where we do not currently provide services
•	Risk of contract non-performance or termination
•	Changes in U.S. Federal Government programs or requirements, including the increased use of small business providers
•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business
•	U.S. Federal Government agencies awarding more contracts on a technically acceptable/lowest cost basis in order to reduce expenditures
•	Adverse results of U.S. Federal Government audits of our government contracts
•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)
•	Failure to identify and successfully integrate other future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans
•	Economic conditions in the United States, including conditions that result from terrorist activities or war; material changes in laws or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, (v) competition for task orders under Government Wide Acquisition Contracts, agency-specific Indefinite Delivery/Indefinite Quantity contracts and/or schedule contracts with the General Services Administration, (vi) the U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs, and (vii) our ability to achieve the objectives of near-term or long-range business plans
•	U.S. Federal Governmental shutdowns (such as the shutdown that occurred during the U.S. Federal Government’s 1996 fiscal year) and other potential delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011)
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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Department of Defense and intelligence agencies	82%	94%	87%	91%
U.S. Federal civilian agencies	18%	6%	13%	9%
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
The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Time-and-materials	30%	65%	44%	58%
Cost-plus fee	43%	11%	29%	14%
Firm fixed-price	27%	24%	27%	28%
The increase in our revenue under cost-plus fee type contracts primarily resulted from our acquisition of AdvanceMed and the transition of our U.S. Army Program Executive Office (PEO) Soldier program from time-and-materials type contract to cost-plus fee type contract during the second quarter of 2011.
The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, where we are paid a fixed hourly rate by labor category, to the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus fee contracts, there is limited financial risk, because we are reimbursed all our allowable costs, and therefore, the profit margins tend to be lower on cost-plus fee contracts. Under firm fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus fee contracts, firm fixed-price service contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our services work under firm fixed-price service contracts is firm fixed-price level-of-effort work, which has a lower risk than firm fixed-price completion or deliverable contracts.

AdvanceMed Acquisition
On April 1, 2011, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) dated February 24, 2011, we completed our purchase of 100% of the stock of AdvanceMed from an affiliate of Computer Sciences Corporation. NCI acquired AdvanceMed to enhance the scope of our information technology and professional services in general and to develop our data analytics and informatics practice.
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

Results of Operations
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(as a percentage of revenue)
Revenue	$132,004	$168,769	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	116,855	151,138	88.5	89.6
General and administrative expenses	6,768	6,194	5.2	3.7
Depreciation and amortization	1,870	1,359	1.4	0.7
Acquisition and integration related costs	54	—	—	—

Total operating costs and expenses	125,547	158,691	95.1	94.0

Operating income	6,457	10,078	4.9	6.0
Interest expense, net	503	133	0.4	0.1

Income before income taxes	5,954	9,945	4.5	5.9
Provision for income taxes	2,472	3,841	1.9	2.3

Net income	$3,482	$6,104	2.6%	3.6%

Revenue
For the three months ended September 30, 2011, total revenue decreased by 21.8%, or $36.8 million, from the same period a year ago. This decrease in revenue is due to our non-core Base Realignment and Closure (BRAC)  programs and U.S. Air Force’s Network Centric Solutions (NETCENTS) materials contract, which collectively accounted for a decrease of $42.2 million due to the winding down of the BRAC-related programs; our PEO Soldier program, which accounted for a decrease of $4.6 million; and decreases in revenue attributable to completion of task orders awarded under our Government Wide Acquisition Contracts (GWAC) and Indefinite Delivery/Indefinite Quantity (ID/IQ) vehicles, such as the U.S. Army Information Technology Enterprise Solutions-2 Services (ITES-2S), by $6.3 million year-over-year. The decrease in revenue was partially offset by increases in revenue attributable to programs added through our acquisition of AdvanceMed. For the third quarter of 2011, our DISA BRAC programs accounted for 4.7%, or $6.2 million, and our PEO Soldier program accounted for 14.5%, or $19.1 million, of total revenue. For the third quarter of 2010, our DISA BRAC programs accounted for 22.3%, or $37.6 million, and our PEO Soldier program accounted for 14.1%, or $23.7 million, of total revenue.
Cost of revenue
Cost of revenue decreased 22.7%, or $34.3 million, for the three months ended September 30, 2011 compared with the same period a year ago. The decrease in cost of revenue was attributable to a reduction in revenue, primarily due to the BRAC-related programs’ winding down, partially offset by an increase in our direct labor, which includes the AdvanceMed programs. As a percentage of revenue, cost of revenue was 88.5% and 89.6% for the quarters ended September 30, 2011 and 2010, respectively. The decrease of cost of revenue as a percentage of revenue was due to the lower level of materials sales from the BRAC-related programs in the third quarter 2011, which carry a lower margin than labor-related revenue.
General and administrative expenses
General and administrative expense increased 9.0%, or $0.6 million, for the three months ended September 30, 2011 compared with the same period a year ago. The increase was due to higher indirect support expenses. This increase was partially offset by a decrease in bid and proposal costs. As a percentage of revenue, general and administrative expenses were 5.2% and 3.7% for the quarters ended September 30, 2011 and 2010, respectively. General and administrative expenses for the quarter ended September 30, 2010 were significantly lower than normal due to the high volume of material sales associated with BRAC and NETCENTS included in revenue, which did not require significant general and administrative support.
Depreciation and amortization
Depreciation and amortization expense was $1.9 million and $1.4 million for the quarters ended September 30, 2011 and 2010, respectively. The year-over-year increase was due primarily to the added depreciation expense associated with the assets acquired through the AdvanceMed acquisition, as well as amortization of purchased intangibles arising from the AdvanceMed acquisition.

Operating income
For the three months ended September 30, 2011, operating income was $6.5 million, or 4.9% of revenue, compared with $10.1 million, or 6.0% of revenue, for the three months ended September 30, 2010. Operating income was lower for the three months ended September 30, 2011 due to lower revenue volume compared with the same period in the prior year, higher indirect support expenses, and higher depreciation and amortization and acquisition costs from the AdvanceMed acquisition. Operating margin was lower for the three months ended September 30, 2011 primarily due to the PEO Soldier bridge contract’s changing from a time-and-material type contract to a cost-plus fee type contract, as well as the addition of AdvanceMed’s primarily cost-plus-fee contract base. Under cost-plus fee contracts, there is limited financial risk, because we are reimbursed all our allowable costs, and therefore, the profit margins tend to be lower. In addition, the current highly competitive contract bidding environment has caused our operating margins to decrease compared with historical operating margins including, the current quarter year-over-year.
Interest expense, net
Net interest expense was approximately $0.5 and $0.1 million for the quarters ended September 30, 2011 and 2010, respectively. Net interest expense increased as a result of higher borrowings on our senior credit facility to fund the purchase of AdvanceMed, as well as a higher weighted average borrowing rate during the period. During the third quarter of 2011, we had a weighted average outstanding loan balance of $83.6 million, which accrued interest at a weighted average borrowing rate of approximately 2.3%. During the third quarter of 2010, we had a weighted average outstanding loan balance of $31.3 million which accrued interest at a weighted average borrowing rate of approximately 1.3%.
Income taxes
For the three months ended September 30, 2011, the decrease in income taxes of $1.4 million was the result of the decrease in pretax income offset by a non-deductible expense recorded during the third quarter of 2011. The effective income tax rate for the quarter ended September 30, 2011 was approximately 41.5% compared with an effective income tax rate of 38.6% for the quarter ended September 30, 2010. The aforementioned non-deductible expense was the primary driver of the 2.9% rate increase during third quarter 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)		(as a percentage of revenue)
Revenue	$443,432	$410,319	100.0%	100.0%

Operating costs and expenses:
Cost of revenue	395,781	361,456	89.3	88.1
General and administrative expenses	18,612	17,179	4.2	4.2
Depreciation and amortization	4,995	3,725	1.1	0.9
Acquisition and integration related costs	1,003	—	0.2	—

Total operating costs and expenses	420,391	382,360	94.8	93.2

Operating income	23,041	27,959	5.2	6.8
Interest expense, net	1,183	426	0.3	0.1

Income before income taxes	21,858	27,533	4.9	6.7
Provision for income taxes	8,825	10,567	2.0	2.6

Net income	$13,033	$16,966	2.9%	4.1%

Revenue
For the nine months ended September 30, 2011, total revenue increased 8.1%, or $33.1 million, over the same period a year ago. This increase in revenue is primarily due to our PEO Soldier program, where we added a large amount of direct labor early in 2011. The increase in revenue is also attributable to programs added through our acquisition of AdvanceMed, and other task orders under our GWAC and ID/IQ vehicles, such as ITES-2S. The increase in revenue was partially offset by the decrease in our non-core BRAC programs and NETCENTS materials contracts, which collectively accounted for a $14.1 million decrease in revenue year-over-year for the nine-month period. During the first nine months of 2011, our DISA BRAC programs accounted for 7.6%, or $33.6 million, and our PEO Soldier program accounted for 15.2%, or $67.4 million, of total revenue. During the first nine months of 2010, the DISA BRAC programs accounted for 9.5%, or $39.2 million and the PEO Soldier program accounted for 12.6%, or $51.9 million, of total revenue.
Cost of revenue
Cost of revenue increased 9.5%, or $34.3 million, for the nine months ended September 30, 2011 compared with the same period a year ago. The increase was attributable to an increase in direct labor and associated indirect costs from the PEO Soldier and the AdvanceMed programs, as well as higher overall subcontractor costs, hardware and product-related expenses, and other direct costs associated with the increased revenue. As a percentage of revenue, cost of revenue was 89.3% and 88.1% for the nine months ended September 30, 2011 and 2010, respectively. The 1.2 percentage point increase in cost of revenue as a percentage of revenue for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due to a higher level of hardware and product-related revenue, which typically carries lower margins than labor-related revenue.
General and administrative expenses
General and administrative expenses increased 8.3%, or $1.4 million, for the nine months ended September 30, 2011 compared with the same period a year ago. The increase was due to higher indirect support expenses. This increase was offset by a decrease in bid and proposal costs. As a percentage of revenue, general and administrative expenses were 4.2% for the nine months ended September 30, 2011 and 2010.
Depreciation and amortization
Depreciation and amortization expense was approximately $5.0 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively. The increase was due primarily to the higher depreciation expense associated with the assets acquired during the AdvanceMed acquisition, as well as amortization of purchased intangibles arising from the AdvanceMed acquisition.
Acquisition and integration related expenses
On April 1, 2011, we completed the acquisition of AdvanceMed. For the nine months ended September 30, 2011, acquisition expenses were $1.0 million. There were no acquisition-related costs for the nine months ended September 30, 2010.

Operating income
For the nine months ended September 30, 2011, operating income was $23.0 million, or 5.2% of revenue, compared with $28.0 million, or 6.8% of revenue, for the nine months ended September 30, 2010. Operating income was lower for the nine months ended September 30, 2011 due to higher hardware and product-related sales, which typically carry a lower margin, higher indirect support expenses, and higher depreciation and amortization and acquisition costs from the AdvanceMed acquisition. Operating margin was lower for the nine months ended September 30, 2011 primarily due to the PEO Soldier bridge contract’s changing from a time-and-material type contract to a cost-plus fee type contract, as well the addition of most of the AdvanceMed’s primarily cost-plus-fee contract base. Under cost-plus fee contracts, there is limited financial risk, because we are reimbursed all our allowable costs, and therefore, the profit margins tend to be lower. In addition, the current highly competitive contract bidding environment has caused our operating margins to decrease compared with historical operating margins, including the current nine-month period year-over-year.
Interest expense, net
Net interest expense was approximately $1.1 million for the nine months ended September 30, 2011 compared with $0.4 million for the same period in the prior year. Net interest expense increased as a result of higher borrowings on our senior credit facility to fund the purchase of AdvanceMed, as well as a higher weighted average borrowing rate during the period. During the first nine months of 2011, we had a weighted average outstanding loan balance of $61.5 million, which accrued interest at a weighted average borrowing rate of approximately 2.2%. During the first nine months of 2010, we had a weighted average outstanding loan balance of $32.4 million, which accrued interest at a weighted average borrowing rate of approximately 1.3%.
Income taxes
For the nine months ended September 30, 2011, the decrease in income taxes of approximately $1.7 million was the result of the decrease in pretax income offset by a non-deductible expense recorded during the third quarter of 2011. The effective income tax rate for the nine months ended September 30, 2011 was approximately 40.4% compared with an effective income tax rate of 38.4% for the nine months ended September 30, 2010. The 2.0% increase in the effective income tax rate was due to (1) the 2011 effective tax rate increasing primarily due to the aforementioned non-deductible expense recorded during the third quarter of 2011; and (2) the 2010 effective tax rate decreasing due to a change in state income apportionment from the elimination of one of our subsidiaries.
Contract Backlog
At September 30, 2011 and December 31, 2010, our backlog was $1.3 billion and $1.3 billion, respectively, of which $268 million and $302 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple-award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.
Liquidity and Capital Resources
Our primary liquidity needs are for financing working capital, capital expenditures, stock repurchases, and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. As part of our growth strategy, we may pursue acquisitions that could require us to incur additional debt or issue new equity. We expect the combination of our current cash, cash flow from operations, and the available borrowing capacity under our credit facility to continue to meet our normal working capital and capital expenditure requirements.
During the second quarter of 2011, we acquired AdvanceMed for $63.3 million in cash. During 2011, the balance of accounts receivable decreased by $32.3 million to $100.4 million at the end of the third quarter. Days sales outstanding of accounts receivable (DSO) decreased to 70 days as of September 30, 2011. This compares to a DSO of 71 days as of December 31, 2010. We are focused on keeping DSO’s in the range of the high 60’s to mid 70’s. Historically, we see an increase in DSO’s at calendar year-end due to the start of the new government fiscal year, and so we expect that DSO’s will increase in the near-term. An increase in our DSO’s will impact our cash flow and working capital requirements.

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. Shares may be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, the Company’s cash needs, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position. We may suspend or discontinue repurchases at any time. During the third quarter of 2011, we purchased 288,000 shares at an average price of $15.45 per share for a total purchase price of $4.5 million. We have $20.5 million authorized for additional shares repurchases.
Credit Facility: Our senior credit facility consists of a revolving line of credit with a borrowing capacity of up to $125.0 million principal amount. The credit facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to $175.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin (spread), ranging from 200 to 300 basis points, based on the ratio of the amount of our outstanding senior debt ratio to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA), adjusted for acquisitions. The accrued interest is due and payable monthly. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The credit facility expires on December 13, 2014. We do not currently hedge our interest rate risk. The credit facility allows us to use borrowings thereunder of up to $25 million to repurchase shares of our common stock.
Funds borrowed under the credit facility will be used to finance possible future acquisitions, for working capital requirements, for stock repurchases, and for general corporate uses. As of September 30, 2011, there was $61.7 million due under the credit facility, reflecting borrowings of $62.0 million for the AdvanceMed acquisition and $20.0 million outstanding as of December 31, 2010, net of $20.3 million of net repayments during 2011.
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
As of September 30, 2011, the spread above LIBOR was 200 basis points and thus, the loan accrued interest at 2.3%. The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds.
As of September 30, 2011, we were in compliance with all our loan covenants.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Critical Accounting Policies
There have been no significant changes to our Critical Accounting Policies during the first nine months of 2011 other than the New Accounting Pronouncement for Goodwill as described above. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. A 1% change in interest rates would have changed our interest expense and cash flow by approximately $0.2 million for the quarter ended September 30, 2011, and approximately $0.5 million for the nine months ended September 30, 2011.
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
Item 4. Controls and Procedures
Evaluation of the Effectiveness of Disclosure Controls and Procedures
Management carried out an evaluation, as of September 30, 2011, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
The Company made no change to its internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or cash flows as a result of any currently known legal actions, claims, government inquiries, or audits.

Item 1A.	Risk Factors
There have been no significant changes from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered securities during the third quarter of 2011.
The following table presents information about our repurchases of Class A common stock that were made through open market transactions during the third quarter of 2011.

			Total Number of
	Total		Shares Purchased	Approximate Dollar
	Number of	Weighted	as Part of	Value of Shares that
	Shares	Average Price	Publicly	May Yet Be Purchased
	Purchased	Paid Per Share	Announced Plans	Under the Plans or
Period	(1)	(2)	or Programs	Programs
July 1 – 31, 2011	—	$—	—	$—
August 1 – 31, 2011	193,102	15.31	193,102	22,044,459
September 1 – 30, 2011	94,833	15.76	94,833	20,550,334

Total	287,935	15.45	287,935	20,550,334

(1)	During November 2010, our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. We have $20.5 million authorized for additional shares repurchases.

(2)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.
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

Number		Description
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

NCI, Inc. Registrant

Date: November 2, 2011	By:	/s/ BRIAN J. CLARK Brian J. Clark
Executive Vice President, Chief Financial Officer
and Treasurer