Form 10-K
period 2011-12-31
NCI, Inc.
filed 2012-03-12
CIK 1334478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller Reporting Company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $182,568,491.
As of February 16, 2012, there were 8,870,395 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
COMPANY OVERVIEW
We are a provider of information technology (IT) and professional services and solutions to U.S. Federal Government Agencies. Our capabilities are centered on helping our customers overcome challenges to carry out their critical missions and meet their objectives. Through our comprehensive offerings, we are a full-lifecycle capabilities company offering IT specialties complemented by professional services. We have the agility, position, and determination to focus on expanding market segments within the Federal IT and professional services markets. Our core capabilities are in line with many key market drivers and we have invested in a robust set of business solutions and offerings. Our core capabilities include: enterprise systems management; network engineering; cybersecurity and information assurance; software development and systems engineering; program management and lifecycle support; engineering and logistics; health IT and informatics; and training and simulation. We provide these services to Defense, Intelligence, and Civilian Agencies. Primarily all of our revenue is derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor to other prime contractors. We conduct the majority of our business within the United States.
We have strong, long-term relationships with our customers, as evidenced by our record of retaining business. For more than 20 years, we have provided IT and professional services and solutions to the U.S. Federal Government, including customers such as the U.S. Army, U.S. Air Force, National Guard Bureau, U.S. Special Operations Command, Department of Transportation (DOT), Department of Health and Human Services, and the U.S. Intelligence Community. We believe our strong relationships result from our in-depth understanding of customer missions, the strength of our technical solutions, and the co-location of a majority of our employees with our customers.
We have made significant investments in our management, employees, and infrastructure in support of our growth and profitability strategies. Our senior managers have extensive experience with U.S. Federal Government Agencies, the U.S. military and U.S. Federal Government contractors. They also have broad extensive experience growing businesses organically, as well as through acquisitions. We deliver our services through a highly skilled workforce of approximately 2,600 employees, more than 70% of whom possess at least one U.S. Federal Government security clearance.
MARKET OPPORTUNITY
The U.S. Federal Government continues to be among the world’s largest consumers of IT services and solutions. According to INPUT, an independent U.S. Federal Government market research firm, the overall addressable U.S. Federal Government IT market is expected to grow from $84.1 billion during Government Fiscal Year (GFY) 2011 to nearly $91.3 billion during GFY2016. Due to the growth in cyber incidents, cybersecurity and information assurance are of special interest to the U.S. Federal Government. According to INPUT, spending for information security is expected to rise from $9.2 billion in GFY2011 to $14.0 billion by GFY2016 at a compound annual growth rate (CAGR) of 8.8%. Information security spending is growing at a more substantial rate than that of overall federal IT spending and this creates a significant opportunity for contractors to bring their combined agency knowledge and operation security expertise to the market. In addition, Department of Defense (DoD) IT budgets continue to grow in the areas related to, among others, situational and battlespace awareness; headquarters consolidation and modernization; overseas activities; high-performance computing; and business enterprise systems development, implementation, and integration. DoD’s spending on contractor-addressable IT is expected to increase from $33.2 billion in GFY2011 to $35.4 billion in GFY2016. Moreover, these projections may not fully reflect Government spending on classified Intelligence programs, operational support services to our armed forces, and complementary technical services, including sophisticated systems engineering. Although spending on Intelligence-related activities by the U.S. Federal Government remains classified, INPUT estimates that total IT spending for contractor-addressable services for U.S. Intelligence Agencies in GFY2011 was $10.3 billion, growing to $12.8 billion in GFY2016. INPUT also reports that Civilian Agency spending on IT is expected to increase from $39.5 billion in GFY2011 to $41.8 billion in GFY2016.

The Intelligence budget continues to outpace both Defense and Civilian budgets at a CAGR of 4.6% compared to 1.3% and 1.1%, respectively, according to INPUT. Among Civilian Agencies, the Departments of Veterans Affairs, Transportation, and Homeland Security rank among the highest year-over-year budget growth rates. Increased demands in information security, surveillance, and other national security trends continue to drive the Intelligence market segment compared to other segments.
Current Market Environment
While we continue to see favorable longer-term market opportunities, there are certain near-term challenges facing all Federal service providers. The market in which we serve has been under intense budgetary pressure for the past several years as the industry has experienced a series of delays in the approval of annual Federal appropriations and a series of continuing resolutions (CR). In 2011, there was a significant downward turn of the market as the U.S. Federal Government focused on reducing debt and budget deficits. In an attempt to control the nation’s budget deficits, the Budget Control Act (BCA) of 2011 mandates the reduction of discretionary spending by $1.2 trillion over 10 years, including a yearly cap on discretionary spending for the next decade. Failure to remain below the annual spending caps will result in automatic across-the-board cuts (known as a sequester).
A large percentage of our revenue base is tied to Defense and Intelligence spending, and while the full extent is still unknown, it is clear that Defense and Intelligence budgets will be impacted by these cost cutting measures. President Obama’s proposed GFY2013 budget for Defense is $525 billion, down from $531 billion in GFY 2012. The funding request takes into account the BCA of 2011, which mandates Defense spending reductions of $487 billion over 10 years. It is expected that over the next five years (GFY2013-GFY2017), approximately $259 billion (53% of the total) in cuts will be made.
The President’s proposed GFY 2013 budget for Federal IT Services is $78.9 billion, down 1.2% from GFY2012. The reduction in proposed Federal IT Services spending is driven by lower DoD IT spending of $37.2 billion in GFY2013, down 3.6% from GFY2012. Proposed Federal Civilian IT spending in GFY2013 is $41.7 billion, up 1.1% from GFY2012, as a result of a purported focus on enhancement and modernization of IT assets. For the Department of Homeland Security (DHS), the President’s budget request for GFY2013 assumes a decline of 0.6% from GFY2012’s enacted level. However, the National Cyber Security Division GFY2013 budget calls for $0.8 billion, up 67% from GFY2012.
The GFY2013 non-military Intelligence budget request is $52.6 billion, down 4% from GFY2012. The major focus areas are integration of intelligence across agencies, focus on counter terrorism and counter weapons of mass destruction, support of military operations, improvement of cybersecurity capabilities, the safeguard of networks, and modernization of IT infrastructure. Key stated cuts and reforms include reducing the contractor workforce and freezing hiring at GFY2012 levels, and achieving savings through reducing or terminating lower-priority programs.
The U.S. Federal Government, and the DoD in particular, faces unprecedented financial, economic, and mission challenges as it continually looks for opportunities to address its expanding mission responsibilities amid increasing budgetary pressures. It is anticipated that certain areas, particularly areas related to technology, may receive special safeguards in the budget-cutting process. Such areas may include data center consolidation, cloud computing, cybersecurity, healthcare IT modernization and mobile technologies.
COMPETITIVE STRENGTHS
We believe we are well positioned to meet the rapidly evolving needs of U.S. Federal Government Agencies for IT and professional services and solutions because we possess the following key business strengths:
In-Depth Understanding of Customers’ Missions
Since our founding in 1989, we have provided mission-critical services and solutions to our customers, enabling us to develop an in-depth understanding of their missions and technical needs. In addition, approximately 55% of our employees are located at customer sites, giving us valuable strategic insights into customers’ ongoing and future program requirements. Our in-depth understanding of our customer missions, in conjunction with the strategic location of our employees, enables us to offer technical solutions tailored to our customers’ specific requirements and consistent with their evolving mission objectives.

Cybersecurity Expertise
We have a long and recognized history of utilizing cybersecurity to protect mission-critical networks for customers worldwide. Much of our past cybersecurity experience is focused on network operations, enterprise management, and security operations—that is, the initial point of defense. We offer an integrated approach in which cybersecurity is embedded within all our service offerings. We believe our capabilities are aligned with our customers’ unique mission requirements, U.S. Federal Government policies, and new U.S. Federal Government initiatives. In addition, we believe our integrated approach remains one of our key differentiators, along with our skilled, experienced, and cyber-certified employees. Our cybersecurity capabilities and specialized services include integrated network and security operations; threat identification and vulnerability analysis; cyber threat warning dissemination; incident response; information exploitation; situational awareness; data protection; and secure information sharing. We believe we are well-positioned in this important market and that our major area of expertise, security operations, directly addresses the largest single component of the cybersecurity market.
Diverse Base of Key Prime Contract Vehicles
As a result of our business development focus on securing key contracts, we are a prime contractor on numerous multi-year Government Wide Acquisition Contracts (GWACs), agency-specific Indefinite Delivery/Indefinite Quantity (IDIQ), and other multiple-award contracts (MACs) that provide us the opportunity to bid on hundreds of millions of dollars of business against a discrete number of other pre-qualified companies each year. These contracts include the General Services Administration (GSA) Alliant contract with a ceiling of $50 billion over ten years; the U.S. Army Information Technology Enterprise Solutions-2 Services (ITES-2S) contract with a ceiling of $20 billion over nine years; the U.S. Army Rapid Response-Third Generation (R2-3G) contract with a ceiling of $16.4 billion over five years; the U.S. Air Force Network-Centric Solutions (NETCENTS) contract with a ceiling of $9 billion over eight years; the Food and Drug Administration Enterprise System Lifecycle Management Support (FDA ELMS) contract with a ceiling of $2 billion over 10 years; the Defense Logistics Agency Design and Engineering Support Program III (DESP III) contract with a ceiling of $1.9 billion over seven years; the U.S. Army Total Engineering and Integration Services (TEIS III) contract with a ceiling of $900 million over five years; the Department of Justice Information Technology Support Services (ITSS 4) contract with a ceiling value of $1.1 billion over six years, and the General Services Administration (GSA) Schedule 70. While the U.S. Federal Government is not obligated to make any awards under these vehicles, we believe that holding prime positions on these contract vehicles provides us an advantage as we seek to expand the level of services we provide to our customers.
Highly Skilled Employees and an Experienced Management Team
We deliver our services through a highly skilled workforce of approximately 2,600 employees as of December 31, 2011, of which more than 70% possess at least one U.S. Federal Government security clearance. Our senior managers have extensive experience with U.S. Federal Government Agencies, the U.S. military, and U.S. Federal Government contractors. Members of our management team have experience growing businesses organically, as well as through acquisitions.
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
Capability Maturity Model Integration (CMMI) — One NCI business unit has been appraised at CMMI-Development (DEV) Maturity Level 2 under the Software Engineering Institute (SEI) CMMI. CMMI can be used to guide process improvement across a project, division, or entire organization. CMMI appraisals assist customers in selecting reliable and low-risk suppliers of software products and services. CMMI helps set process improvement goals and priorities, provides guidance for quality processes, and offers a point of reference for appraising current processes.

ISO 9001:2008 — We initially received ISO 9001:2000 certification in May 2002 with the successful audit of our Quality Management System (QMS). Developed by the International Organization for Standardization (ISO), the ISO 9000 series of standards provides a proven framework for processes that enables an organization to consistently deliver products and services that meet customer requirements. Our ISO 9001 certification was updated to ISO 9001:2008 in May 2010. ISO 9001:2008 enables us to enhance customer satisfaction through: (1) the effective use of our QMS processes; (2) the assurance of conformity to requirements; and (3) continual improvement of our QMS processes. Our ISO 9001:2008 registration scope currently covers all our core IT and professional services provided to customers, including systems design, development and integration, enterprise services, engineering and technical services, and security and information management.
ISO/IEC 20000-1:2005 — We received ISO/International Electronics Community (IEC) 20000-1:2005 certification in September 2009 for our IT Service Management System at our headquarters facility in Reston, Virginia. ISO/IEC 20000-1:2005 promotes the adoption of an integrated process approach to effectively deliver managed services to meet the business and customer requirements.
Contractor Purchasing System Review (CPSR) — We received corporate-wide approval of our purchasing system from our Administrative Contracting Officer (ACO) in December 2009 as a result of a review of our purchasing system by the Defense Contract Management Agency (DCMA). The objective of the review is to evaluate the efficiency and effectiveness with which the contractor spends Government funds and complies with Government policy when subcontracting to ensure adequate protection of the Government’s interests. Having an approved purchasing system eliminates, in most cases, the requirement for Government consent for material purchases and subcontracts and provides the opportunity to bid on work where an approved purchasing system is a requirement.
We continue to pursue these certifications to continually improve and mature our processes for our customers.
GROWTH STRATEGY
Our objective is to grow our business as a provider of IT and professional services and solutions to U.S. Federal Government Agencies while improving our profitability. To achieve our objective, we intend to focus on organic revenue growth.
Focus on Organic Revenue Growth
We intend to focus on our organic revenue growth rate by capitalizing on our current contract base, expanding services provided to our existing customers, expanding our customer base, and offering new, complementary services.
Capitalize on Current Contract Base. Our contract base includes more than 10 prime GWAC/agency-specific IDIQ/MAC contract vehicles with a total combined budgeted ceiling value in excess of $100 billion. While the Government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so, or that any particular pre-qualified contractor, including us, will receive awards under that vehicle. We intend to aggressively pursue task orders under these vehicles to maximize our revenue and strengthen our customer relationships.
Expand Services Provided to Existing Customers. We intend to expand the services we provide to our current customers by leveraging our strong relationships, technical capabilities, and past performance record. We believe our understanding of customer missions, processes, and needs in conjunction with our full-lifecycle IT offerings positions us to capture new work from existing customers. Moreover, we believe our strong past performance record positions us to expand the level of services we provide to our customers where the U.S. Federal Government places greater emphasis on past performance as a criterion for awarding contracts.

Expand Customer Base. We plan to expand our customer base into areas with significant growth opportunities by leveraging our industry reputation, long-term customer relationships, and diverse contract base. We anticipate this expansion will enable us both to pursue additional higher value work and further diversify our revenue base across the U.S. Federal Government. Our long-term relationships with U.S. Federal Government Agencies, together with our GWAC and agency-specific IDIQ vehicles, give us opportunities to win contracts with new customers within these Agencies.
Offer New Complementary Services. We intend to leverage our strong reputation for providing IT and professional services to offer new complementary services. We expect to focus on high value-added services that are closely aligned with our current offerings, including Intelligence, Surveillance and Reconnaissance (ISR) and Logistics. When appropriate, we anticipate selectively identifying and hiring key personnel who possess unique customer, mission, or technical experience to enhance our knowledge of and expertise in the new service offering. We are extending our core capabilities in line with key market drivers and investing in a robust set of business solutions and offerings, including cloud computing and data center modernization; cybersecurity and information assurance; IT service management; data mining and advanced analytics; open source and agile software development; integrated logistics and supply chain management; health records and case management; program and benefit integrity; and training and simulation.
Pursue Strategic Acquisitions
While we are primarily focused on organic growth, we will look to supplement that growth through strategic acquisitions. When pursing strategic acquisitions, we will look for businesses that will enable us to capture new customers, new service offerings, new capabilities, new contract vehicles, and expand market share. We look to take advantage of these acquisitions by leveraging these new service offerings to our customers, as well as offering our capabilities to our newly acquired customers.
In April of 2011, we acquired AdvanceMed Corporation, which we refer to as AdvanceMed. AdvanceMed is a premier provider of healthcare program integrity services focused on the detection and prevention of fraud, waste, and abuse in healthcare programs. AdvanceMed provides investigative services to Centers for Medicare and Medicaid Services (CMS). Serving CMS since 1999, AdvanceMed has grown rapidly demonstrating the value and return on investment of integrity program activities. AdvanceMed is one of the largest and most well-established healthcare integrity program contractors focused on the U.S. Federal Government market. Our acquisition of AdvanceMed allowed us to acquire a new customer, CMS, and expand our base in the Health IT market.
IT AND PROFESSIONAL SERVICES AND SOLUTIONS
We provide IT and professional services and solutions by leveraging our eight core service offerings: enterprise systems management; network engineering; cybersecurity and information assurance; software development and systems engineering; program management and lifecycle support; engineering and logistics; health IT and informatics; and training and simulation.
Enterprise Systems Management
We design, install, and manage complex mission-critical enterprise systems for our customers, increasing the reliability, security, and efficiency of their IT operations while meeting stringent mission requirements. As part of our overall network operation and management services, we continually analyze and monitor enterprise system components and create systems that can adapt to rapidly changing needs. We employ a knowledge-centric service-delivery assurance methodology designed to keep customers’ mission-critical systems at peak performance. This methodology uses network and traffic simulations to identify changes in performance or security issues within a particular network, allowing our engineers to protect customers’ systems and data. Our system engineers are trained and certified in the leading commercial enterprise management tools and combine their knowledge with our techniques, experience, and processes to deliver solutions to our customers. Our enterprise systems management services in the IT Infrastructure Library (ITIL) include the following:

• Infrastructure Operations and Management	• Application Performance and Network Management
• Outsourcing and Managed Services	• Application and Business System Performance Measures
• Infrastructure Consolidation and Modernization	• Network Design, Implementation, and Migration
• Public/Private/Hybrid Cloud Computing	• Network Monitoring and Performance Evaluation
• Continuity of Operations Planning and Disaster Recovery	• Scalable, Multi-Site Environments
• Virtual Desktop Infrastructure	• Data Center Modernization and Consolidation
Network Engineering
We offer full lifecycle network engineering services to our customers from initial requirements analysis and network design through solutions implementation and testing, including designing disaster recovery contingency plans. Our wired and wireless network engineering capabilities include the architecture development, design, implementation, configuration, and operation of local area networks (LANs), campus area networks (CANs), metropolitan area networks (MANs), and wide area networks (WANs). Our extensive experience providing the following voice/video/data network engineering services for U.S. Federal Government customers allows us to rapidly identify potential bottlenecks, security threats, and vulnerabilities, as well as address these potential issues with cost-effective solutions, including the following:

• Architecture Development and Design	• Protocol and Topology Optimization
• Disaster Response Planning and Recovery	• Reliability and Contingency Assessment
• Installation, Test, and Evaluation	• Requirements Analysis
• Network Configuration and Compliance Audit	• Redundant Routing/Switching Solutions
• Network Security Evaluation	• Enterprise Vulnerability Management
Cybersecurity and Information Assurance
We offer cybersecurity and information assurance (IA) solutions to secure enterprise systems and networks with particular expertise in protecting IT infrastructures for our customers operating in classified environments. We design, configure, and deploy security architectures based on assessments of our customers’ current and future IT needs, mission objectives, and regulatory requirements, in addition to specific threats from unauthorized users. In connection with implementing tailored architectures, we help define and implement IA policies, procedures, and guidelines to ensure effective future IT planning with direct linkage to portfolio management and ITIL-based service catalogs. Our highly skilled and accredited employees research and implement security policies, provide technical support, and develop comprehensive security assessment plans. We also identify potential threats and vulnerabilities and design and implement corrective action plans that employ advanced technologies, such as encryption, digital signatures, and firewalls, using both commercial-off-the-shelf (COTS) and custom security and software solutions. Our cybersecurity and IA services include the following:

• Intrusion Detection/Prevention System Development	• Public Key Infrastructure (PKI) Implementation
• Certification and Accreditation	• Computer Forensics and eDiscovery
• Policy and Procedures Development	• Threat Assessment and Mitigation
• Products Evaluation and Integration	• Security Test and Evaluation
• Cybersecurity Fusion Centers	• Risk Management and Continuous Monitoring
Software Development and Systems Engineering
We are CMMI appraised, and we are an ISO company holding certifications in ISO 9001:2008 and ISO 20000-1:2005. We provide a full range of software development, systems engineering, and integration services to our customers as codified in our agile Hybrid Engineering Lifecycle MethodologySM (HELMSM). HELMSM combines best practices from ISO 9001:2008, IEEE 12207, CMMI, ISO 20000-1:2005, and ITIL V3 for comprehensive requirements-to-retirement coverage. Initially, we leverage our business process reengineering skills to analyze the activities, roles, and objectives of a proposed IT system or solution. Based on this analysis, we integrate advanced/emerging technologies with our customers’ legacy systems to improve their operational efficiency and increase returns on IT investments as governed by portfolio management and the service catalog discipline. Our software development and systems engineering services include the following:

• Agile and Open Source Software Development	• Full Systems Lifecycle Development and Deployment
• Project Planning and Management	• Software/Systems Development
• Database Design and Management	• Advanced Analytical Computing Solutions
• Enterprise Portal Implementation	• Data Warehousing/Mining
• COTS/GOTS Integration, Test, and Evaluation	• Advanced Graph Analytics
• Legacy System Integration and Modernization	• Information Sharing and Collaboration
• Cloud-Based Development, Testing, and Quality Assurance	• High-Performance and Grid Computing
Program Management and Lifecycle Support
We provide a full range of program management and lifecycle support services to our customers. As an integral part of our professional services portfolio, we are at the forefront of integrating the acquisition, logistics, engineering, and technology disciplines into a comprehensive lifecycle management approach. Our approach strives to continually improve the process of developing, procuring, and sustaining our customers’ systems to achieve their overarching goals of transformation, consolidation, sustainment, and efficiency. We combine expert functional and technical skills to deliver full lifecycle support capabilities, including the following:

•     Acquisition Management
•     Integrated Logistics and Sustainment Operations
•     Program and Operations Support
•     Test and Evaluation
•     Systems Engineering and Technical Support
•     Studies and Capabilities Analysis
•     Portfolio Management
• Financial Management • Security Management • Training • Risk Management and Quality Assurance • IT Support • Program integrity
Engineering and Logistics
We offer a wide array of professional engineering, logistics, and support services. We employ experienced multi-disciplinary engineering and logistics teams to solve our customers’ most challenging fielded-systems problems. By tailoring our engineering and logistics specialties for our customers, we reduce customer costs while increasing fielded-system capabilities and improving mission readiness. We offer rapid-prototyping and simulation-based designs to efficiently mitigate obsolescence issues with improved performance. We seamlessly deliver supply chain management (SCM) support and information integration through our statistical demand forecasting, inventory optimization, and comprehensive data-mining capabilities. Our predictive analysis and service-life extension capabilities ensure increased asset readiness and availability with reduced total cost of ownership (TCO). We are actively engaged in extending service life through creative engineering and logistics solutions, playing a vital role in supporting critical aging aircraft (e.g., C-5, B-2, T-38, and F-16) readiness and multiple Air Force Space and Command, Control, Communications, and Intelligence (C3I) platforms through Diminishing Manufacturing Sources and Material Shortages (DMSMS) and Operational Safety, Suitability, and Effectiveness (OSS&E) capabilities. Our engineering and logistics capabilities include the following:

•     Software Development and Systems Integration
•     Prototype Design, Development, and Testing
•     Sustainment Engineering and Obsolescence Management
•     Modernization and Technology Insertion
•     Diminishing Manufacturing Sources and Material Shortages

•     Modeling and Simulation
•     Acquisition Planning and Program Management
•     Technology Assessments and Analysis of Alternatives
•     Multi-Service Weapon Systems Reprogramming
•     Supply Chain Management and Business Process Outsourcing

Health IT and Informatics
Leveraging our deep and diverse skill base in IT services, healthcare data analysis, logistics, and investigations, we are well positioned to apply our interdisciplinary experience to the health IT and informatics challenges facing the U.S. Federal Government. Our talent pool includes public health experts, healthcare administrators, investigators, nurses, physicians, statisticians, network engineers, medical trainers, IT specialists, bioenvironmental engineers, and aerospace physiologists. We provide a broad spectrum of health IT services and informatics experience, including network operations, cybersecurity and information assurance, Health Insurance Portability and Accountability Act (HIPAA) and Federal Information Security Management Act (FISMA) compliance, software development, data analysis and data management, case management, and enterprise systems management to support healthcare benefit programs and improve the quality and timeliness of healthcare services provided to public health and medical personnel worldwide. Our solutions offer real-time high-fidelity interactions among patients and their practitioners, in addition to preserving the integrity of payments made under Federal health entitlement programs. Our capabilities and infrastructure support all aspects of health IT and informatics, including the following:

•     Healthcare Program Integrity Services
•     Fraud Investigation and Medical Review
•     Medical Record Storage and Management
•     Healthcare Data Analysis and Management
•     Strategic Planning/Consulting
•     Electronic and Personal Health Records
•     Collaboration and Telemedicine Solutions
•     Occupational, Environmental, and Population Health Programs
•     Medical Education and Training

•     Access-to-Care Program Support
•     Preparedness and Contingency Planning
•     Virtual Desktop Infrastructure
•     Aeromedical Evaluation and Combat Casualty Care
•     Doctrine/Policy Development
•     Social Media/Networking Tools/Solutions
•     Clinical review and assessment services
•     Data/System Consolidation, Migration, and Modernization

Training and Simulation
By efficiently combining systems engineering and operational expertise, we solve our customers’ most complex challenges and deliver increased productivity while improving organizational agility. We offer a full range of modeling, simulation, training, and exercise support capabilities to increase performance and identify the most cost-effective strategies to meet the unique training needs of our customers. Our solutions leverage the in-depth operational expertise of our staff and the engineering, software development, and network operations capabilities of the company. We have a highly talented technical team and the program management experience to meet our customers’ complex challenges. Our solutions include solving complex problems through modeling, simulation, and analysis services for clients in Defense, Intelligence, Civil, and Healthcare Agencies to support sophisticated programs like airborne battle management training, virtual battlefield desktop simulation, command and control, and surveillance modeling. Our training and simulation services include the following:

•     Modeling and Simulation
•     Network Engineering, Operations, and Support
•     Modernization and Concurrency Management
•     Virtual/Desktop Simulation
•     Distributed Simulation Systems Development and Integration
• Exercise Support • Information Assurance • Multi-Level Security • Logistics Support and Configuration Management • Instructor-led Classroom and Distributed Learning Solutions
CUSTOMERS
Our customers include a diverse base of U.S. Federal Government Defense, Intelligence, and Civilian Agencies. For the year ended December 31, 2011, approximately 86% of our revenue was generated from DoD and Intelligence Agency customers, and approximately 14% of our revenue was generated from Federal Civilian Agency customers.
The following is a representative list of our customers for the year ended December 31, 2011. Due to the sensitive nature of our work with the Intelligence Community, we are precluded from providing detailed information regarding specific Intelligence Agency customers.

Department of Defense
U.S. Forces Korea (USFK)
U.S. Special Operations Command (USSOCOM)
U.S. Strategic Command (USSTRATCOM)
Defense Information Systems Agency (DISA)
Defense Logistics Agency (DLA)
National Guard Bureau (NGB)
Ogden Air Logistics Center
U.S. Air Force Air Combat Command (ACC)
U.S. Air Force Air Education and Training Command (AETC)
U.S. Air Force Civil Engineer Support Agency
U.S. Air Force Electronic Systems Center
U.S. Air Force Materiel Command (AFMC)
U.S. Air Force Medical Operations Agency (AFMOA)
U.S. Air Force Medical Service (AMC)
U.S. Air Force Medical Support Agency (AFMSA)
U.S. Air Force Air Mobility Command
U.S. Air Force Research Laboratory (AFRL)
U.S. Air Force Space Command (AFSPC)
U.S. Air Force Surgeon General
U.S. Army Communications-Electronics Life Cycle Management Command (CECOM LCMC)
U.S. Army Corps of Engineers (USACE)
U.S. Army Forces Command (FORSCOM)
U.S. Army Information Systems Engineering Command (USAISEC)
U.S. Army Medical Command (MEDCOM)
U.S. Army Medical Department Center and School (AMEDD)
U.S. Army National Guard (ARNG)/Air National Guard (ANG)
U.S. Army Network Enterprise Technology Command (NETCOM)
U.S. Army Ordnance School and Center
U.S. Army Program Executive Office Enterprise Information Systems (PEO EIS)
U.S. Army Program Executive Office for Simulation, Training, and Instrumentation (PEO STRI)
U.S. Army Program Executive Office Soldier (PEO Soldier)
U.S. Army Reserve Command (USARC)
U.S. Army Training and Doctrine Command (TRADOC)
U.S. Army Test and Evaluation Command
U.S. Army Western Regional Medical Command
U.S. Army William Beaumont Army Medical Center
U.S. Army XVIII Airborne Corps
U.S. Marine Corps
U.S. Naval Postgraduate School
Various National Intelligence Agencies

Federal Civilian
Centers for Disease Control and Prevention (CDC)
Center for Medicare and Medicaid Services (CMS)
Department of Energy (DOE)
Department of Health and Human Services (HHS)
Department of Homeland Security (DHS)
Department of Justice
Department of State (DOS)
Department of Transportation
Federal Aviation Administration (FAA)
Food and Drug Administration (FDA)
General Services Administration (GSA)
Government Accountability Office (GAO)
National Aeronautics and Space Administration (NASA)
National Institutes of Health (NIH)
National Nuclear Security Administration (NNSA)
Office of Personnel Management (OPM)
U.S. Capitol Police
U.S. Senate
U.S. Patent and Trademark Office
CONTRACTS
Our contract terms typically extend from one to 10 years, including option years (which may be exercised at the election of the customer). Many of our services are provided under GWAC or agency-specific IDIQ vehicles. Our contract base includes more than 10 prime GWAC vehicles that have an aggregate program ceiling value of $100 billion, excluding GSA Schedule 70. The following table lists our most significant contract vehicles:

				Number of
		Period of		Qualified
Vehicle	Owning Agency	performance	Ceiling value*	Bidders
GSA Alliant	General Services Administration	05/2009 – 04/2019	$50.0 billion	60
ITES-2S	U.S. Army	12/2006 – 04/2015	20.0 billion	17
R2-3G	U.S. Army	07/2010 – 07/2015	16.4 billion	18
NETCENTS	U.S. Air Force	09/2004 – 09/2012	9.0 billion	8
HHS FDA ELMS	Health and Human Service	06/2009 – 06/2019	2.0 billion	21
DESP III	U.S. Air Force	01/2012 – 01/2019	1.9 billion	26
ITSS 4	Department of Justice	03/2011 – 09/2017	1.1 billion	20
TEIS III	U.S. Army	03/2011 – 03/2016	0.9 billion	3

*	Ceiling value refers to the overall contract ceiling for all contractors, and not our individual ceiling value.
We believe these types of contract vehicles are the preferred method of awarding work by many of our customers because they enable U.S. Federal Government Agencies to rapidly obtain services through a streamlined process. Under these GWAC vehicles, task orders can only be awarded to a discrete number of pre-qualified companies. Revenue under our prime GWAC, agency-specific IDIQ, MAC, and GSA Schedule 70 task orders accounted for approximately 76% of our total revenue for the year ended December 31, 2011, down from 79% for the year ended December 31, 2010, and 76% for the year ended December 31, 2009.

The U.S. Federal Government’s ability to select multiple winners under multiple-award contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple-award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. Our failure to compete effectively in this procurement environment could reduce our revenue. While the Government is permitted to spend up to the ceiling amount, there is no guarantee that it will do so, or that any particular pre-qualified contractor, including us, will receive awards under that vehicle.
CONTRACT BACKLOG
Backlog represents the estimated amount of future revenues to be recognized under negotiated contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.
Our estimates of funded, unfunded, and total backlog as of December 31, 2011 and 2010 are as follows:

		Unfunded
As of	Funded backlog	backlog	Total backlog
		(in millions)
December 31, 2011	$220	$781	$1,001
December 31, 2010	302	999	1,301
We expect to realize approximately $300 million in revenue from backlog in 2012. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified, or terminated early. Our estimates are based on our experience under these and similar contracts.
BUSINESS DEVELOPMENT
Our business development process is closely aligned with our overall business strategy to focus on our organic growth while improving our operating margins. We are focused on maximizing the work we perform under our GWAC and agency-specific IDIQ vehicles, expanding our work with existing customers, and expanding our customer base, as well as offering new, complementary services. Working closely as a team, our business development and operations personnel assess market activities with the objective of identifying, qualifying, and generating capture strategies for contract opportunities consistent with our overall business development focus. Business opportunities are carefully qualified and prioritized based on potential value and win probability. A senior-level executive is assigned responsibility for evaluating and capturing each significant opportunity.
We also recognize the need to identify and pursue larger mission programs with long-term visible funding streams associated with them. With that in mind, we intend to make meaningful investments in our business development infrastructure and processes.
GOVERNMENT REGULATION
We are subject to various laws and regulations that may affect our business. U.S. Federal Government contracts are subject to a number of Federal laws and regulations, including the Federal Acquisition Regulation (FAR), which limits our ability to compete for, or perform on, certain other contracts due to conflicts of interest, the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Federal Government contracts, and the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations. We and our subcontractors must also comply with the Foreign Corrupt Practices Act or U.S. export control regulations and laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data. We may also become subject to other U.S. Federal Governmental regulations, including those pertaining to environmental laws and potential climate change legislation that could impose additional restrictions or costs in order to comply with such regulations.

COMPETITION
We believe that the major competitive factors in our market are strong customer relationships, a record of successful contract performance, a reputation for quality, an experienced management team, and employees with a wide range of technical expertise and security clearances, and competitive pricing. We often compete against or team with divisions of large Defense and IT services contractors, including Lockheed Martin Corporation, Northrop Grumman Corporation, General Dynamics Corporation, Computer Sciences Corporation, Raytheon, Harris, BAE Systems, Booz Allen Hamilton, and Science Applications International Corporation. We also compete against or team with mid-tier Federal contractors, such as CACI International, ManTech International, and SRA International that have specialized capabilities, as well as numerous non-public companies within the sector. More recently, we have seen competition from new organizations that have been divested by major Defense contractors due to organizational conflicts of interest (OCI). An example is the sale of AdvanceMed to NCI, Inc. by Computer Sciences Corporation due to OCI issues. Some of our competitors have significantly longer operating histories and more substantial resources. We expect competition in the U.S. Federal Government IT and professional services sector to increase in the future.
EMPLOYEES
As of December 31, 2011, we had approximately 2,600 employees, more than 70% of whom held at least one U.S. Federal Government security clearance. Our employees are located at more than 100 sites worldwide. More than 55% of our staff is located on-site with our customers, allowing us to build long-term relationships. The majority of our technical staff is professionally certified in one or more of the following areas:

•     Microsoft Certified Professional (MCP)
•     Microsoft Certified Systems Engineer (MCSE)
•     Microsoft Certified Systems Administrator (MCSA)
•     Cisco Certified Network Associate (CCNA)
•     Cisco Certified Network Professional (CCNP)
•     Cisco Certified Design Professional (CCDP)
•     Cisco Certified Security Professional (CCSP)
•     Sun Certified Systems Administrator
•     CCDA, CCNA Security, CCENT, MCA, MCSE+1,MCDST, MCSA Security, MCT, MCSD, MCTS

•     IT Infrastructure Library (ITIL)
•     Project Management Professional (PMP)
•     CompTIA Certifications (A+, Network +, Security +)
•     ISC2 Certifications (CISSP, SSCP, CAP, ISSEP, ISSAP)
•     Certified INFOSEC Professional
•     COMSEC Certification
•     Global Information Assurance Certification (GIAC) — DoD 8570
•     SANS Institute Certifications (GSEC, GCIA, GCIH, GISF)
•     PgMP

We believe we have a professional environment that encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Less than 10 of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe our salary structures, incentive compensation, and benefit packages are competitive within our industry.
CORPORATE INFORMATION
We were incorporated as NCI, Inc. in Delaware in July 2005. In September 2005, we completed a merger and share exchange as a result of which NCI Information Systems, Inc., a Virginia corporation, which was incorporated in 1989, became a wholly-owned subsidiary. We primarily contract with the U.S. Federal Government through NCI Information Systems, Inc.
COMPANY WEBSITE AND INFORMATION
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
You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters:
NCI, Inc.
11730 Plaza America Drive, Suite 700
Reston, Virginia 20190-4764
Attention: Investor Relations
Telephone: (703) 707-6900

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
Risks Related to Our Business
We depend on contracts with the U.S. Federal Government for substantially all of our revenue. If our relationships with U.S. Federal Government Agencies are harmed, our future revenue and operating profits would decline.
For the years ended December 31, 2011 and 2010, we derived substantially all our revenue from U.S. Federal Government contracts, either as a prime contractor or a subcontractor, including approximately 86% and 92% of our revenue from contracts with the DoD and Intelligence Agencies in 2011 and 2010, respectively. We believe that U.S. Federal Government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with U.S. Federal Government Agencies in general, or with the DoD and Intelligence Agencies in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with U.S. Federal Government Agencies are our performance on individual contracts and task orders, the strength of our professional reputation, and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenue and operating results could decline materially.
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
We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier Federal contractors with specialized capabilities and large Defense and IT services providers. Competition in our markets may increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through alliances or consolidation. These competitors may have greater financial, technical, marketing and public relations resources; larger customer bases; and greater brand or name recognition than we do. These competitors could, among other things:
•	divert sales from us by winning very large-scale Government contracts;
•	force us to charge lower prices; or
•	adversely affect our relationships with current customers, including our ability to continue to win competitively awarded engagements where we are the incumbent.
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
As of December 31, 2011, our estimated contract backlog totaled approximately $1.0 billion, of which approximately $220 million was funded. We expect to realize approximately $300 million in revenue from backlog in 2012. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early; or an option that we had assumed could not be exercised. In 2011, we experienced significant reductions in contract backlog as a result of reductions in scope of work, among other factors. Further, while many of our U.S. Federal Government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract backlog will be recognized as revenue.
Our revenue and operating profits could be adversely affected by significant changes in the contracting or fiscal policies of the U.S. Federal Government.
We depend on continued U.S. Federal Government expenditures on Defense, Intelligence, and other programs that we support. Accordingly, changes in U.S. Federal Government contracting policies could directly affect our financial performance. Since 2009, President Obama has attempted to reduce the amount of work federal contractors receive. The President’s GFY2013 budget request highlighted the fact that in 2010 contract spending fell for the first time in 13 years, a trend that continued in 2011. In the GFY2013 budget, the Obama Administration indicated it will continue these efforts in 2012, in part by having agencies reduce spending on management support service contracts by 15%.
In addition, future levels of expenditures and authorizations for those programs may decrease, remain constant, or shift to programs in areas where we do not currently provide services. Among the factors that could materially adversely affect us are the following:
•	budgetary constraints affecting U.S. Federal Government spending generally or specific departments or agencies in particular, and changes in fiscal policies or available funding; particularly, the Budget Control Act (BCA) of 2011 mandates the reduction of discretionary spending by $1.2 trillion over 10 years, including a yearly cap on discretionary spending for the next decade. Failure to remain below the annual spending caps will result in automatic across-the-board cuts (known as a sequester).
•	changes in U.S. Federal Government programs or requirements, including the increased use of small business providers;
•	U.S. Federal Government Agencies are more frequently awarding contracts on a lowest price, technically acceptable basis in order to reduce expenditures;
•	U.S. Federal Governmental shutdowns (such as that which occurred during the U.S. Federal Government’s 1996 fiscal year) and other potential delays in the U.S. Federal Government appropriations process;
•	the use of a Continuing Resolution to fund Agencies instead of a budget appropriation, which may cause our customers within those Agencies to defer or reduce work under our current contracts;
•	a failure of Congress to pass adequate supplemental appropriations to pay for an international conflict or related reconstruction efforts;

•	the FAR and certain of our U.S. Federal Government contracts contain OCI clauses that may limit our ability to compete for, or perform on certain other contracts. OCIs arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Federal Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. An OCI issue that precludes our competition for, or performance on a significant program or contract could harm our prospects and negative publicity about an OCI issue could damage our reputation;
•	curtailment of the U.S. Federal Government’s use of professional services providers, realignment of funds with changed Government priorities including “insourcing” of previously contracted support services, and the realignment of funds to other non-defense related programs, which may reduce the amount of funds available to defense-related and other programs in our core service areas;
•	adoption of new laws or regulations;
•	competition and consolidation in the IT industry;
•	general economic conditions; and
•	these or other factors could cause U.S. Federal Governmental Agencies, or prime contractors for which we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts, or elect not to exercise options to renew contracts, any of which could cause our revenue and operating profits to decline.
If we fail to attract and retain skilled employees or employees with the necessary security clearances, we might not be able to perform under our contracts or win new business.
The growth of our business and revenue depends in large part upon our ability to attract and retain sufficient numbers of highly qualified individuals who have advanced information technology and technical services skills. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Further, obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit, and retain employees who already hold security clearances. If we are unable to recruit and retain a sufficient number of these employees, our ability to maintain and grow our business could be limited. In a tight labor market, our direct labor costs could increase or we may be required to engage large numbers of subcontractor personnel, which could cause our profit margins to suffer. In addition, some of our contracts contain provisions requiring us to staff an engagement with personnel that the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutions, the customer may terminate the contract and we may lose revenue.
In addition, certain U.S. Federal Government contracts require us, and some of our employees, to maintain security clearances. If our employees lose or are unable to obtain security clearances, or if we are unable to hire employees with the appropriate security clearances, the customer may terminate the contract or decide not to renew it upon its expiration. As a result, we may not derive the revenue anticipated from the contract, which if not replaced with revenue from other contracts, could seriously harm our operating results.
If our subcontractors fail to perform their contractual obligations, our performance and reputation as a prime contractor and our ability to obtain future business could suffer.
As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under our GWAC and agency-specific IDIQ vehicles, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. Depending on labor market conditions, we may not be able to identify, hire, and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis, or violate U.S. Federal Government contracting policies, laws, or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ expectations may be compromised.

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our decision not to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. The current adverse economic conditions heighten the risk of financial stress of our subcontractors, which could adversely impact their ability to meet their contractual requirements to us. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance or other problems, our ability to fulfill our obligations as a prime contractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in a customer terminating a contract for default. A termination for default could expose us to liability, including liability for the agency’s costs of recompetition, damage our reputation, and hurt our ability to compete for future contracts and could have a material adverse impact on our earnings, cash flow, and financial position.
We are a subcontractor to other businesses on a portion of our business. If these businesses were to encounter financial difficulty, they may fail to perform their contractual obligation. Consequently, our contractual performance and reputation, as well as our financial position could be affected.
We are a subcontractor to other businesses on some of our contracts or task orders (approximately 10% of our revenue in 2011 was derived from contracts where we were a subcontractor). We are not in a position to control overall contract performance, and our payments are subject to the financial capabilities of the prime, not the U.S. Federal Government. If our prime contractor experiences difficulties, it may not have the financial resources to perform its contractual obligations. This failure to perform could harm our reputation and affect our earnings and financial position.
Failure to maintain strong relationships with other contractors could result in a decline in our revenue.
In our role as a subcontractor, we often lack control over fulfillment of a contract, and poor performance on the contract could impact our customer relationship, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue in the foreseeable future. Moreover, our revenue and operating results could differ materially and adversely from those anticipated if any prime contractor or subcontractor chose to offer, directly to the client, services of the type that we provide or if they team with other companies to provide those services.
If we experience systems or service failure, our reputation could be harmed and our customers could assert claims against us for damages or refunds.
We create, implement, and maintain IT solutions that are often critical to our customers’ operations. We may experience some systems and service failures, schedule or delivery delays, and other problems in connection with our work. If we experience these problems, we may:
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
Security breaches in sensitive U.S. Federal Government systems could result in the loss of customers and negative publicity.
Many of the systems we develop, install, and maintain involve managing and protecting information involved in Intelligence, national security, and other sensitive or classified U.S. Federal Government functions. A security breach in one of these systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work on sensitive or classified systems for U.S. Federal Government customers. We could incur losses from such a security breach that could exceed the policy limits under our errors and omissions and product liability insurance. Some of our contracts give us access to Private Health Information (PHI) which is subject to HIPAA and other laws. A security breach in one of our systems could cause serious harm to our business, damage our reputation, and prevent us from being eligible for further work in these areas. Damage to our reputation or limitations on our eligibility for additional work resulting from a security breach in one of the systems we develop, install, and maintain could materially impact our earnings, cash flows, and financial position.
Our business could be negatively impacted by security threats and other disruptions.
As experienced by numerous organizations across the globe, companies in the IT industry are challenged with responding to and mitigating advanced persistent threats (APTs) to their customers’ systems and networking infrastructures. Though unpatched and “zero-day” exploits are common issues, the most effective APTs begin with sophisticated socially-engineered communications (so called “phishing” emails) to trick users into visiting websites that can inject malicious software (malware) onto the users’ local computing devices. Once a company is infected with malware, the APTs work to embed themselves further into the organization, gather information, and then slowly and stealthily exfiltrate company data to parties outside of the compromised environment (potentially for long periods of time). We combat APTs by leveraging a combination of management, operational and technical controls. These controls include our risk management, continuous monitoring methodology (and associated solution), ISO 20000 based IT processes, and our corporate Computer, Network, and Internet Security Management policies. Failures to implement and operate these controls may result in contract terminations, adverse legal actions (including potentially the payment of damages to affected parties), additional investments in security management and network/system monitoring tools, and damage to our reputation among our customers and the market at large (leading to potential loss of competitive momentum). In aggregate, failure to focus on APTs may result in a material increase in our costs, reduction in our revenues, and lessened competitive positioning (or some combination thereof).

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts.
We are exposed to the risk that employee or subcontractor fraud or other misconduct could occur. Misconduct by employees or subcontractors could include intentionally failing to comply with U.S. Federal Government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee or subcontractor misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us, liability to third parties, and serious harm to our reputation and could result in a loss of contracts and a reduction in revenue. It is not always possible to deter employee or subcontractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenue.
Our estimates, forward-looking statements, and projections may prove to be inaccurate.
Our earnings and profitability may vary based on the type of contracts we perform and may be adversely affected if we do not accurately estimate and manage the costs, time, and resources necessary to satisfy our contractual obligations. Revenue from some of our firm fixed-price contracts is recognized using the percentage-of-completion method with progress toward completion of a particular contract based on actual costs incurred relative to total estimated costs to be incurred over the life of the contract. Estimating costs at completion and award fees on our contracts is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Adjustments in the underlying assumptions, circumstances or estimates could result in changes that could have a material adverse effect on our future results of operations.
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
If we are unable to successfully integrate companies we may acquire, our revenue and operating results could suffer. Integrating such businesses into our operations may result in unforeseen operating difficulties (including incompatible accounting and information management systems), may absorb significant management attention, and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our business. These difficulties of integration may require us to coordinate geographically dispersed organizations, integrate personnel with disparate business backgrounds, and reconcile different corporate cultures. In certain acquisitions, the FAR may require us to enter into Government novation agreements, a potentially time-consuming process. In addition, we may not be successful in achieving the anticipated synergies from these acquisitions, including our strategy of offering our services to customers of acquired companies to increase our revenue. We may experience increased attrition, including, but not limited to, key employees of the acquired companies during and following the integration of acquired companies that could reduce our future revenue. In addition, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings. Acquired companies may have liabilities or adverse operating issues that we fail to discover through due diligence before the acquisition. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. Federal Government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could cause us to incur additional expenses and cause a reduction in our operating profits.

Our acquisitions could cause unforeseen OCIs, which could preclude us from bidding on related projects, thereby making the acquisition not as profitable as originally forecast. Additionally, the Small Business Administration requires small businesses to re-certify their size standard within 30 days of any sale or merger. It is likely that any small business we acquire will have some component of small business contracts. These regulations may affect our ability to retain some or all the contracts after the acquisition, which, in turn, may affect the value of the acquisition.
Our operating results could cause us to violate one or more of our loan covenants, limiting our access to working capital and our ability to make substantial acquisitions.
If our operating results deteriorate, we could violate one or more of our loan covenants. Such a violation, depending on the severity, could cause us to renegotiate our senior debt facility, possibly incurring significant bank fees and additional interest expense. Each of these could have a material adverse impact to our earnings, cash flow, and financial position. However, based on current projections, we do not anticipate violating our loan covenants.
To the extent that we do not generate sufficient cash from existing business to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. A substantial acquisition or acquisitions could cause us to expand or renegotiate our current credit facility. We cannot be certain that additional funds will be available if needed and, if available, that such funds will be available on acceptable terms. Any such funding could require us to incur a significantly higher interest expense. If we cannot raise additional funds on acceptable terms, we may not be able to make future acquisitions.
The loss of any member of our senior management could impair our relationships with U.S. Federal Government customers and disrupt the management of our business.
We believe that the success of our business and our ability to operate profitably depends on the continued contributions of the members of our senior management. We rely on our senior management to generate business and execute programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with U.S. Federal Government personnel contribute to our ability to maintain strong customer relationships and identify new business opportunities. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. The loss of any member of our senior management could impair our ability to identify and secure new contracts, maintain good customer relations, and otherwise manage our business.
Our business commitments require our employees to travel to potentially dangerous places, which may result in injury to our employees.
Our business involves providing services that require some of our employees to operate in countries that may be experiencing political unrest, war, or terrorism, including Afghanistan and Iraq. Certain senior-level employees or executives may, on occasion, be part of the teams deployed to provide services in these countries. As a result, it is possible that certain of our employees or executives will suffer injury, bodily harm, or death in the course of these deployments. It is also possible that we will encounter unexpected costs in connection with additional risks inherent in sending our employees to dangerous locations, such as increased insurance costs and the repatriation of our employees or executives for reasons beyond our control. We maintain insurance policies that mitigate risk and potential liabilities related to our operations. Our insurance coverage may not be adequate to cover those claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. These problems could cause our actual results to differ materially and adversely from those anticipated.
If we are unable to maintain our current financial position and improve our growth prospects, our business could be adversely affected.
In 2011, we experienced significant expiration of high margin contracts which will impact us in future years. Sustaining our current financial position and positioning ourselves for growth has placed significant demands on our management, as well as on our administrative, operational, and financial resources. For us to continue to sustain our current financial position and position ourselves for growth, we must continue to improve our operational, financial, and management information systems, as well as to expand, motivate, and manage our workforce. If we are unable to maintain our current financial position and position ourselves for growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist us in maintaining our current financial position and positioning ourselves for growth, do not produce the expected benefits, our business, prospects, financial condition, or operating results could be adversely affected.

We may be harmed by intellectual property infringement claims and our failure to protect our intellectual property could enable competitors to market products and services with similar features.
We may become subject to claims from our employees or third parties who assert that software and other forms of intellectual property that we use in delivering services and solutions to our customers infringe upon intellectual property rights of such employees or third parties. Our employees develop much of the intellectual property that we use to provide our services and solutions to our customers, but we also license technology from other vendors. If our employees, vendors, or other third parties assert claims that we or our customers are infringing on their intellectual property rights, we could incur substantial costs to defend those claims. In addition, if any of these infringement claims are ultimately successful, we could be required to: cease selling or using products or services that incorporate the challenged software or technology; obtain a license or additional licenses from our employees, vendors, or other third parties; or redesign our products and services that rely on the challenged software or technology. In addition, if we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings.
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
We have substantial investments in recorded goodwill as a result of prior acquisitions, and changes in future business conditions could cause these investments to become impaired, requiring substantial write-downs that could reduce our operating income.
As of December 31, 2011, goodwill accounted for approximately $150 million, or approximately 53%, of our recorded total assets. Under U.S. generally accepted accounting principles (GAAP), we review our goodwill for impairment at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. If goodwill becomes impaired, we will record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.
Risks Related to Our Industry
Our U.S. Federal Government contracts may be terminated by the U.S. Federal Government at any time, and if we do not replace them, our revenue and operating profits may be adversely affected.
We derive most of our revenue from U.S. Federal Government contracts that typically span one or more base years and one or more option years. U.S. Federal Government Agencies have the right not to exercise these option periods. In addition, our contracts also contain provisions permitting a U.S. Federal Government customer to terminate the contract on short notice and for its convenience, as well as for default. A decision by a U.S. Federal Government Agency not to exercise option periods or to terminate contracts could result in a reduction of our profitability on these contracts and significant revenue shortfalls.
If the U.S. Federal Government terminates a contract for convenience, we may recover only our incurred or committed allowable costs, settlement expenses, and profit on work completed before the termination. We cannot recover anticipated profit on terminated work. If the U.S. Federal Government terminates a contract for default, we may not recover even incurred amounts, and instead may be liable for excess costs incurred by the U.S. Federal Government in procuring undelivered items and services from another source.

U.S. Federal Government contracts contain other provisions that may be unfavorable to us.
U.S. Federal Government contracts contain provisions and are subject to laws and regulations that give the U.S. Federal Government rights and remedies not typically found in commercial contracts. These provisions allow the U.S. Federal Government to terminate a contract for convenience or decline to exercise an option to renew. They also permit the U.S. Federal Government to do the following:
•	reduce or modify contracts or subcontracts;
•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	limit our ability to compete for or perform certain other contracts as a result of OCI clauses;
•	claim rights in products and systems produced by us; and
•	suspend or debar us from doing business with the U.S. Federal Government.
If the U.S. Federal Government exercises its rights under any of these provisions, our revenue and operating profits could decline.
Many of our U.S. Federal Government customers spend their procurement budgets through MACs under which we are required to compete for post-award orders or for which we may not be eligible to compete and could limit our ability to win new contracts and grow revenue.
Budgetary pressures and reforms in the procurement process have caused many U.S. Federal Government customers to increasingly purchase goods and services through agency-specific IDIQ contracts, the GSA Schedule 70 task orders, and other multiple-award and/or GWAC vehicles. These contract vehicles have resulted in increased competition and pricing pressure, requiring us to make sustained post-award efforts to realize revenue under the relevant contract vehicle. The U.S. Federal Government’s ability to select multiple winners under multiple-award schedule contracts, GWACs, blanket purchase agreements, and other agency-specific IDIQ contracts, as well as its right to award subsequent task orders among such multiple winners, means that there is no assurance that these multiple-award contracts will result in the actual orders equal to the ceiling value, or result in any actual orders. We are only eligible to compete for work (task orders and delivery orders) as a prime contractor pursuant to GWACs already awarded to us. Our failure to compete effectively in this procurement environment could reduce our revenue. If the U.S. Federal Government elects to use a contract vehicle that we do not hold a position on, we will not be able to compete as a prime contractor.
Our business could be adversely affected by delays caused by our competitors protesting major contract awards received by us, resulting in the delay of the initiation of work.
There is an increasing trend in the number and duration of protests of the major contract awards we have received in the last several years. The resulting delay in the startup and funding of the work under these contracts may cause our actual results to differ materially and adversely from those anticipated. Specifically, the expense and delay that we may face if our competitors protest or challenge contract awards made to us pursuant to competitive procedures, and the risk that any such protest or challenge could result in the resubmission of offers, or in termination, reduction, or modification of the awarded contract, could result in increased cost and reduced profitability.
In addition, most U.S. Federal Government contract awards are subject to protest by competitors. If specified legal requirements are satisfied, these protests require the U.S. Federal Government Agency to suspend the contractor’s performance of the newly awarded contract pending the outcome of the protest. These protests could also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract.

Each of our contract types involves the risk that we could underestimate our costs and incur losses.
We enter into three types of U.S. Federal Government contracts for our services: time-and-materials, cost-plus fee, and firm fixed-price. For the year ended December 31, 2011, we derived approximately 41%, 32%, and 27% of our revenue from time-and-materials, cost-plus fee, and firm fixed-price contracts, respectively. If we acquire other businesses, our contract mix could change significantly, depending on the size and contract mix of the acquired businesses.
Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of performance, which may result in a reduced profit or a loss on the contract for us. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume minimal financial risk on delivery of time-and-materials contracts because we only assume the risk of performing those contracts at negotiated hourly rates. However, to perform profitably under time-and-material contracts, we must be able to staff the contract with appropriately priced individuals. If we cannot find individuals whose fully-burdened cost is less than the contract value, we will incur a loss on the contract. Under cost-plus fee contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. To the extent that actual costs incurred in performing a cost-plus fee contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. Under firm fixed-price contracts, we perform specific tasks for a fixed-price. Compared to time-and-materials and cost-plus fee contracts, firm fixed-price contracts generally offer higher margin opportunities but involve greater financial risk because we bear the impact of cost overruns. Because we assume the most risk for cost overruns and contingent losses on firm fixed-price contracts, an increase in the percentage of firm fixed-price contracts in our contract mix would increase our risk of suffering losses.
Our failure to comply with complex procurement laws and regulations could cause us to lose business and subject us to a variety of penalties.
We must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. Federal Government contracts, which affect how we do business with our customers and may impose added costs on us. Among the most significant laws and regulations are:
•	the FAR and agency regulations supplemental to the FAR, which comprehensively regulate the formation, administration, and performance of U.S. Federal Government contracts;
•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;
•	the FAR and certain of our U.S. Federal Government contracts contain OCI clauses that may limit our ability to compete for or perform certain other contracts;
•	compliance with the Foreign Corrupt Practices Act or U.S. export control regulations by us or our subcontractors;
•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Federal Government contracts; and
•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data.
Moreover, we are subject to security regulations of the DoD and other Federal Agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control, or influence, our U.S. Federal Government customers could terminate or decide not to renew our contracts, and our ability to obtain new contracts could be impaired.

The U.S. Federal Government may revise its procurement or other practices in a manner adverse to us.
The U.S. Federal Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other multi-award contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. Federal Government may face restrictions from new legislation or regulations, as well as pressure from U.S. Federal Government employees and their unions, on the nature and amount of services the U.S. Federal Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are up for recompetition bids. Any new contracting methods could be costly or administratively difficult for us to implement, and as a result, could harm our operating results. A realignment of funds with changed U.S. Federal Government priorities, including “insourcing” of previously contracted support services, and the realignment of funds to other non-Defense-related programs may reduce the amount of funds available to defense-related and other programs in our core service areas.
A preference for set-aside programs such as minority-owned, small, small-disadvantaged businesses, or other such programs, could affect our ability to be a prime contractor on certain governmental procurements.
As a result of the Small Business Administration (SBA) set-aside program, the U.S. Federal Government may decide to restrict certain procurements only to bidders that qualify as minority-owned, small, small-disadvantaged businesses, or other such programs. As a result, we would not be eligible to perform as a prime contractor on those programs, as we do not qualify for such programs, and would be restricted to a maximum of 49% of the work as a subcontractor on those programs. An increase in the amount of procurements under the SBA set-aside program may affect our ability to bid on new procurements as a prime contractor or restrict our ability to recompete on incumbent work that is placed in the set-aside program.
We derive significant revenue from contracts awarded through a competitive procurement process, which may require significant upfront bid and proposal costs that could negatively affect our operating results.
We derive significant revenue from U.S. Federal Government contracts that are awarded through a competitive procurement process. We expect that most of the U.S. Federal Government business we seek in the foreseeable future will be awarded through competitive processes. Competitive procurements impose substantial costs and present a number of risks, including the substantial cost, managerial time, and effort that we spend to prepare bids and proposals for contracts that may not be awarded to us and could reduce our profitability.
Unfavorable U.S. Federal Government audit results could subject us to a variety of penalties and sanctions and could harm our reputation and relationships with our customers and impair our ability to win new contracts.
The U.S. Federal Government, including the Defense Contract Audit Agency (DCAA), audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. The DCAA reviews a contractor’s internal control system and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems, and the contractor’s compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed may be required to be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and profit.
If a U.S. Federal Government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. Federal Government Agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with U.S. Federal Government Agencies were impaired, or if the U.S. Federal Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit could decline.

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
We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others such as:
•	changes in contract type and profitability;
•	fluctuations in revenue recognized on contracts;
•	variability in demand for our services and solutions;
•	commencement, completion, or termination of contracts during any particular quarter;
•	timing of award or performance incentive-fee notices;
•	timing of significant bid and proposal costs;
•	timing of acquisition activities and the expensing of acquisition-related costs;
•	variable purchasing patterns under the GSA Schedule 70 task orders, GWACs, blanket purchase agreements, and other agency-specific IDIQ contracts;
•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, and joint ventures;
•	strategic investments or changes in business strategy;
•	changes in the extent to which we use subcontractors;
•	volume of product orders placed under our NETCENTS contract or other material-related purchases under our contracts;
•	seasonal fluctuations in our staff utilization rates; and
•	U.S. Federal Government shutdowns or temporary facility closings.
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

In addition, payments due to us from U.S. Federal Government Agencies may be delayed due to billing cycles or as a result of failures of Government budgets to gain Congressional and administration approval in a timely manner. The U.S. Federal Government’s fiscal year ends September 30. If a Federal budget for the next Federal fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue during the fourth quarter of that calendar year or the first quarter of the subsequent year. The U.S. Federal Government’s fiscal year-end can also trigger increased purchase requests from customers for equipment and materials. Any increased purchase requests we receive as a result of the U.S. Federal Government’s fiscal year-end would serve to increase our third- or fourth-quarter revenue but will generally decrease profit margins for that quarter, as these activities generally are not as profitable as our typical offerings.
Mr. Narang, our founder, Chairman and CEO, controls the Company, and his interests may not be aligned with yours.
As of December 31, 2011, Mr. Narang, our founder, Chairman and CEO, through his beneficial ownership of 4,700,000 shares of our Class B common stock and 378,946 shares of our Class A common stock, owned or controlled 85% of the combined voting power and 37% of the outstanding shares of the common stock. Accordingly, Mr. Narang controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability — without the consent of our public stockholders — to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers, or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.
A substantial number of shares of our common stock are eligible for sale by Mr. Narang, which could cause our common stock price to decline significantly.
As of December 31, 2011, Mr. Narang beneficially owned 4,700,000 outstanding shares of Class B common stock and 378,946 shares of Class A common stock of the Company. Mr. Narang may, at his discretion, sell these shares in the public market, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. The market price of our common stock could drop significantly if Mr. Narang sells his interests in the Company or is perceived by the market as intending to sell them.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
We lease office facilities used in our business. Our executive offices and principal operations are located at 11730 Plaza America Drive, Reston, Virginia, where we occupy space under a lease that expires in 2013. We also lease space located in Alabama, Arizona, California, Illinois, Maryland, Nebraska, Ohio, Tennessee, Texas, Virginia, and Washington. We have multiple high-level Sensitive Compartmented Information Facilities (SCIFs). The majority of our employees are located in facilities provided by the U.S. Federal Government. We do not currently own any real estate used in the performance of ongoing contracts and maintain flexibility in facility occupancy through termination and subleasing options concurrent with contract terms in many of our leases. We believe our facilities meet our current needs and that additional facilities will be available as needed.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are involved in legal proceedings arising in the ordinary course of business. At this time, the probability is remote that the outcome of any litigation pending will have a material adverse effect on our financial condition and results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since October 24, 2005, our Class A common stock has been listed on The NASDAQ Global Select Market under the symbol “NCIT.” The following table sets forth, for the periods indicated, the high and low prices of our shares of common stock, as reported on the NASDAQ Global Select Market.

	2011		2010
Quarters	High	Low	High	Low
First	$24.48	$20.01	$32.57	$25.34
Second	25.24	21.55	29.94	20.22
Third	24.25	11.26	25.24	18.15
Fourth	15.15	10.77	24.26	18.15
There is no established public market for our Class B common stock.
As of February 16, 2012, there were 58 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees. As of February 16, 2012, the closing price of our Class A common stock was $7.20.
Share Repurchases
Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our Company’s cash needs, borrowing capacity under our credit facility, interest rates, and the our financial performance and position. We may suspend or discontinue repurchases at any time. In 2011, we purchased 288,000 shares at an average price of $15.47 per share for a total purchase price of $4.5 million. We have $20.5 million remaining under the Board of Directors’ authorization for shares repurchases.
We did not repurchase any shares in the fourth quarter of 2011.

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
Recent Sales of Unregistered Securities
There were no sales of unregistered securities in the fourth quarter of 2011.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from December 31, 2006 through December 31, 2011, with the cumulative total return on (i) the NASDAQ Composite — Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of NCI and the following other U.S. Federal Government service providers with whom we compete: CACI International Inc., Dynamics Research Corporation, ICF International, Inc., and ManTech International Corporation. In 2011, an affiliate of Providence Equity Partners, L.L.C. purchased SRA International, Inc. (SRA). Because SRA is no longer a stand-alone company, we removed SRA from our peer group. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS
AMONG NCI, INC., THE NASDAQ COMPOSITE — TOTAL RETURNS, THE RUSSELL 2000 INDEX, AND
U.S. FEDERAL GOVERNMENT SERVICES PEER GROUP

December 31, 2011
NCI, Inc.	$76.21
NASDAQ Composite—Total Returns	113.16
Russell 2000 Index	100.75
U.S. Federal Government services peer group	98.32

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2011. We derived the selected consolidated financial data from our audited consolidated financial statements. Prospective investors should read this selected financial data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2011 (a)	2010	2009(b)	2008 (c)	2007 (d)
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$558,261	$581,341	$468,910	$390,596	$304,420

Operating costs and expenses:
Cost of revenue	499,398	512,779	407,322	336,473	263,679
General and administrative expenses	24,150	23,730	21,848	20,079	15,396
Depreciation and amortization	6,732	5,054	4,228	3,660	3,012
Acquisition and integration related expenses	1,012	—	199	—	—
Restructuring charge	3,139	—	—	—	—
Gain on extinguishment of contingent consideration liability	—	—	(2,285)	—	—

Total operating costs and expenses	534,431	541,563	431,312	360,212	282,087

Operating income	23,830	39,778	37,598	30,384	22,333
Interest expense, net	1,698	598	657	2,026	1,342

Income before income taxes	22,132	39,180	36,941	28,358	20,991
Provision for income taxes	8,974	15,309	14,784	11,318	8,420

Net income	$13,158	$23,871	$22,157	$17,040	$12,571

Earnings per share:
Basic	$0.96	$1.75	$1.65	$1.28	$0.94
Diluted	$0.95	$1.72	$1.61	$1.25	$0.93
Weighted average shares:
Basic	13,675	13,621	13,452	13,362	13,335
Diluted	13,830	13,878	13,775	13,633	13,539

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,819	$2,791	$1,193	$1,267	$109
Net working capital	48,786	55,684	48,073	41,146	38,563
Total assets	282,614	269,478	241,651	200,333	178,746
Total long-term debt	54,000	20,023	42,094	40,220	43,318
Total stockholders’ equity	163,801	153,047	124,227	98,859	80,241
Notes to Five-Year Summary

(a)	Effective April 1, 2011, we acquired AdvanceMed Corporation (AdvanceMed).

(b)	During the third quarter of 2009, we recognized a contingent liability of $5.3 million as part of the TRS acquisition associated with future earnout payments. During the fourth quarter of 2009, we and the previous majority shareholder of TRS entered into negotiations to terminate the contingent consideration earnout for an immediate cash payment. Both parties determined it was in the best interest of the combined entity to eliminate the earnout, and the parties mutually agreed to the $3 million settlement. Consequently, we recognized a $2.3 million gain on the extinguishment of contingent consideration liability in 2009.

(c)	Acquisition costs associated with the acquisition of the PEO Soldier assets were capitalized in accordance with U.S. GAAP in effect at that time.

(d)	Effective June 27, 2007, we acquired Karta Technologies, Inc. (Karta). Acquisition costs associated with the acquisition of Karta were capitalized in accordance with U.S. GAAP in effect at that time.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include, but are not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this Form 10-K.
OVERVIEW
We are a provider of information technology (IT) and professional engineering services and solutions to U.S. Federal Government Agencies. Our technology and industry expertise enables us to provide a full spectrum of services and solutions that assist our customers in achieving their program goals. We deliver a wide range of complex services and solutions by leveraging our skills across eight core competencies.
•	Enterprise systems management
•	Network engineering
•	Cybersecurity and information assurance
•	Software development and systems engineering
•	Program management and lifecycle support
•	Engineering and logistics
•	Health IT and informatics
•	Training and simulation
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

	Year ended December 31,
	2011	2010	2009
Defense and Intelligence Agencies	86%	92%	88%
Federal Civilian Agencies	14	8	12
The increase in the percentage of total revenue earned on work for Federal Civilian Agencies was primarily due to our acquisition of AdvanceMed Corporation (“AdvanceMed”, see AdvanceMed Acquisition below).
We believe that our contract base is well diversified. As of December 31, 2011, our total contract backlog was approximately $1.0 billion, of which approximately $220 million was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts that we believe have a more likely than not probability of being exercised. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC, agency-specific IDIQ, or other multiple-award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded.

AdvanceMed Acquisition
On April 1, 2011, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) dated February 24, 2011, we completed our purchase of 100% of the stock of AdvanceMed from an affiliate of Computer Sciences Corporation. We acquired AdvanceMed to enhance the scope of our information technology and professional services in general and to develop our data analytics and informatics practice.
Under the terms of the Purchase Agreement, we acquired AdvanceMed for $63.3 million in cash. The transaction was funded through cash on hand and borrowings of approximately $62.0 million under our existing credit facility.
The acquisition has been accounted for under the purchase method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill.
Revenue
Substantially all of our revenue is derived from services and solutions provided to the U.S. Federal Government, primarily by our employees and, to a lesser extent, our subcontractors. We derived approximately 90%, 88%, and 84% of our revenue as a prime contractor for the years ended 2011, 2010, and 2009, respectively.
Contract Types
Our services and solutions are provided under three basic types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.
The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Year ended December 31,
	2011	2010	2009
Time-and-materials	41%	55%	51%
Cost-plus fee	32	14	15
Firm fixed-price	27	31	34
The increase in our revenue under cost-plus fee type contracts primarily resulted from our acquisition of AdvanceMed and the transition of our U.S. Army Program Executive Office (PEO) Soldier contract from time-and-materials type contract to cost-plus fee type contract in the second quarter of 2011.
The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, where we are paid a fixed hourly rate by labor category, to the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus fee contracts, there is limited financial risk, because we are reimbursed all our allowable costs, and therefore, the profit margins tend to be lower on cost-plus fee contracts. Under firm fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus fee contracts, firm fixed-price contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our firm fixed-price service contracts are firm fixed-price level-of-effort work, which has a lower risk than firm fixed-price completion or deliverable contracts, such as software development. Some of our GWACs include provisions for both services, as well as product (hardware and software) purchases. Firm fixed-price product sales, such as under our Base Realignment and Closure (BRAC) and U.S. Air Force’s Network Centric Solutions (NETCENTS) task orders, tend to carry lower margins, but with lower risk as well, because our prices from our vendors are fixed.

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
Acquisition and Integration Related Expenses
Acquisition and integration related expenses include costs related to our acquisitions or potential acquisitions. These expenses include external professional fees such as accounting, legal, investment bank, as well as other fees.
Restructuring Charge
Restructuring charges related to our corporate restructuring in December 2011. These expenses include severance costs and lease costs for space no longer being utilized by us.
Interest Expense, net
Interest income is primarily related to earnings on short-term, highly liquid investments of our excess cash. Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and amortization of deferred financing fees.

Results of Operations
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
The following table sets forth certain items from our consolidated statements of income and expenses for the years ended December 31:

	2011	2010	2011	2010
	(in thousands)		(as a Percentage of Revenue)
Revenue	$558,261	$581,341	100.0%	100.0%

Operating expenses:
Cost of revenue	499,398	512,779	89.5	88.2
General and administrative expenses	24,150	23,730	4.3	4.1
Depreciation and amortization	6,732	5,054	1.2	0.9
Acquisition and integration related expenses	1,012	—	0.2	—
Restructuring charge	3,139	—	0.5	—

Total operating expenses	534,431	541,563	95.7	93.2

Operating income	23,830	39,778	4.3	6.8
Interest expense, net	1,698	598	0.3	0.1

Income before income taxes	22,132	39,180	4.0	6.7
Provision for income taxes	8,974	15,309	1.6	2.6

Net income	$13,158	$23,871	2.4%	4.1%

Revenue
Revenue for the year ended December 31, 2011 was $558.3 million, compared to $581.3 million for the year ended December 31, 2010, representing a decrease of $23.0 million, or 4.0%. This decrease in revenue is principally due to expiration of approximately $61 million of task orders and contracts within our core contract base, a reduction of approximately $33 million associated with our core contract base as a result of reductions in scope of work and lost contract recompetes, and a reduction in our non-core BRAC programs and NETCENTS materials contract. These factors were partially offset by increases in other program revenue derived from the acquisition of AdvanceMed, our PEO Soldier program, and increases from new and existing contracts.
Our PEO Soldier contract accounted for approximately $86.0 million and $79.5 million of our revenue in 2011 and 2010, respectively. This represented 15.4% and 13.7% of our revenue in 2011 and 2010, respectively.
Cost of revenue
Cost of revenue for the year ended December 31, 2011 was $499.4 million, or 89.5% of revenue, compared to $512.8 million, or 88.2% of revenue, for the year ended December 31, 2010. The decrease in cost of revenue was attributable to a reduction in revenue. The increase of cost of revenue as a percentage of revenue was primarily due to lower gross margin on our PEO Soldier contract as a result of it moving from a time-and-materials contract type to a cost-plus contract type and losses incurred on certain fixed-price contracts.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2011 were $24.2 million, or 4.3% of revenue, compared to $23.7 million, or 4.1% of revenue, for the year ended December 31, 2010. The increase was due to higher indirect support expenses such as, higher indirect support salaries and associated benefits, partially offset by a decrease in bid and proposal costs.

Depreciation and amortization
Depreciation and amortization for the years ended December 31, 2011 and 2010 was $6.7 million and $5.1 million, respectively. The year-over-year increase was due primarily to the added depreciation expense associated with the assets acquired through the AdvanceMed acquisition.
Acquisition and integration related expenses
During 2011, we incurred $1.0 million in acquisition and integration related expenses to acquire AdvanceMed.
Restructuring charge
During the fourth quarter of 2011, we incurred $3.1 million relating to a reduction in force and leased space costs. The restructuring charge includes estimates for rents relating to leased space which we are no longer using but we are subject to lease obligations in the amount of $2.6 million. Severance costs for the terminated employees were approximately $0.5 million.
Operating income
For the year ended December 31, 2011, operating income was $23.8 million, or 4.3% of revenue, compared to $39.8 million, or 6.8% of revenue, for the year ended December 31, 2010. Operating income and margin were lower for the year ended December 31, 2011 as compared to the year ended December 31, 2010 for the reasons discussed above.
Interest expense, net
For the year ended December 31, 2011, net interest expense was $1.7 million compared to $0.6 million for the year ended December 31, 2010. Net interest expense increased as a result of higher borrowings on our senior credit facility to fund the purchase of AdvanceMed, as well as a higher weighted average borrowing rate during the period. During 2011, we had a weighted average outstanding loan balance of $63.1 million and a weighted average borrowing rate of approximately 2.3%. During 2010, we had a weighted average outstanding loan balance of $30.9 million and a weighted average borrowing rate of approximately 1.3%.
Provision for Income taxes
For the year ended December 31, 2011, our provision for income taxes was 40.5% of our income before tax. This is an increase from 39.1% of our income before tax for the year ended December 31, 2010. The increase was principally attributable to an increase in permanent tax differences and an increase in the aggregate state tax rate.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
The following table sets forth certain items from our consolidated statements of income and expenses for the years ended December 31:

	2010	2009	2010	2009
	(in thousands)		(as a Percentage of Revenue)
Revenue	$581,341	$468,910	100.0%	100.0%

Operating expenses:
Cost of revenue	512,779	407,322	88.2	86.9
General and administrative expenses	23,730	21,848	4.1	4.7
Depreciation and amortization	5,054	4,228	0.9	0.9
Acquisition and integration related expenses	—	199	—	—
Gain on extinguishment of contingent consideration liability	—	(2,285)	—	(0.5)

Total operating expenses	541,563	431,312	93.2	92.0

Operating income	39,778	37,598	6.8	8.0
Interest expense, net	598	657	0.1	0.1

Income before income taxes	39,180	36,941	6.7	7.9
Provision for income taxes	15,309	14,784	2.6	3.2

Net income	$23,871	$22,157	4.1%	4.7%

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
Our PEO Soldier contract accounted for approximately $79.5 million and $47.0 million of our revenue in 2010 and 2009, respectively. This represented 13.7% and 10.0% of our revenue in 2011 and 2010, respectively.
Cost of revenue
Cost of revenue for the year ended December 31, 2010 was $512.8 million, or 88.2% of revenue, compared to $407.3 million, or 86.9% of revenue, for the year ended December 31, 2009. The increase was due to approximately $16.1 million in higher direct labor and associated indirect expenses, such as fringe benefits, and approximately $87.2 million in additional subcontractor support, IT product costs, and other direct costs incurred under our contracts. These increases are the result of new contract and task order awards and growth on existing contracts. The increase in cost of revenue as a percentage of revenue is due to the increase in material-related sales which carry a lower margin.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2010 were $23.7 million, or 4.1% of revenue, compared to $21.8 million, or 4.7% of revenue, for the year ended December 31, 2009. General and administrative expenses as a percentage of revenue declined as we continue to leverage our corporate infrastructure expenses over a larger revenue base. The increase in general and administrative expenses is due to higher bid and proposal costs, increased software maintenance fees relating to our new Enterprise Resource Planning (ERP) system implemented during 2010, partially offset by a decrease in executive and other senior management overhead.

Depreciation and amortization
Depreciation and amortization years ended December 31, 2010 and 2009 was $5.1 million and $4.2 million, respectively. The increase primarily was the result of the new ERP system implemented during 2010.
Acquisition and integration related expenses
During 2009, we incurred $0.2 million in acquisition and integration related expenses to acquire TRS Consulting Inc. (TRS).
Gain on extinguishment of contingent consideration liability
During the third quarter of 2009, we recognized a contingent liability of $5.3 million as part of the TRS acquisition associated with future earnout payments. During the fourth quarter of 2009, we and the previous majority shareholder of TRS entered into negotiations to terminate the contingent consideration earnout for an immediate cash payment. The rationale for terminating the earnout was based primarily on the operational issues around maintaining detailed financial information to monitor the earnout, and the business impact due to the inability to leverage TRS resources into our business areas without negatively affecting the achievement of the earnout targets, and the attractive discount on the potential liability to settle the earnout early. The earnout potential was $6 million and had a fair value of $5.3 million, which was recorded as a liability at the time of the TRS acquisition. Both parties determined it was in the best interest of the combined entity to eliminate the earnout, and the parties mutually agreed to the $3 million settlement, 50% of the potential earnout payment. Consequently, we recognized a $2.3 million gain on the extinguishment of contingent consideration liability in 2009.
Operating income
For the year ended December 31, 2010, operating income was $39.8 million, or 6.8% of revenue, compared to $37.6 million, or 8.0% of revenue, for the year ended December 31, 2009. Operating margin primarily decreased because our 2009 operating margin included $2.3 million from the gain associated with the extinguishment of the contingent consideration related to our TRS acquisition and due to the increase in material-related sales which typically carry a lower margin.
Interest expense, net
For the year ended December 31, 2010, net interest expense was $0.6 million compared to $0.7 million for the year ended December 31, 2009. The decrease in interest expense was the result of a lower weighted average outstanding loan balance and lower borrowing rate. During 2010, we had a weighted average outstanding loan balance of $30.9 million and a weighted average borrowing rate of approximately 1.3%. During 2009, we had a weighted average outstanding loan balance of $36.6 million and a weighted average borrowing rate of approximately 1.5%.
Provision for Income taxes
For the year ended December 31, 2010, our provision for income taxes was 39.1% of our income before tax. This is a decrease from 40.0% of our income before tax for the year ended December 31, 2009. The decrease was principally attributable to a reduction in state income taxes as a result of corporate restructuring which occurred in the first quarter of 2010.
Effects of Inflation
We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. During 2011, approximately 41% of our revenue was generated under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also during 2011, approximately 32% of our revenue was generated under cost-plus fee contracts, which automatically adjust for changes in cost. The remaining 27% of our revenue was generated under firm fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

Contract Backlog
As of December 31, 2011 and 2010, our backlog was $1.0 billion and $1.3 billion, respectively, of which $220 million and $302 million, respectively, was funded. We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC or other multiple-award contract vehicles.
In 2011, we experienced significant reductions in contract backlog as a result of reductions in scope of work and lost contract recompetes, among other factors.
Trends in Revenue and Operating Margin
Revenue
We expect our revenue to decline in 2012 as compared to 2011, due to the completion of our BRAC related and other noncore programs, the expiration of task orders and contracts within our core contract base, the reduction in scope on certain contracts and lost contract recompetes, among other factors, including shifting budget priorities of the U.S. Federal Government as described more fully under “Item 1. Business — Market Opportunity — Current Market Environment” above. We do not expect that revenue derived from new business in 2012 will meaningfully offset the reduction in revenue.
Operating Margin
We expect our operating margin to decline in 2012 as compared to 2011, due to increased costs related to investment in business development resources to support organic growth, and the decreased absorption of our indirect costs on the lower revenue base.
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
On April 1, 2011, we acquired AdvanceMed for $63.3 million in cash. The transaction was funded through borrowings under our existing credit facility and cash on hand. During 2011, the balance of accounts receivable decreased by $37.6 million to $95.1 million at the end of the year. Days sales outstanding of accounts receivable (DSO) increased 5 days to 76 days at December 31, 2011 as compared to 71 days at December 31, 2010.
As of December 31, 2011, there was $54.0 million due under the credit facility, reflecting borrowings of $62.0 million for the AdvanceMed acquisition, $20.0 million outstanding as of December 31, 2010, and $28.0 million of net repayments during 2011.
Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our Company’s cash needs, borrowing capacity under our credit facility, interest rates, and our financial performance and position. We may suspend or discontinue repurchases at any time. During 2011, we purchased 288,000 shares at an average price of $15.47 per share for a total purchase price of $4.5 million. We have $20.5 million remaining under the Board of Directors’ authorization for share repurchases.

Credit Facility: Our senior credit facility consists of a revolving line of credit with a borrowing capacity of up to $125.0 million principal amount. The credit facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to $175.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin (spread), ranging from 200 to 300 basis points, based on the amount of our outstanding senior debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) adjusted for acquisitions. The accrued interest is due and payable monthly. The outstanding borrowings are collateralized by a security interest in substantially all our assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The credit facility expires on December 13, 2014. We do not currently hedge our interest rate risk. The credit facility allows us to use borrowings thereunder of up to $25 million to repurchase shares of our common stock. Funds borrowed under the credit facility will be used to finance possible future acquisitions, for working capital requirements, for stock repurchases, and for general corporate uses.
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
As of December 31, 2011, the spread above LIBOR was 225 basis points and thus, the loan accrued interest at 2.5%. The credit facility contains various restrictive covenants that, among other things, restrict our ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require us to maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds.
As of December 31, 2011, we were in compliance with all our loan covenants.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2011 that require us to make future cash payments.

	Payments due by period
		Less than	1–3	3–5	More than
Contractual obligations:	Total	1 year	years	years	5 years
	(in thousands)
Credit facility	$54,000	$—	$54,000	$—	$—
Operating lease obligations	14,786	6,090	6,044	2,555	97

Total	$68,786	$6,090	$60,044	$2,555	$97

Critical Accounting Policies
Revenue Recognition
Our revenue recognition policy addresses our three different types of contractual arrangements: time-and-materials contracts; cost-plus fee contracts; and firm fixed-price contracts.
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
Cost-plus Fee Contracts: Generally, revenue on cost-plus fee contracts is recognized as services are performed, based on the allowable costs incurred during the period, plus any recognizable earned fee. The Company does not recognize award-fee income until the fees are fixed or determinable. Due to such timing, and to fluctuations in the level of revenue, profit as a percentage of revenue on award-fee contracts will fluctuate period to period.
Firm Fixed-price Contracts: Revenue recognition methods on firm fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenue on firm fixed-price service contracts is recognized as services are performed. Generally, revenue is deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenue on firm fixed-price contracts that require delivery of specific items is recognized based on a price per unit as units are delivered. Revenue for firm fixed-price contracts in which we are paid a specific amount to provide services for a stated period of time is recognized ratably over the service period. Profits related to contracts accounted for under this method may fluctuate from period to period, particularly in the early phases of the contract. Anticipated losses on contracts accounted for under this method are recognized as incurred.
Revenue on certain firm fixed-price contracts where we are designing, engineering, or manufacturing to the customer’s specifications is recognized on the percentage-of-completion method of accounting, generally using costs incurred in relation to total estimated costs to measure progress toward completion. Profits on firm fixed-price contracts result from the difference between the incurred costs and the revenue earned. Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion requires the use of estimates. Contract costs include material, labor, and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, we apply judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts accounted for under the percentage-of-completion method of accounting are recognized in the period they are deemed probable and can be reasonably estimated.
Our contracts may include the delivery of a combination of one or more of our service offerings (e.g., a combination of hardware components, related integration or other services). Each deliverable within a multiple-deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We consider a deliverable to have standalone value if we sell this item separately or if the item is sold by another vendor or could be resold by the customer. Further, our revenue arrangements generally do not include a general right of return relative to delivered products. Deliverables not meeting the criteria for being a separate unit of accounting are combined with a deliverable that does meet that criterion. The appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting.

In situations where we determine that our arrangements with multiple elements should be treated as separate units of accounting, we allocate revenue to each element of the arrangement based on the following hierarchy: (1) vendor-specific objective evidence of fair value (VSOE); (2) relevant third-party evidence of selling price (TPE); or (3) management’s best estimate of selling price. Most often in our arrangements where we believe we can separate deliverables, VSOE and TPE do not exist and we allocate revenue to any separate deliverables based on our best estimate of selling price. In making this estimate, we consider all reasonably available information, including both market data and conditions and entity-specific factors. Further, such estimate will vary depending on the unique facts and circumstances of each contractual arrangement and deliverable.
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
Goodwill is reviewed for impairment no less than annually or when circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Annually on October 1, and when circumstances dictate, we perform a fair value analysis of our reporting unit. If goodwill becomes impaired, we will record a charge to earnings in our financial statements in the period in which any impairment of our goodwill is determined. During 2010, the Company performed a fair value analysis of its reporting unit as of October 1. During 2011, we reviewed Goodwill for impairment as of October 1, 2011 and December 5, 2011 after our restructuring charge. As of each measurement date, we determined goodwill was not impaired.
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
Our acquisitions to date have been treated as asset purchases under the Internal Revenue Code. As such, the goodwill generated from those acquisitions is deductible for tax purposes. For the year ended December 31, 2011, the tax deduction was $9.2 million. At our tax rate of 40.5%, this deduction saved us approximately $3.7 million in current income tax expenditures. As of December 31, 2011, we have approximately $110 million in future goodwill tax deductions. As previously noted, goodwill is not deducted for book purposes. Consequently, as we deduct the goodwill for tax purposes, we are increasing our deferred tax liabilities.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the year ended December 31, 2011, a 1% change in interest rates would have changed our interest expense and cash flows by approximately $0.6 million. This estimate is based on our average loan balances for the year.
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
The consolidated financial statements of NCI, Inc. are included in this report beginning on page F-1.

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
Evaluation of the Effectiveness of Disclosure Controls and Procedures
Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.
Management’s Report on Internal Controls Over Financial Reporting
Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by COSO in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2011, our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
The Company made no change to its internal control over financial reporting in the three months ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Entry into a Material Compensatory Arrangement
On March 9, 2012, NCI, Inc. (“NCI” or the “Company”) entered into separate change in control and severance agreements (the “Agreement”) with each of the following executives: Brian J. Clark, President, Marco de Vito, Chief Operating Officer, Lucas J. Narel, Chief Financial Officer, and Michele R. Cappello, General Counsel (the “Executives”).
The terms of each agreement are summarized below.
The initial term of the Agreement is through December 31, 2012. The term is automatically renewed for successive one year periods unless, not later than September 30, NCI or the Executive to this Agreement has given notice to the other that the Agreement shall not be extended; provided, however, that if a Change in Control or Potential Change in Control (each as defined in the Agreement) has occurred during the term of the Agreement, the Agreement shall continue in effect until the later of 36 months beyond the month in which the latest Change in Control occurred or the next December 31 that is at least 18 months after the latest occurrence of a Potential Change in Control unless earlier terminated as described below.
Upon a Change in Control, any outstanding unvested equity awards shall automatically vest and all restrictions on such awards shall automatically lapse. All other severance and benefits have been structured as “double trigger” events. The severance benefits are paid only if, during the term and either within 36 months after a Change in Control or within a Potential Change in Control Period (as defined in the Agreement), (i) the Executive’s employment is terminated by the Company or any successor to the Company for any reason other than Cause (as defined in the Agreement), or (ii) the Executive terminates his or her employment due to Good Reason (as defined in the Agreement) (a “Qualifying Termination”).
Upon a Qualifying Termination, the Company will pay Executive the following:
(i)	any accrued and unpaid salary, bonus, expense reimbursements, and vacation pay; and
(ii)
a cash amount equal to the sum of the following amounts: (a) two times the higher of Executive’s annual base salary and Target Bonus in effect immediately prior to the occurrence of the event or circumstance upon which the termination is based or Executive’s annual base salary in effect immediately prior to the Change in Control; and (b) a pro-rated amount of the aggregate amount of the Executive’s annual bonus opportunity at the target level for the year in which the termination is made under the annual incentive plan applicable to Executive as in effect immediately prior to the occurrence of the event or circumstances giving rise to the termination, determined by multiplying your target level bonus amount by a fraction, the numerator of which is the number of days in the annual performance measurement period through the date of termination and the denominator of which is 365.

In addition, upon a Qualifying Termination, the Executive will also receive continuation under the terms provided to similarly situated active employees, at no cost to Executive, of life, medical and dental insurance coverage in which Executive (or your dependents) was participating as of the date of termination (subject to such modifications as shall be established for all employees of the Company) until the earliest of: (a) the 18 month anniversary of Executive’s date of termination; (b) the date Executive first breaches the Release Agreement or any restrictive covenant hereunder or in any employment or other agreement with the Company which survives termination of Executive’s employment; or (c) the date Executive becomes eligible for comparable benefits under a similar welfare benefit plan of a successor employer.
The Agreement also provides that the Company will gross-up any severance payments to the extent the payments would be subject to an excise tax imposed under Section 4999 of the Internal Revenue Code or any similar federal, state or local tax that may be imposed.
To receive the various benefits described above, the Executive must sign and not revoke a one year non-competition agreement and a general release of claims.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE
The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Compensation,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”), and that information is incorporated by reference in this Form 10-K.
The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
The information required by Item 406 of Regulation S-K concerning the Company’s Code of Ethics is included under the caption “Election of Directors” in our 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which Company stockholders may recommend nominees to the Company’s Board of Directors is included under the caption “Election of Directors” in our 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.
The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is included under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” in our 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is included under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2012 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this annual report on Form 10-K:
(1)
Report of Independent Registered Public Accounting Firm On Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm On The Consolidated Financial Statements
Consolidated Statements of Income for the years ended December 31, 2011, 2010, and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009
Notes to Consolidated Financial Statements
F.	Exhibits required by Item 601 of Regulation S-K:

Number	Description
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

10.2*‡	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Brian J. Clark.
10.3*‡	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Marco F. de Vito.
10.4*‡	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Michele R. Cappello.
10.5*‡	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Lucas J. Narel.
21.1‡	Subsidiaries of Registrant
23.1‡	Consent of Ernst & Young LLP.
31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.DEF	XBRL Extension Definition Linkbase
101.LAB	XBRL Extension Label Linkbase
101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement.
(b)	Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCI, Inc. Registrant
Date: March 9, 2012	By:	/s/ CHARLES K. NARANG
Charles K. Narang
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each person whose signature appears below hereby constitutes and appoints each of Charles K. Narang and Lucas J. Narel as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign, any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ BRIAN J. CLARK Brian J. Clark	President and Director	March 9, 2012

/s/ LUCAS J. NAREL Lucas J. Narel	Executive Vice President, Chief Financial Officer and Treasurer	March 9, 2012

/s/ JAMES P. ALLEN James P. Allen	Director	March 9, 2012

/s/ TERRY W. GLASGOW Terry W. Glasgow	Director	March 9, 2012

/s/ JOHN E. LAWLER John E. Lawler	Director	March 9, 2012

/s/ PAUL V. LOMBARDI Paul V. Lombardi	Director	March 9, 2012

/s/ J. PATRICK MCMAHON J. Patrick McMahon	Director	March 9, 2012

/s/ PHILIP O. NOLAN Philip O. Nolan	Director	March 9, 2012

/s/ STEPHEN L. WAECHTER Stephen L. Waechter	Director	March 9, 2012

/s/ DANIEL R. YOUNG Daniel R. Young	Director	March 9, 2012

INDEX TO FINANCIAL STATEMENTS
NCI, INC.

Report of Independent Registered Public Accounting Firm
On Internal Controls Over Financial Reporting
The Board of Directors and Stockholders of NCI, Inc.
We have audited NCI, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NCI, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, NCI, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of NCI, Inc., and our report dated March 9, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, VA
March 9, 2012

Report of Independent Registered Public Accounting Firm
On The Consolidated Financial Statements
The Board of Directors and Stockholders of NCI, Inc.
We have audited the accompanying consolidated balance sheets of NCI, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NCI, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
McLean, VA
March 9, 2012

NCI, Inc.
Consolidated Statements of Income
(in thousands, except per share amounts)

	Year ended December 31,
	2011	2010	2009
Revenue	$558,261	$581,341	$468,910

Operating expenses:
Cost of revenue	499,398	512,779	407,322
General and administrative expenses	24,150	23,730	21,848
Depreciation and amortization	6,732	5,054	4,228
Acquisition and integration related expenses	1,012	—	199
Restructuring charge	3,139	—	—
Gain on extinguishment of contingent consideration liability	—	—	(2,285)

Total operating expenses	534,431	541,563	431,312

Operating income	23,830	39,778	37,598
Interest expense, net	1,698	598	657

Income before income taxes	22,132	39,180	36,941
Provision for income taxes	8,974	15,309	14,784

Net income	$13,158	$23,871	$22,157

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,675	13,621	13,452

Net income per share	$0.96	$1.75	$1.65

Diluted:
Weighted average shares outstanding	13,830	13,878	13,775

Net income per share	$0.95	$1.72	$1.61
The accompanying notes are an integral
part of these consolidated financial statements

NCI, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	As of December 31,
	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$2,819	$2,791
Accounts receivable, net	95,075	132,693
Deferred tax assets, net	4,152	4,547
Prepaid expenses and other current assets	3,159	3,347

Total current assets	105,205	143,378

Property and equipment, net	15,495	11,751
Other assets	1,875	1,590
Intangible assets, net	9,717	6,179
Goodwill	150,322	106,580

Total assets	$282,614	$269,478

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$30,018	$61,046
Accrued salaries and benefits	18,717	20,229
Deferred revenue	1,987	2,951
Other accrued expenses	5,697	3,468

Total current liabilities	56,419	87,694

Long-term debt	54,000	20,000
Deferred tax liabilities, net	6,165	7,450
Other long-term liabilities	2,229	1,287

Total liabilities	118,813	116,431

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,163 shares issued and 8,875 shares outstanding as of December 31, 2011, and 8,469 shares issued and outstanding as of December 31, 2010	174	161
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of December 31, 2011 and 5,200 shares issued and outstanding as of December 31, 2010	89	99
Additional paid-in capital	69,937	67,889
Treasury stock at cost— 288 and 0 shares of Class A commons stock as of December 31, 2011 and 2010, respectively	(4,455)	—
Retained earnings	98,056	84,898

Total stockholders’ equity	163,801	153,047

Total liabilities and stockholders’ equity	$282,614	$269,478

The accompanying notes are an integral
part of these consolidated financial statements

NCI, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands)

	Class A		Class B		Additional		Class A		Total
	common stock		common stock		Paid-in	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2008	8,206	$156	5,200	$99	$59,734	$38,870	—	$—	$98,859
Net income	—	—	—	—	—	22,157	—	—	22,157
Stock compensation expense	—	—	—	—	1,784	—	—	—	1,784
Exercise of stock options	82	2	—	—	1,017	—	—	—	1,019
Net excess tax benefits of stock option exercises	—	—	—	—	408	—	—	—	408

Balance at December 31, 2009	8,288	$158	5,200	$99	$62,943	$61,027	—	$—	$124,227
Net income	—	—	—	—	—	23,871	—	—	23,871
Stock compensation expense	—	—	—	—	1,607	—	—	—	1,607
Exercise of stock options	181	3	—	—	2,930	—	—	—	2,933
Net excess tax benefits of stock option exercises	—	—	—	—	409	—	—	—	409

Balance at December 31, 2010	8,469	$161	5,200	$99	$67,889	$84,898	—	$—	$153,047
Net income	—	—	—	—	—	13,158	—	—	13,158
Conversion of Class B common stock to Class A common stock	500	10	(500)	(10)	—	—	—	—	—
Stock compensation expense	165	3	—	—	1,797	—	—	—	1,800
Exercise of stock options	29	—	—	—	261	—	—	—	261
Net excess tax benefits of stock option exercises	—	—	—	—	(10)	—	—	—	(10)
Purchase of Class A common stock for Treasury	(288)	—	—	—	—	—	288	(4,455)	(4,455)

Balance at December 31, 2011	8,875	$174	4,700	$89	$69,937	$98,056	288	$(4,455)	$163,801

The accompanying notes are an integral
part of these consolidated financial statements

NCI, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$13,158	$23,871	$22,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,732	5,054	4,228
Loss (Gain) on sale and disposal of property and equipment	84	(85)	2
Stock compensation expense	1,800	1,607	1,784
Deferred income taxes	(982)	3,290	1,038
Changes in operating assets and liabilities:
Accounts receivable, net	50,353	(22,666)	(16,617)
Prepaid expenses and other assets	324	(1,765)	191
Accounts payable	(32,314)	18,713	9,531
Accrued expenses	(2,908)	(947)	(3,113)

Net cash provided by operating activities	36,247	27,072	19,201

Cash flows from investing activities:
Purchase of property and equipment	(2,775)	(6,218)	(4,622)
Proceeds from sale of property and equipment	19	141	—
Cash paid for acquisitions, net of cash acquired	(63,327)	—	(17,953)

Net cash used in investing activities	(66,083)	(6,077)	(22,575)

Cash flows from financing activities:
Borrowings under credit facility	201,152	119,349	113,719
Repayments on credit facility	(167,152)	(141,349)	(111,719)
Financing costs paid	—	(669)	—
Principal payments under capital lease obligations	(23)	(70)	(127)
Proceeds from exercise of stock options	261	2,933	1,019
Excess tax deduction from exercise of stock options	81	409	408
Purchases of Class A common stock	(4,455)	—	—

Net cash provided by (used in) financing activities	29,864	(19,397)	3,300

Net change in cash and cash equivalents	28	1,598	(74)
Cash and cash equivalents, beginning of year	2,791	1,193	1,267

Cash and cash equivalents, end of year	$2,819	$2,791	$1,193

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,798	$646	$712

Income taxes	$11,589	$12,690	$13,374

The accompanying notes are an integral
part of these consolidated financial statements

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
1. Business Overview
NCI provides IT and professional services and solutions by leveraging our eight core service offerings: enterprise systems management; network engineering; cybersecurity and information assurance; software development and systems engineering; program management and lifecycle support; engineering and logistics; health IT and informatics; and training and simulation. The Company provides these services to U.S. Defense, Intelligence, and Federal Civilian Agencies. Substantially all of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the United States.
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
Revenue Recognition
Substantially all of the Company’s revenue is derived from services and solutions provided to the U.S. Federal Government, primarily by Company employees and, to a lesser extent, subcontractors. The Company generates its revenue from three different types of contractual arrangements: time-and-materials contracts; cost-plus fee contracts; and firm fixed-price contracts.
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
Generally, revenue on cost-plus fee contracts is recognized as services are performed, based on the allowable costs incurred in the period, plus any recognizable earned fee. The Company does not recognize award-fee income until the fees are fixed or determinable. Due to such timing, and to fluctuations in the level of revenue, profit as a percentage of revenue on award-fee contracts will fluctuate period to period.
Revenue recognition methods on firm fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenue on firm fixed-price service contracts is recognized as services are performed. Generally, revenue is deferred until all the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenue on firm fixed-price contracts that require delivery of specific items is recognized based on a price per unit as units are delivered. Revenue for firm fixed-price contracts in which the Company is paid a specific amount to provide services for a stated period of time is recognized ratably over the service period.

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
Profits related to contracts accounted for under this method may fluctuate from period to period, particularly in the early phases of the contract. Anticipated losses on contracts accounted for under this method are recognized as incurred.
Revenue on certain firm fixed-price contracts where the Company is designing, engineering, or manufacturing to the customer’s specifications is recognized on the percentage-of-completion method of accounting, generally using costs incurred in relation to total estimated costs to measure progress toward completion. Profits on firm fixed-price contracts result from the difference between the incurred costs and the revenue earned. Contract accounting requires significant judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of total revenue and cost at completion requires the use of estimates. Contract costs include material, labor, and subcontracting costs, as well as an allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. For contract change orders, claims or similar items, the Company applies judgment in estimating the amounts and assessing the potential for realization. These amounts are only included in contract value when they can be reliably estimated and realization is considered probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. Anticipated losses on contracts accounted for under the percentage-of-completion method are recognized in the period they are deemed probable and can be reasonably estimated.
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
In situations where we determine that our arrangements with multiple elements should be treated as separate units of accounting, we allocate revenue to each element of the arrangement based on the following hierarchy: (1) vendor-specific objective evidence of fair value (VSOE); (2) relevant third-party evidence of selling price (TPE); or (3) management’s best estimate of selling price. Most often in our arrangements where we believe we can separate deliverables, VSOE and TPE do not exist and we allocate revenue to any separate deliverables based on our best estimate of selling price. In making this estimate, we consider all reasonably available information, including both market data and conditions and entity-specific factors. Further, such estimate will vary depending on the unique facts and circumstances of each contractual arrangement and deliverable.
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

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
Property and Equipment
Property, equipment, and leasehold improvements are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range from three to seven years for furniture and equipment, over the shorter of the lease term or the useful lives for leasehold improvements, and 30 years for real property.
Long-Lived Assets (Excluding Goodwill)
A review of long-lived assets for impairment is performed annually or when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indicator of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on the analysis performed, the Company determined that there were no such impairments, nor indicators of impairments, for such assets during 2011 or 2010.
Intangible Assets
Intangible assets consist of acquisition-related contracts and customer relationships and non-compete agreements. Contract and customer relationships are amortized over the expected backlog life based on projected cash flows, which are proportionate to acquired backlog, or generally between three to 11 years. Non-compete agreements are amortized over their contractual life, which is between three to five years.
Goodwill
Goodwill is reviewed for impairment annually or when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. The Company has one reporting unit. On October 1 each year, the Company performs a fair value analysis of its reporting unit. If goodwill becomes impaired, the Company would record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined. During 2010, the Company performed a fair value analysis of its reporting unit as of October 1.During 2011, the Company performed a fair value analysis of its reporting unit as of October 1 and additionally as of December 5, after our restructuring charge. Based on the analysis performed, the Company determined that there were no such impairments for goodwill during 2011 or 2010.
Common Stock
Holders of Class A common stock are entitled to one vote for each share held of record, and holders of Class B common stock are entitled to 10 votes for each share held of record, except with respect to any “going private transaction,” as to which each share of Class A common stock and Class B common stock are both entitled to one vote per share. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Holders of the Company’s common stock do not have cumulative voting rights in the election of directors. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the Class B stockholder, and in certain other circumstances. During 2011, the Class B common stock holder transferred ownership of 500,000 shares of Class B common stock to the control of an unrelated party for estate planning purposes. This transfer resulted in the conversion of the Class B common stock to Class A common stock.
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

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
Segment Information
Management has concluded that the Company operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources and capital.
Income Taxes
We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate tax positions to determine whether the position will more likely than not be sustained upon examination by the applicable tax authorities. The Company recognizes liabilities for uncertain tax positions on open tax years when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured at the Company’s best estimate of the taxes ultimately expected to be paid. If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. If we cannot reach that determination, no benefit is recorded. We record interest and penalties related to income taxes as Interest Expense and General and Administrative Expenses in the Consolidated Statement of Operations, respectively.
3. Earnings Per Share
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options calculated using the treasury stock method. For the years ended December 31, 2011, 2010, and 2009, approximately 241,000, 125,000, and 33,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2011, 2010, and 2009:

	Year ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Net Income	$13,158	$23,871	$22,157

Weighted average number of basic shares outstanding during the period	13,675	13,621	13,452
Dilutive effect of stock options after application of treasury stock method	155	257	323

Weighted average number of diluted shares outstanding during the period	13,830	13,878	13,775

Basic earnings per share	$0.96	$1.75	$1.65

Diluted earnings per share	$0.95	$1.72	$1.61

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
4. Major Customers
The Company earned substantially all of its revenue from the U.S. Federal Government for each of the years ended December 31, 2011, 2010, and 2009. During 2011 and 2010, the Company’s PEO Soldier contract accounted for revenue in the amounts of $86.0 million and $79.5 million, respectively. Revenue by customer for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2011		2010		2009
	(in thousands)
Defense and Intelligence Agencies	$478,299	85.7%	$534,987	92.0%	$411,646	87.8%
Federal Civilian Agencies	79,962	14.3	46,354	8.0	57,264	11.9
5. Accounts Receivable (in thousands)
Accounts receivable consist of billed and unbilled amounts at December 31, 2011 and 2010, as follows:

	As of December 31,
	2011	2010
Billed receivables	$41,905	$51,611
Unbilled receivables:
Amounts billable at end of period	34,196	61,500
Other	19,564	20,280

Total unbilled receivables	53,760	81,780

Total accounts receivable	95,665	133,391
Less: allowance for doubtful accounts	590	698

Total accounts receivable, net	$95,075	$132,693

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all unbilled receivables are expected to be billed and collected within the next year.
The following table details the Allowance for Doubtful Accounts for the years ended December 31, 2011, 2010, and 2009:

	Year ended December 31,
	2011	2010	2009
Balance at beginning of period	$698	$1,059	$1,020
Charged to expense	200	385	88
Deductions	(308)	(746)	(49)

Balance at end of period	$590	$698	$1,059

6. Property and Equipment (in thousands)
The following table details property and equipment at the end of each period:

	As of December 31,
	2011	2010
Property and equipment
Furniture and equipment	$22,496	$17,855
Leasehold improvements	6,963	5,287
Real property	549	549

	30,008	23,691
Less: Accumulated depreciation and amortization	14,513	11,940

Property and equipment, net	$15,495	$11,751

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $4.2 million, $2.7 million, and $2.1 million, respectively.

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
7. Intangible Assets (in thousands)
The following table details intangible assets at the end of each period:

	As of December 31,
	2011	2010
Contract and customer relationships	$20,987	$14,942
Less: Accumulated amortization	11,365	8,994

	9,622	5,948

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	1,943	1,807

	95	231

Intangible assets, net	$9,717	$6,179

Amortization expense for the years ended December 31, 2011, 2010, and 2009 was $2.5 million, $2.4 million, and $2.1 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,
2012	$2,216
2013	1,920
2014	1,862
2015	1,178
2016	616
Thereafter	1,925
8. Goodwill (in thousands)
The following table details the changes in the balances of goodwill for each period:

Balance as of December 31, 2009	$106,580
Balance as of December 31, 2010	106,580
Purchase of AdvanceMed	43,742

Balance as of December 31, 2011	$150,322

For a discussion of the AdvanceMed purchase and goodwill added during 2011, see Note 13 — AdvanceMed Acquisition.
9. Restructuring Charge (in thousands)
During December 2011, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our existing work force and physical locations.

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
The activity and balance of the restructuring liability accounts for the year ended December 31, 2011 are as follows:

	Severance	Lease and
	and Related	Facilities Exit
	Costs	Costs	Total
Balance as of January 1, 2011	$—	$—	$—
Restructuring costs	451	2,688	3,139
Adjustments	—	—	—
Cash payments	(87)	(111)	(198)

Balance as of December 31, 2011	$364	$2,577	$2,941

Amounts contained in balance sheet
Accrued salaries and benefits	$364	$—	$364
Other accrued expenses	—	1,050	1,050
Other long-term liabilities	—	1,527	1,527

Total	$364	$2,577	$2,941

The accrued amounts related to severance will be paid in 2012. The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.
10. Other Accrued Expenses (in thousands)
Other accrued expenses consist of the following at the end of each period:

	As of December 31,
	2011	2010
Accrued health claims	$1,833	$1,525
Deferred rent, current	757	695
Restructuring charge, current	1,050	—
Other accrued expenses	2,057	1,248

Total other accrued expenses	$5,697	$3,468

11. Leases
The Company leases office space and equipment under operating leases that expire on various dates through March 31, 2017. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below.
Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Operating
leases
(in thousands)
For the year ending December 31,
2012	$6,090
2013	3,977
2014	2,067
2015	1,534
2016	1,021
Thereafter	97

Total minimum lease payments	$14,786

The Company incurred rent expense including amortization of deferred rent expense, under operating leases of $7.9 million, $5.9 million, and $6.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
12. Debt
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
The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. The credit facility allows us to use borrowings thereunder of up to $25 million to repurchase shares of our common stock. For a discussion of share repurchases, see Note 14. — Stock Repurchase.
The previous credit facility (the “2006 Credit Facility”) provided for a revolving line of credit with a borrowing capacity of up to $90.0 million principal amount. The 2006 Credit Facility contained similar restrictive covenants and the outstanding borrowings were collateralized by a security interest in substantially all the Company’s assets. The outstanding balance of the facility accrued interest based on LIBOR plus an applicable margin, ranging from 100 to 175 basis points, based on a ratio of outstanding senior funded debt to EBITDA, adjusted for acquisitions.
For the years ending December 31, 2011, 2010, and 2009, NCI had a weighted average outstanding loan balance of $63.1, $30.9, and $36.6 million, respectively, and a weighted average borrowing rate of 2.3%, 1.3%, and 1.5%, respectively.
As of December 31, 2011, the outstanding balance under the credit facility was $54.0 million with an incremental borrowing rate of LIBOR plus 225 basis points, or 2.5%. As of December 31, 2010, the outstanding balance under the credit facility was $20.0 million and interest accrued at a rate of LIBOR plus 200 basis points, or 2.3%. As of December 31, 2011 and 2010, the Company was in compliance with all of its loan covenants.
13. Acquisitions
On April 1, 2011, pursuant to the terms of a Securities Purchase Agreement (the “Purchase Agreement”) dated February 24, 2011, NCI completed its purchase of 100% of the stock of AdvanceMed Corporation (AdvanceMed) from an affiliate of Computer Sciences Corporation. NCI acquired AdvanceMed to enhance the scope of its information technology and professional services, as well as to develop the Company’s data analytics and informatics practice.
Under the terms of the Purchase Agreement, NCI acquired AdvanceMed for $63.3 million in cash. The transaction was funded through cash on hand and borrowings of approximately $62.0 million under NCI’s senior credit facility. Since the acquisition date, revenue from AdvanceMed, included in the consolidated statements of income, was approximately $47.3 million for the period ended December 31, 2011. We are in the process of integrating AdvanceMed into the rest of the Company, including its operational and indirect support personnel. Due to the resulting changes in our indirect cost structure pursuant to Federal contracting regulations, it is impracticable to provide earnings information for AdvanceMed.
The acquisition has been accounted for under the purchase method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed is recognized as goodwill. Total acquisition and integration related expenses through December 31, 2011 were approximately $1.0 million.

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
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
Preliminary Allocation of Purchase Price (in thousands)
Estimated fair values of purchased assets and liabilities assumed:

Accounts receivable	$12,701
Property and equipment	5,330
Definite-lived intangible assets	6,045
Other assets	421
Goodwill	43,742
Less liabilities assumed	(4,912)

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
The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the periods after closing, as the Company obtains additional information about these assets and liabilities, including finalizing asset appraisals, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only information available for estimates as of the acquisition date are considered for subsequent adjustment. The Company is in the process of finalizing the valuation of acquired intangible assets in connection with the AdvanceMed acquisition. The Company will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
Unaudited Pro Forma Information (in thousands)
Except as otherwise provided, the following unaudited pro forma results of operations data are presented as if the AdvanceMed acquisition had occurred as of the beginning of the periods presented:

	Twelve months ended December 31,
	2011	2010
Revenue	$576,197	$628,631
Operating income	23,793	41,826
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
14. Stock Repurchase
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
During 2011, NCI purchased 288,000 shares at an average price of $15.47 per share for a total purchase price of $4.5 million. The Company has $20.5 million authorized for additional shares repurchases.

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
15. Performance Incentive Plan
The Board of Directors of the Company has adopted The Amended and Restated 2005 Performance Incentive Plan (the Plan), which has been approved by the Company’s stockholders. As of December 31, 2011, the Plan has reserved 3,800,000 shares of Class A common stock for issuance, which increases annually by 100,000 shares. The Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees, and consultants. The Compensation Committee of the Company administers the Plan.

As of December 31,
2011
(in thousands)
Shares reserved under the plan	3,800

Shares vested and options exercised	1,347
Restricted shares and options outstanding	1,529

Shares available for future grants	924

Share-Based Payments
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
Assumptions Used in Fair Value determination
The following weighted-average assumptions were used for option grants made during the years ended December 31, 2011, 2010, and 2009:

	Year ended December 31,
	2011	2010	2009
Expected Volatility	47%	46%	47%
Expected Term (in years)	4.7	5.4	5.3
Risk-free Interest Rate	1.53%	2.12%	2.15%
Dividend Yield	0%	0%	0%
•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price.
•	Expected Term. Because the Company does not have significant historical data on employee exercise behavior, we are using the “Simplified Method” as defined under SEC Staff Accounting Bulletin No. 110 to calculate the expected term. The simplified method is calculated by averaging the vesting period and contractual term of the option.
•	Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.
•	Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
Stock Options Activity
The following table summarizes stock option and restricted stock activity for the period January 1, 2009 through December 31, 2011:

	Options		Restricted Stock
		Weighted-
	Number of	Average	Number of	Weighted-
	Options	Exercise Price	Restricted Shares	Average
	(in thousands)	per Share	(in thousands)	Fair Value
Outstanding at January 1, 2009	978	$13.20	—	$—
Granted	213	28.42	—	—
Forfeited/cancelled	(14)	15.10	—	—
Exercised	(82)	12.32	—	—

Outstanding at December 31, 2009	1,095	$16.21	—	$—
Granted	265	26.98	—	—
Forfeited/cancelled	(81)	24.69	—	—
Exercised	(181)	16.23	—	—

Outstanding at December 31, 2010	1,098	$18.18	—	$—
Granted	373	18.87	175	18.03
Forfeited/cancelled	(78)	25.63	(10)	14.50
Exercised/vested	(29)	9.00	—	—

Outstanding at December 31, 2011	1,364	$18.14	165	$18.25

The following table summarizes stock option vesting and unvested options for the period January 1, 2009 through December 31, 2011:

	Options		Restricted Stock
	Number of	Weighted-	Number of	Weighted-
	Options	Average	Restricted Shares	Average
	(in thousands)	Fair Value	(in thousands)	Fair Value
Unvested January 1, 2009	471	$7.04	—	$—
Granted	213	12.61	—	—
Vested	(236)	6.99	—	—
Forfeited	(14)	6.88	—	—

Unvested December 31, 2009	434	$9.81	—	$—

Vested December 31, 2009	661	$4.79	—	$—

Granted	265	11.99	—	—
Vested	(161)	9.01	—	—
Forfeited	(81)	10.87	—	—

Unvested December 31, 2010	457	$11.17	—	$—

Vested December 31, 2010	641	$5.16	—	$—

Granted	373	7.79	175	18.03
Vested	(171)	9.55	—	—
Forfeited	(66)	10.80	(10)	14.50

Unvested December 31, 2011	593	$9.07	165	$18.25

Vested December 31, 2011	771	$5.89

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
The following table summarizes stock options outstanding at December 31, 2011:

		Weighted-	Intrinsic Value	Weighted-Average
Range of	Number of	Average	Outstanding	Remaining	Options	Intrinsic Value
exercise prices	Options	Exercise Price	Options	Contractual Life	exercisable	Vested Options
	(in thousands)		(in thousands)	(in years)	(in thousands)	(in thousands)
$1.00 – $7.00	191	$6.52	$978	1.17	191	$978
$10.00 – $12.99	156	10.17	236	2.81	156	236
$13.00 – $20.00	413	15.82	—	4.08	241	—
$21.00 – $27.00	400	23.38	—	5.48	100	—
$29.00 – $32.00	204	29.46	—	4.98	83	—
Stock options and restricted stock granted vest over a period of three to four years from the date of grant in accordance with the individual stock option agreement.
The following table summarizes stock compensation for the three years ended December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$638	$552	$550
General and administrative	1,162	1,055	1,234

	$1,800	$1,607	$1,784

As of December 31, 2011, there was $5.8 million of total unrecognized compensation cost of unvested stock compensation arrangements. This cost is expected to be fully amortized over the next four years, with $2.1 million, $1.8 million, $1.3 million, and $0.6 million amortized during 2012, 2013, 2014, and 2015, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The cost of stock compensation is included in the Company’s Consolidated Statements of Income before, or in conjunction with, the vesting of options.
The following table summarizes cash proceeds received, intrinsic value realized, and income tax benefits realized for the three years ending December 31, 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Cash proceeds received	$261	$2,933	$1,019
Intrinsic value realized	288	2,048	1,385
Income tax benefits realized	115	819	554

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
16. Provision for Income Taxes
Significant components of the provision for income taxes for the three years ended December 31, 2011, 2010, and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current
Federal	$8,029	$9,593	$11,610
State and Local	1,763	2,392	2,137

Total Current	9,792	11,985	13,747

Deferred
Federal	(617)	3,301	701
State and Local	(201)	23	336

Total Deferred	(818)	3,324	1,037

Total Income Tax Provision	$8,974	$15,309	$14,784

The differences between the expense (benefit) from income taxes at the statutory U.S. Federal income tax rate of 35% and those reported in the Statements of Operations are as follows:

	Year ended December 31,
	2011	2010	2009
Federal income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.6	3.8	4.8
Other	0.9	0.3	0.2

Total income tax expense	40.5%	39.1%	40.0%

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

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
Components of the Company’s deferred tax assets and liabilities are as follows for the years ended December 31:

	2011	2010
	(in thousands)
Deferred tax assets
Accrued vacation and compensation	$3,375	$3,800
Intangible assets excluding goodwill	2,959	2,539
Stock compensation	2,238	1,661
Restructuring charge and other accrued liabilities	1,332	—
Property and equipment	916	—
Accounts receivable	159	—
Allowance for doubtful accounts	230	512
Deferred rent	568	777

Total deferred tax assets	11,777	9,289

Deferred tax liabilities
Self insurance	—	54
Property and equipment	—	1,558
Goodwill	13,790	10,580

Total deferred tax liabilities	13,790	12,192

Net deferred tax liabilities	$(2,013)	$(2,903)

Although realization is not assured, management believes it is more likely than not that all deferred tax assets will be realized.
The Company’s analysis of uncertain tax positions determined that the Company had no material uncertain tax positions and as such, no liability has been recorded as of December 31, 2011 and 2010. The Company does not anticipate any material changes in this position in the next 12 months.
The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. Federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2008.
17. Profit Sharing
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
TRS was acquired in July 2009 and had a 401(k) profit sharing plan that covered all employees. The plan is a defined contribution plan whereby participants have the option of contributing to the plan. The plan provides for the Company to make a 3% contribution on eligible compensation each pay period and a 12% profit sharing contribution on eligible compensation quarterly. Participants are vested 100% in their employee contributions and the 3% employer contribution immediately and are 100% vested for the 12% quarterly employer contribution after three months of service. The plan was merged with NCI’s plan effective January 1, 2011.
The Company’s contributions to both plans for the years ended December 31, 2011, 2010, and 2009 were approximately $3.9 million, $4.0 million, and $2.9 million, respectively.

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
18. Related Party Transactions
The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. The Company purchased services from Net Commerce Corporation of approximately $765,000, $922,000, and $546,000 for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011 and 2010, there were amounts due to Net Commerce Corporation of approximately $72,000 and $140,000, respectively.
The Company rents office space from Gur Parsaad Properties, Ltd., which is controlled by Dr. Gurvinder Pal Singh. Dr. Singh was a member of NCI’s Board of Directors until June 9, 2010. The lease is for approximately 41,000 square feet at approximately $15.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2015. For the years ended December 31, 2011, 2010, and 2009, NCI paid $1.0 million, $1.0 million, and $1.0 million, respectively, in lease payments under the office lease. As of December 31, 2011 and 2010, there were no outstanding amounts due to Gur Parsaad Properties, Ltd.
The Company believes these agreements were at market rates as of the date of each agreement.
19. Contingencies
Government Audits
Payments to the Company on U.S. Federal Government contracts are subject to adjustment upon audit by various agencies of the U.S. Federal Government. Audits of costs and the related payments have been performed by the various agencies through 2007 for NCI Information Systems, Inc., our primary corporate vehicle for Government contracting. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations, or liquidity.
Litigation
The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or liquidity.

NCI, Inc.
Notes to Consolidated Financial Statements
December 31, 2011
20. Supplemental Quarterly Information (unaudited, in thousands)
This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly financial operating results of the Company for the years ended December 31, 2011 and 2010 are presented below.

	For the quarter ended
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2011	2011	2011	2011	2010	2010	2010	2010
Statement of Operations Data:
Revenue	$114,829	$132,004	$161,203	$150,225	$171,021	$168,769	$126,558	$114,993

Operating costs and expenses:
Cost of revenue	103,617	116,855	145,670	133,256	151,322	151,138	110,927	99,392
General and administrative expenses	5,538	6,768	6,085	5,759	6,550	6,194	5,369	5,617
Depreciation and amortization	1,737	1,870	1,817	1,308	1,330	1,359	1,193	1,172
Acquisition and integration related costs	9	54	748	201	—	—	—	—
Restructuring charge	3,139	—	—	—	—	—	—	—

Total operating costs and expenses	114,040	125,547	154,320	140,524	159,202	158,691	117,489	106,181

Operating income	789	6,457	6,883	9,701	11,819	10,078	9,069	8,812
Interest expense, net	515	503	483	197	173	133	149	143

Income before income taxes	274	5,954	6,400	9,504	11,646	9,945	8,920	8,669
Provision for income taxes	149	2,472	2,542	3,811	4,741	3,841	3,524	3,203

Net income	$125	$3,482	$3,858	$5,693	$6,905	$6,104	$5,396	$5,466

Earnings per share
Basic	$0.01	$0.26	$0.28	$0.42	$0.51	$0.45	$0.40	$0.40
Diluted	$0.01	$0.25	$0.28	$0.41	$0.50	$0.44	$0.39	$0.39