Form 10-Q
period 2012-03-31
NCI, Inc.
filed 2012-05-02
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2012

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

As of April 27, 2012, there were 8,895,395 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended March 31,
	2012	2011
Revenue	$99,076	$150,225
Operating expenses:
Cost of revenue	87,445	133,256
General and administrative expenses	6,744	5,759
Depreciation and amortization	1,773	1,308
Acquisition and integration related expenses	—	201

Total operating expenses	95,962	140,524

Operating income	3,114	9,701
Interest expense, net	450	197

Income before income taxes	2,664	9,504
Provision for income taxes	1,079	3,811

Net income	$1,585	$5,693

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,577	13,670
Net income per share	$0.12	$0.42

Diluted:
Weighted average shares outstanding	13,630	13,909
Net income per share	$0.12	$0.41

The accompanying notes are an integral part of these consolidated financial statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of March 31, 2012	As of December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$68	$2,819
Accounts receivable, net	85,803	95,075
Deferred tax assets, net	3,954	4,152
Prepaid expenses and other current assets	5,621	3,159

Total current assets	95,446	105,205
Property and equipment, net	15,114	15,495
Other assets	1,693	1,875
Intangible assets, net	9,071	9,717
Goodwill	150,322	150,322

Total assets	$271,646	$282,614

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$23,399	$30,018
Accrued salaries and benefits	17,112	18,717
Deferred revenue	1,035	1,987
Other accrued expenses	5,546	5,697

Total current liabilities	47,092	56,419

Long-term debt	50,500	54,000
Deferred tax liabilities, net	6,138	6,165
Other long-term liabilities	1,890	2,229

Total liabilities	105,620	118,813

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,183 shares issued and 8,895 shares outstanding as of March 31, 2012, and 9,163 shares issued and 8,875 shares outstanding as of December 31, 2011	174	174
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of March 31, 2012 and December 31, 2011	89	89
Additional paid-in capital	70,577	69,937
Treasury stock at cost— 288 shares of Class A common stock as of March 31, 2012 and December 31, 2011	(4,455)	(4,455)
Retained earnings	99,641	98,056

Total stockholders’ equity	166,026	163,801

Total liabilities and stockholders’ equity	$271,646	282,614

The accompanying notes are an integral part of these consolidated financial statements

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,585	$5,693
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,773	1,308
Loss (gain) on sale and disposal of property and equipment	5	(16)
Share-based payments	640	505
Deferred income taxes	171	107
Changes in operating assets and liabilities:
Accounts receivable, net	9,273	11,234
Prepaid expenses and other assets	(2,280)	(2,184)
Accounts payable	(6,619)	(23,775)
Accrued expenses	(3,047)	(124)

Net cash provided by (used in) operating activities	1,501	(7,252)

Cash flows from investing activities:
Purchases of property and equipment	(752)	(641)
Proceeds from sale of property and equipment	—	18

Net cash used in investing activities	(752)	(623)

Cash flows from financing activities:
Borrowings under credit facility	44,369	37,911
Repayments on credit facility	(47,869)	(32,011)
Principal payments under capital lease obligations	—	(17)
Proceeds from exercise of stock options	—	30
Excess tax deduction from exercise of stock options	—	(27)

Net cash (used in) provided by financing activities	(3,500)	5,886

Net change in cash and cash equivalents	(2,751)	(1,989)
Cash and cash equivalents, beginning of period	2,819	2,791

Cash and cash equivalents, end of period	$68	$802

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$448	$193

Income taxes	$2,087	$381

The accompanying notes are an integral part of these consolidated financial statements

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to fairly present the Company’s financial position as of March 31, 2012 and its results of operations and cash flows for the three months ended March 31, 2012 and 2011. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

2. Business Overview

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

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended March 31, 2012 and 2011, approximately 1,052,000 and 107,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
	2012	2011
	(in thousands, except per share data)
Net Income	$1,585	$5,693

Weighted average number of basic shares outstanding during the period	13,577	13,670
Dilutive effect of stock options after application of treasury stock method	53	239

Weighted average number of diluted shares outstanding during the period	13,630	13,909

Basic earnings per share	$0.12	$0.42

Diluted earnings per share	$0.12	$0.41

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Accounts Receivable (in thousands)

Accounts receivable consist of billed and unbilled amounts at the end of each period:

	As of
	March 31, 2012	December 31, 2011
Billed receivables	$42,803	$41,905
Unbilled receivables:
Amounts billable at end of period	24,452	34,196
Other	19,097	19,564

Total unbilled receivables	43,549	53,760

Total accounts receivable	86,352	95,665
Less: allowance for doubtful accounts	549	590

Total accounts receivable, net	$85,803	$95,075

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next one year.

5. Property and Equipment (in thousands)

The following table details property and equipment at the end of each period:

	As of
	March 31, 2012	December 31, 2011
Property and equipment
Furniture and equipment	$21,403	$22,496
Leasehold improvements	7,398	6,963
Real property	549	549

	29,350	30,008
Less: Accumulated depreciation and amortization	14,236	14,513

Property and equipment, net	$15,114	$15,495

Depreciation expense for the three months ended March 31, 2012 and 2011 was $1.2 million and $0.8 million, respectively.

6. Intangible Assets (in thousands)

The following table details intangible assets at the end of each period:

	As of
	March 31, 2012	December 31, 2011
Contract and customer relationships	$20,987	$20,987
Less: Accumulated amortization	11,984	11,365

	9,003	9,622

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	1,970	1,943

	68	95

Intangible assets, net	$9,071	$9,717

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Intangible Assets – continued

Amortization expense for the quarters ended March 31, 2012 and 2011 was $0.6 million and $0.5 million, respectively.

7. Goodwill (in thousands)

The following table details the balance of goodwill at the end of each period:

Balance as of December 31, 2011	$150,322
—

Balance as of March 31, 2012	$150,322

8. Share-Based Payments

During the first three months of 2012, the Company granted 554,000 stock options and had no exercises of stock options. As of March 31, 2012, there were approximately 1.8 million stock options outstanding.

During the first three months of 2012, the Company granted 25,000 shares of restricted stock, and no restricted shares vested. As of March 31, 2012, there were 185,000 shares of restricted stock outstanding.

The following table summarizes stock compensation for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Cost of revenue	$181	$221
General and administrative	459	284

	$640	$505

As of March 31, 2012, there was approximately $6.6 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next four years, with approximately $1.8 million, $2.2 million, $1.7 million, and $0.9 million amortized during 2012, 2013, 2014, and 2015, respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income before, or in conjunction with, the vesting of options.

9. Debt

The Company’s senior credit facility, as amended in December 2010, consists of a revolving line of credit with a borrowing capacity of up to a $125.0 million principal amount. The credit facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to a $175.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on LIBOR plus an applicable margin, ranging from 200 to 300 basis points, based on the ratio of our outstanding senior debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement, adjusted for acquisitions. The credit facility expires on December 13, 2014.

The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Debt – continued

covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. The credit facility allows us to use borrowings thereunder of up to $25 million to repurchase shares of our common stock. NCI has purchased $4.5 million of its Class A common stock under this program during the third quarter of 2011.

During the first quarter of 2012, NCI had a weighted average outstanding loan balance of $56.4 million which accrued interest at a weighted average borrowing rate of 2.5%. During the first quarter of 2011, NCI had a weighted average outstanding loan balance of $19.9 million which accrued interest at a weighted average borrowing rate of 2.3%. As of March 31, 2012, the outstanding balance under the credit facility was $50.5 million and interest accrued at a rate of LIBOR plus 225 basis points, or 2.5%. As of December 31, 2011, the outstanding balance under the credit facility was $54.0 million and interest accrued at a rate of LIBOR plus 225 basis points, or 2.5%. The outstanding balance of our debt approximates the fair value. As of March 31, 2012 and December 31, 2011, the Company was in compliance with all its loan covenants.

10. AdvanceMed Acquisition

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

Under the terms of the Purchase Agreement, NCI acquired AdvanceMed for $63.3 million in cash. The transaction was funded through cash on hand and borrowings of approximately $62.0 million under NCI’s senior credit facility. The acquisition has been accounted for under the purchase method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed is recognized as goodwill. For the three months ended March 11, 2011, total acquisition costs and integration related expenses for the acquisition were approximately $0.2 million.

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

Final Allocation of Purchase Price (in thousands)

Estimated fair values of purchased assets and liabilities assumed:

Accounts receivable	$12,701
Property and equipment	5,330
Definite-lived intangible assets	6,045
Other assets	421
Goodwill	43,742
Less liabilities assumed	(4,912)

$63,327

The fair value of the definite-lived intangible asset for customer relationships is based on existing customer contracts and anticipated follow-on contracts with existing customers and is expected to have an 11 year life.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. AdvanceMed Acquisition, continued

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

The Company made an allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the periods after closing, as the Company obtains additional information about these assets and liabilities, including finalizing asset appraisals, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only information available for estimates as of the acquisition date are considered for subsequent adjustment. The Company finalized the valuation of acquired intangible assets in connection with the AdvanceMed acquisition.

11. Restructuring Charge (in thousands)

During December 2011, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our existing work force and physical locations.

The activity and balance of the restructuring liability accounts for the quarter ended March 31, 2012 are as follows:

	Severance and Related Costs	Lease and Facilities Exit Costs	Total
Balance as of January 1, 2011	$—	$—	$—
Restructuring costs	451	2,688	3,139
Cash payments	(87)	(111)	(198)

Balance as of December 31, 2011	364	2,577	2,941

Adjustments	—	(4)	(4)
Cash payments	(364)	(261)	(625)

Balance as of March 31, 2012	$—	$2,312	$2,312

Amounts contained in balance sheet as of March 31, 2012
Other accrued expenses	—	931	931
Other long-term liabilities	—	1,381	1,381

Total	$—	$2,312	$2,312

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Related Party Transactions

The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended March 31, 2012 and 2011, the expense incurred under this agreement was approximately $214,000 and $209,000 respectively. As of March 31, 2012 and December 31, 2011, there were outstanding amounts due to Net Commerce Corporation of approximately $64,000 and $72,000, respectively.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh who was a member of NCI’s Board of Directors until June 9, 2010. The lease is for approximately 41,000 square feet at $15.00 per square foot with annual escalation and expires on June 30, 2015. For the three months ended March 31, 2012 and 2011, NCI paid $246,000 and $246,000, respectively, for rent to Gur Parsaad Properties, Ltd. As of March 31, 2012 and December 31, 2011, there were no outstanding amounts due to Gur Parsaad Properties, Ltd.

The Company believes these agreements were at market rates as of the date of each agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

•	Risk of contract non-performance or termination

•	Changes in U.S. Federal Government programs or requirements, including the increased use of small business providers

•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business

•	U.S. Federal Government agencies more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures

•	Adverse results of U.S. Federal Government audits of our government contracts

•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)

•

Failure to identify and successfully integrate future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans

•	Economic conditions in the United States, including conditions that result from terrorist activities or war

•

Material changes in policies, laws, or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, and (v) competition for task orders under Government Wide Acquisition Contracts, agency-specific Indefinite Delivery/Indefinite Quantity contracts and/or schedule contracts with the General Services Administration

•	U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs

•	Our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth

•

U.S. Federal Governmental shutdowns (such as the shutdown that occurred during the U.S. Federal Government’s 1996 fiscal year) and other potential delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011)

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, and from time to time in other filings with the SEC, such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended March 31,
	2012	2011
Revenue derived from prime contracts	87%	90%

Customer Group Revenue

The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Three months ended March 31,
	2012	2011
Department of Defense and intelligence agencies	77%	93%
U.S. Federal civilian agencies	23%	7%

The primary reason for the shift from Department of Defense and intelligence agencies to U.S. Federal civilian agencies was the acquisition of AdvanceMed Corporation (AdvanceMed) on April 1, 2011. AdvanceMed’s principal customer is a U.S. Federal civilian agency.

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2012	2011
Time-and-materials	26%	59%
Cost-plus fee	50	13
Firm fixed-price	24	28

The increase in our revenue under cost-plus fee type contracts primarily resulted from our acquisition of AdvanceMed and the transition of our U.S. Army Program Executive Office (PEO) Soldier contract from a time-and-materials type contract to a cost-plus fee type contract during the second quarter of 2011.

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, we are paid a fixed hourly rate by labor category. To the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus fee contracts, there is limited financial risk, because we are reimbursed all our allowable costs, and therefore the profit margins tend to be lower on cost-plus fee contracts. Under firm fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus fee contracts, firm fixed-price service contracts generally offer higher profit margin opportunities but involve greater financial risk because we bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of our services work under firm fixed-price service contracts is firm fixed-price level-of-effort work, which has a lower risk than firm fixed-price completion or deliverable contracts.

Contract Backlog

As of	Funded backlog	Total backlog
	(in millions)
March 31, 2012	$203	$903
December 31, 2011	220	1,001

We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts, assuming the exercise of all related options. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our Government Wide Acquisition Contract (GWAC) or other multiple-award contract vehicles. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Other Significant Financial Events

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

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2012	2011	2012	2011
	(in thousands)		(as a percentage of revenue)
Revenue	$99,076	$150,225	100.0%	100.0%
Operating expenses:
Cost of revenue	87,445	133,256	88.3	88.7
General and administrative expenses	6,744	5,759	6.8	3.8
Depreciation and amortization	1,773	1,308	1.8	0.9
Acquisition and integration related expenses	—	201	—	0.1

Total operating expenses	95,962	140,524	96.9	93.5

Operating income	3,114	9,701	3.1	6.5
Interest expense, net	450	197	0.4	0.2

Income before income taxes	2,664	9,504	2.7	6.3
Provision for income taxes	1,079	3,811	1.1	2.5

Net income	$1,585	$5,693	1.6%	3.8%

Revenue

For the three months ended March 31, 2012, total revenue decreased by 34.0%, or $51.1 million, over the same period a year ago. The decrease in revenue was due primarily to the completion of programs under our Base Realignment and Closure (BRAC) related and other non-core programs which reduced year over year revenue by $27 million, a net decrease of $15 million in core revenue as a result of reductions of scope of work, the expiration of task orders and contracts, and certain lost contract recompetes, and lower revenue under our PEO Soldier contract of approximately $9 million, amoung other factors.

During the first quarter of 2012, our PEO Soldier contract accounted for 18.6%, or approximately $18.4 million of our revenue. During the first quarter of 2011, our PEO Soldier contract accounted for 18.1%, or $27.2 million, of our revenue.

Cost of revenue

Cost of revenue decreased 34.4%, or $45.8 million, for the three months ended March 31, 2012, as compared to the same period a year ago. Materials and other costs in support of the BRAC and NETCENTS contracts were the primary drivers of the decrease in the quarter ending March 31, 2012 as compared to the same period in the prior year. As a percentage of revenue, cost of revenue was 88.3% and 88.7% for the quarters ended March 31, 2012 and 2011, respectively. The 0.4% decrease in cost of revenue as a percentage of revenue resulted from reduced material and subcontractor labor costs, where we typically earn lower margins as compared to our internal direct labor costs.

General and administrative expenses

General and administrative expense increased 17.1%, or $1.0 million, for the three months ended March 31, 2012, as compared to the same period a year ago. The increase was due to general and administrative expenses associated with programs attributable to AdvanceMed corporation, which we acquired as of April 1, 2011; the timing of certain accrued expenses; greater allocation of information technology, facility and other Corporate infrastructure expenses attributable to our reduced revenue base; higher stock compensation; and labor and fringe benefit costs associated with certain senior executive positions that were vacant in the first quarter of 2011.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.8 million and $1.3 million for the quarters ended March 31, 2012 and 2011, respectively. The increase was due to depreciation of additional property and equipment as well as, amortization of a purchased contract intangible related to the AdvanceMed acquisition.

Acquisition and integration related expenses

On April 1, 2011, we completed the acquisition of AdvanceMed. For the three months ended March 31, 2011, acquisition expenses were $0.2 million. There were no acquisition expenses for the three months ended March 31, 2012.

Interest expense, net

Net interest expense was $0.5 million as compared to $0.2 million for the quarters ended March 31, 2012 and 2011, respectively. The increase was due to higher borrowing costs and a higher average loan balance. During the first quarter of 2012, we had a weighted average outstanding loan balance of $56.4 million which accrued interest at a weighted average borrowing rate of 2.5%. During the first quarter of 2011, we had a weighted average outstanding loan balance of $19.9 million which accrued interest at a weighted average borrowing rate of 2.3%. The increase in outstanding loan balance was primarily due to borrowings to fund the AdvanceMed acquisition. The increase in weighted average borrowing rate was primarily due to a change in our ratio of senior debt to EBITDA, as discussed more fully under “Liquidity and Capital Resources – Credit Facility” below.

Income taxes

For the three months ended March 31, 2012, the decrease in income taxes of $2.7 million was the result of the decrease in operating income, partially offset by an increase in our effective tax rate. The effective income tax rate for the quarter ended March 31, 2012 was approximately 40.5%, as compared to an effective income tax rate of 40.1% for the quarter ended March 31, 2011. The increase in effective tax rate was due to a change in state tax apportionments.

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

During the first quarter of 2012, the balance of accounts receivable decreased by $9.3 million to $85.8 million at the end of the quarter, as compared to the fourth quarter of 2011. Days sales outstanding of accounts receivable (DSO) increased to 79 days as of March 31, 2012 up 3 days from the 76 days reported as of December 31, 2011. The increase in DSO is associated with continued delays in the adjudication and payment of award fees on several contracts, as well as the timing of certain milestone payments for certain fixed price contracts.

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, an increase in the Company’s cash needs, a decrease in the Company’s available cash, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position. We may suspend or discontinue repurchases at any time. During the third quarter of 2011, we purchased $4.5 million of our Class A common stock.

Credit Facility: Our senior credit facility consists of a revolving line of credit with a borrowing capacity of up to a $125.0 million principal amount. The credit facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to a $175.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin (spread), ranging from 200 to 300 basis points, based on the amount of our outstanding senior debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. The accrued interest is due and payable monthly. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The credit facility expires on December 13, 2014. We do not currently hedge our interest rate risk. The credit facility allows us to use borrowings thereunder of up to $25 million to repurchase shares of our common stock.

Funds borrowed under the credit facility will be used to finance possible future acquisitions, for working capital expenditures, for stock repurchases, and for general corporate uses. As of March 31, 2012, there was $50.5 million due under the credit facility, which reflects $3.5 million of net repayments during 2012.

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

As of March 31, 2012, the spread above LIBOR was 225 basis points and thus the loan accrued interest at 2.5%. The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds.

As of March 31, 2012, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first quarter of 2012. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the quarter ended March 31, 2012, a change of 1% in interest rates would have changed our interest expense or cash flows by approximately $0.1 million. This estimate is based on our average balances for the period.

Additionally, we are subject to credit risks associated with our cash, cash equivalents, and accounts receivable. We believe that the concentration of credit risk with respect to cash equivalents is limited due to the high credit quality of these investments. Our investment policy requires that we invest excess cash in high-quality investments, which preserve principal, provide liquidity, and minimize investment risk. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the U.S. Federal Government or prime contractors working for the U.S. Federal Government.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation, as of March 31, 2012, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, and stockholders of AdvanceMed Corporation dated as of February 24, 2011 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2010, and filed with the Commission on December 15, 2010).

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Marco de Vito(incorporated herein by reference from Exhibit 10.3 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Michele R. Cappello(incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Lucas J. Narel(incorporated herein by reference from Exhibit 10.5 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS

101.SCH

101.CAL

101.DEF	XBRL Instance Document

101.LAB	XBRL Extension Schema

101.PRE	XBRL Extension Calculation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: May 2, 2012	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer
and Treasurer