Form 10-Q
period 2012-06-30
NCI, Inc.
filed 2012-08-01
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2012

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

As of July 27, 2012, there were 8,894,218 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

NCI, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue	$91,186	$161,203	$190,262	$311,428
Operating expenses:
Cost of revenue	80,303	145,670	167,748	278,926
General and administrative expenses	6,342	6,085	13,086	11,844
Depreciation and amortization	1,690	1,817	3,463	3,125
Acquisition and integration related expenses	—	748	—	949

Total operating expenses	88,335	154,320	184,297	294,844

Operating income	2,851	6,883	5,965	16,584
Interest expense, net	360	483	811	680

Income before income taxes	2,491	6,400	5,154	15,904
Provision for income taxes	1,012	2,542	2,090	6,353

Net income	$$1,479	$3,858	$3,064	$9,551

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,593	13,681	13,585	13,675
Net income per share	$0.11	$0.28	$0.23	$0.70

Diluted:
Weighted average shares outstanding	13,595	13,931	13,613	13,919
Net income per share	$0.11	$0.28	$0.23	$0.69

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of June 30, 2012	As of December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$20	$2,819
Accounts receivable, net	66,572	95,075
Deferred tax assets, net	3,954	4,152
Prepaid expenses and other current assets	5,132	3,159

Total current assets	75,678	105,205
Property and equipment, net	14,256	15,495
Other assets	1,604	1,875
Intangible assets, net	8,540	9,717
Goodwill	150,322	150,322

Total assets	$250,400	$282,614

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$18,797	$30,018
Accrued salaries and benefits	17,359	18,717
Deferred revenue	1,236	1,987
Other accrued expenses	5,758	5,697

Total current liabilities	43,150	56,419
Long-term debt	30,219	54,000
Deferred tax liabilities, net	6,138	6,165
Other long-term liabilities	2,849	2,229

Total liabilities	82,356	118,813
Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,182 shares issued and 8,894 shares outstanding as of June 30, 2012, and 9,163 shares issued and 8,875 shares outstanding as of December 31, 2011	174	174
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of June 30, 2012 and December 31, 2011	89	89
Additional paid-in capital	71,116	69,937
Treasury stock at cost— 288 shares of Class A common stock as of June 30, 2012 and December 31, 2011	(4,455)	(4,455)
Retained earnings	101,120	98,056

Total stockholders’ equity	168,044	163,801

Total liabilities and stockholders’ equity	$250,400	$282,614

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,064	$9,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,463	3,125
Share-based payments	1,169	619
Deferred income taxes	171	147
Changes in operating assets and liabilities:
Accounts receivable, net	28,503	19,363
Prepaid expenses and other assets	(1,702)	(342)
Accounts payable	(11,221)	(15,182)
Accrued expenses	(1,428)	(4,084)

Net cash provided by operating activities	22,019	13,197

Cash flows from investing activities:
Purchases of property and equipment	(1,047)	(1,281)
Cash paid for acquisition, net of cash acquired	—	(64,308)

Net cash used in investing activities	(1,047)	(65,589)

Cash flows from financing activities:
Borrowings under credit facility	78,450	123,986
Repayments of credit facility	(102,231)	(73,986)
Principal payments under capital lease obligations	—	(23)
Proceeds from exercise of stock options	10	185

Net cash used in financing activities	(23,771)	50,162

Net change in cash and cash equivalents	(2,799)	(2,230)
Cash and cash equivalents, beginning of period	2,819	2,791

Cash and cash equivalents, end of period	$20	$561

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$821	$752

Income taxes	$2,910	$6,666

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to fairly present the Company’s financial position as of June 30, 2012 and its results of operations and cash flows for the three and six months ended June 30, 2012 and 2011. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

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

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended June 30, 2012 and 2011, approximately 2,903,000 and 111,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the six months ended June 30, 2012 and 2011, approximately 1,977,000 and 103,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net Income	$1,479	$3,858	$3,064	$9,551

Weighted average number of basic shares outstanding during the period	13,593	13,681	13,585	13,675
Dilutive effect of stock options after application of treasury stock method	2	250	28	244

Weighted average number of diluted shares outstanding during the period	13,595	13,931	13,613	13,919

Basic earnings per share	$0.11	$0.28	$0.23	$0.70

Diluted earnings per share	$0.11	$0.28	$0.23	$0.69

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Accounts Receivable (in thousands)

Accounts receivable consist of billed and unbilled amounts at the end of each period:

	As of
	June 30, 2012	December 31, 2011
Billed receivables	$30,589	$41,905
Unbilled receivables:
Amounts billable at end of period	25,462	34,196
Other	11,070	19,564

Total unbilled receivables	36,532	53,760

Total accounts receivable	67,121	95,665
Less: allowance for doubtful accounts	549	590

Total accounts receivable, net	$66,572	$95,075

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next one year.

5. Property and Equipment (in thousands)

The following table details property and equipment at the end of each period:

	As of
	June 30, 2012	December 31, 2011
Property and equipment
Furniture and equipment	$21,590	$22,496
Leasehold improvements	7,467	6,963
Real property	549	549

	29,606	30,008
Less: Accumulated depreciation and amortization	15,350	14,513

Property and equipment, net	$14,256	$15,495

Depreciation expense for the three months ended June 30, 2012 and 2011 was $1.2 million and $1.0 million, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $2.3 million and $1.8 million, respectively.

6. Intangible Assets (in thousands)

The following table details intangible assets at the end of each period:

	As of
	June 30, 2012	December 31, 2011
Contract and customer relationships	$20,987	$20,987
Less: Accumulated amortization	12,492	11,365

	8,495	9,622

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	1,993	1,943

	45	95

Intangible assets, net	$8,540	$9,717

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization expense for the three months ended June 30, 2012 and 2011 was $0.5 million and $0.8 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was $1.2 million and $1.3 million, respectively.

7. Share-Based Payments

During the three months ended June 30, 2012, the Company granted 125,000 stock options and had exercises of 5,263 options. During the six months ended June 30, 2012, the Company granted 679,000 stock options and had exercises of 5,263 options. As of June 30, 2012, there were approximately 1.9 million options outstanding.

During the three and six months ended June 30, 2012, the Company granted zero shares of restricted stock and 25,000 shares of restricted stock, respectively, and none of those shares have vested. During the three and six months ended June 30, 2012, 20,000 shares of restricted stock vested from restricted stock grants issued in 2011. As of June 30, 2012, there were 135,000 shares of restricted stock outstanding.

The following table summarizes stock compensation for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenue	$206	$5	$387	$226
General and administrative	323	109	782	393

	$529	$114	$1,169	$619

As of June 30, 2012, there was approximately $5.6 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with approximately $1.1 million, $2.0 million, $1.6 million, $0.8 million, and $0.1 million amortized during the remainder of 2012, 2013, 2014, 2015, and 2016, respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income before, or in conjunction with, the vesting of options.

8. Debt

The Company’s senior credit facility, as amended in December 2010, is a revolving line of credit with a borrowing capacity of up to a $125.0 million principal amount. The credit facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to a $175.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on LIBOR plus an applicable margin, ranging from 200 to 300 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. The credit facility expires on December 13, 2014.

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

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Debt—continued

The credit facility allows us to use borrowings thereunder of up to $25 million to repurchase shares of our common stock. During the third quarter of 2011, we repurchased $4.5 million of our Class A common stock. No stock repurchases took place in the six months ended June 30, 2012.

During the second quarter of 2012, NCI had a weighted average outstanding loan balance of $42.8 million which accrued interest at a weighted average borrowing rate of 2.5%. During the second quarter of 2011, NCI had a weighted average outstanding loan balance of $80.9 million which accrued interest at a weighted average borrowing rate of 2.2%. During the first six months of 2012, NCI had a weighted average outstanding loan balance of $49.3 million which accrued interest at a weighted average borrowing rate of approximately 2.5%. During the first six months of 2011, NCI had a weighted average outstanding loan balance of $50.4 million which accrued interest at a weighted average borrowing rate of approximately 2.2%. As of June 30, 2012 and December 31, 2011, the Company was in compliance with all its loan covenants.

As of June 30, 2012, the outstanding balance under the credit facility was $30.2 million and interest accrued at a rate of LIBOR plus 225 basis points, or 2.5%. As of December 31, 2011, the outstanding balance under the credit facility was $54.0 million and interest accrued at a rate of LIBOR plus 225 basis points, or 2.5%. As of June 30, 2011 and December 31, 2010, the Company was in compliance with all of its loan covenants.

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

Under the terms of the Purchase Agreement, NCI acquired AdvanceMed for $63.3 million in cash. The transaction was funded through cash on hand and borrowings of approximately $62.0 million under NCI’s senior credit facility. The acquisition has been accounted for under the purchase method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed is recognized as goodwill. Total acquisition and integration related expenses were approximately $1.0 million and all were incurred during the year ended December 31, 2011.

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. AdvanceMed Acquisition, continued

Final Allocation of Purchase Price (in thousands)

The Company made an allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. The Company obtains this information during due diligence and through other sources. In the periods after closing, as the Company obtains additional information about these assets and liabilities, including finalizing asset appraisals, it is able to refine the estimates of fair value and more accurately allocate the purchase price. Only information available for estimates as of the acquisition date are considered for subsequent adjustment. The Company finalized the valuation of acquired intangible assets in connection with the AdvanceMed acquisition during the first quarter of 2012.

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

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. Restructuring Charge (in thousands)

During December 2011, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our existing work force and physical locations.

The activity and balance of the restructuring liability accounts for the year ended December 31, 2011 (all within the fourth quarter of 2011) and for the six months ended June 30, 2012 are as follows:

	Severance and Related Costs	Lease and Facilities Exit Costs	Total
Balance as of January 1, 2011	$—	$—	$—
Restructuring costs	451	2,688	3,139
Adjustments	—	—	—
Cash payments	(87)	(111)	(198)

Balance as of December 31, 2011	364	2,577	2,941

Restructuring costs	—	—	—
Adjustments	—	(4)	(4)
Cash payments	(364)	(494)	(858)

Balance as of June 30, 2012	$—	$2,079	$2,079

Amounts contained in balance sheet as of June 30, 2012
Other accrued expenses	—	814	814
Other long-term liabilities	—	1,265	1,265

Total	$—	$2,079	$2,079

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

11. Related Party Transactions

The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended June 30, 2012 and 2011, the expense incurred under this agreement was approximately $197,000 and $140,000, respectively. For the six months ended June 30, 2012 and 2011, the expense incurred under this agreement was approximately $411,000 and $348,000, respectively. As of June 30, 2012 and December 31, 2011, approximate outstanding amounts due to Net Commerce Corporation were $74,000 and $76,000, respectively.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh. Dr. Singh was a member of NCI’s Board of Directors until June 9, 2010. The lease is for approximately 41,000 square feet at $15.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2015. For the three months ended June 30, 2012 and 2011, NCI paid $276,000 and $245,000, respectively, for rent to Gur Parsaad Properties, Ltd. For the six months ended June 30, 2012 and 2011, NCI paid $522,000 and $491,000, respectively, for rent to Gur Parsaad Properties, Ltd. As of June 30, 2012 and December 31, 2011, there were no outstanding amounts due to Gur Parsaad Properties, Ltd.

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

•	U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs

•	Our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth

•	Risk of contract non-performance or termination

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC, and from time to time, in other filings with the SEC, such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue derived from prime contracts	87%	91%	87%	90%

Customer Group Revenue

The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Department of Defense and intelligence agencies	75%	84%	76%	89%
U.S. Federal civilian agencies	25%	16%	24%	11%

The increase in the percentage of total revenue earned on work for Federal civilian agencies was primarily due to our revenue earned on work for U.S Federal civilian agencies remaining fairly constant in absolute dollars combined with lower revenue earned on work for Federal Department of Defense and intelligence agencies.

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Time-and-materials	25%	42%	26%	50%
Cost-plus fee	51%	33%	51%	23%
Firm fixed-price	24%	25%	23%	27%

The increase in our revenue under cost-plus fee type contracts primarily resulted from the transition of our U.S. Army Program Executive Office (PEO) Soldier contract from a time-and-materials type contract to a cost-plus fee type contract during the second quarter of 2011.

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, we are paid a fixed hourly rate by labor category. To the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. Under cost-plus fee contracts, there is limited financial risk, because we are reimbursed all our allowable costs, and therefore the profit margins tend to be lower on cost-plus fee contracts. Under firm fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus fee contracts, firm fixed-price service contracts generally offer higher profit margin opportunities but involve greater financial risk because we would bear the impact of potential cost overruns in return for the full benefit of any cost savings. The majority of the services work we do under firm fixed-price service contracts is firm fixed-price level-of-effort work, which has a lower risk than firm fixed-price completion or deliverable contracts.

Contract Backlog

As of	Funded backlog	Total backlog
	(in millions)
June 30, 2012	$196	$825
December 31, 2011	220	1,001

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

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(as a percentage of revenue)
Revenue	$91,186	$161,203	100.0%	100.0%
Operating expenses:
Cost of revenue	80,303	145,670	88.1	90.4
General and administrative expenses	6,342	6,085	7.0	3.8
Depreciation and amortization	1,690	1,817	1.8	1.1
Acquisition and integration related expenses	—	748	—	0.4

Total operating expenses	88,335	154,320	96.9	95.7

Operating income	2,851	6,883	3.1	4.3
Interest expense, net	360	483	0.4	0.3

Income before income taxes	2,491	6,400	2.7	4.0
Provision for income taxes	1,012	2,542	1.1	1.6

Net income	$1,479	$3,858	1.6%	2.4%

Revenue

For the three months ended June 30, 2012, total revenue decreased by 43.4%, or $70.0 million, over the same period a year ago. This decrease in revenue was primarily due to the ending of our Base Realignment and Closure (BRAC) and U.S. Air Force’s Network Centric Solutions (NETCENTS) contracts, which collectively accounted for $36.3 million of the decline in revenue year-over-year. Our PEO Soldier program decreased $5.7 million year-over-year mostly due to the change in contract type. During the second quarter of 2012, our PEO Soldier program accounted for 16.8% of our revenue as compared with 13.0% of our revenue for the same period during 2011.

Cost of revenue

Cost of revenue decreased 44.9%, or $65.4 million, for the three months ended June 30, 2012, as compared to the same period a year ago. The decrease was attributable to decreases in direct labor and associated indirect costs and hardware and product related expenses associated with the ending of our BRAC and NETCENTS contracts. As a percentage of revenue, cost of revenue was 88.1% and 90.4% for the quarters ended June 30, 2012 and 2011, respectively. The 2.3% decrease in cost of revenue as a percentage of revenue resulted from a decrease in lower-margin BRAC and NETCENTS material costs and direct labor costs for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, and from losses incurred on two unrelated fixed-price contracts that contributed to the cost of revenue for the quarter ended June 30, 2011.

General and administrative expenses

General and administrative expenses increased 4.2%, or $0.3 million, for the three months ended June 30, 2012 as compared to the same period a year ago. The increase was primarily due to higher stock compensation expense and the timing of certain accrued expenses.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.7 and $1.8 million for the quarters ended June 30, 2012 and 2011, respectively. The decrease was primarily due to reduced amortization expense of intangible assets associated with prior acquisitions.

Acquisition and integration related expenses

On April 1, 2011, we completed the acquisition of AdvanceMed. For the three months ended June 30, 2011, acquisition expenses were $0.7 million principally consisting of accounting, legal and investment banking fees. There were no acquisition related costs for the three months ended June 30, 2012.

Operating income

For the three months ended June 30, 2012, operating income was $2.9 million, or 3.1% of revenue, as compared to $6.9 million, or 4.3% of revenue, for the three months ended June 30, 2011. Operating income was lower in absolute dollars and as a percentage of revenue for the three months ended June 30, 2012 due to lower labor-related profit margin on the PEO Soldier program, and higher indirect costs as a percentage of revenue.

Interest Expense, net

Net interest expense was approximately $0.4 million for the quarter ended June 30, 2012 as compared to net interest expense of $0.5 million for the corresponding quarter during 2011. The decrease was primarily attributed to a lower overall weighted average loan balance, offset slightly by a higher weighted average borrowing rate.

Income taxes

For the three months ended June 30, 2012, the decrease in income taxes of $1.5 million was the result of the decrease in pretax income, partially offset by a slightly higher effective income tax rate. The effective income tax rate was approximately 40.6% and 39.7% for the quarters ended June 30, 2012 and 2011, respectively. The higher effective income tax rate for the three months ended June 30, 2012 was the result of an increase in the blended state rate from our current state revenue allocation of our subsidiaries.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(as a percentage of revenue)
Revenue	$190,262	$311,428	100.0%	100.0%
Operating expenses:
Cost of revenue	167,748	278,926	88.2	89.6
General and administrative expenses	13,086	11,844	6.9	3.8
Depreciation and amortization	3,463	3,125	1.8	1.0
Acquisition and integration related expenses	—	949	—	0.3

Total operating expenses	184,297	294,844	96.9	94.7

Operating income	5,965	16,584	3.1	5.3
Interest expense, net	811	680	0.4	0.2

Income before income taxes	5,154	15,904	2.7	5.1
Provision for income taxes	2,090	6,353	1.1	2.0

Net income	$3,064	$9,551	1.6%	3.1%

Revenue

For the six months ended June 30, 2012, total revenue decreased 38.9%, or $121.2 million, over the same period a year ago. This decrease in revenue was primarily due to the ending of our BRAC and NETCENTS contracts in 2011 which collectively accounted for $63.7 million of the decrease in revenue year-over-year. Our PEO Soldier program decreased $14.6 million in revenue year-over-year. These decreases were partially offset by revenue from our acquisition of AdvanceMed in 2011. During the first six months of 2012, our PEO Soldier program accounted for 17.7% of our revenue as compared with 15.5% of our revenue for the same period during 2011. The increase was due to our top line revenue year over year decreasing more than the dollar decrease in the PEO Soldier program year over year.

Cost of revenue

Cost of revenue decreased 39.9%, or $111.2 million, for the six months ended June 30, 2012, as compared to the same period a year ago. The decrease was attributable to decreases in direct labor and associated indirect costs, subcontractor labor costs, and hardware and product related costs due to the decrease in revenue primarily associated with the ending of our BRAC and NETCENTS contracts in 2011. As a percentage of revenue, cost of revenue was 88.2% and 89.6% for the six months ended June 30, 2012 and 2011, respectively. The 1.4% decrease in cost of revenue as a percentage of revenue is due to decreases in lower-margin BRAC and NETCENTS material costs, subcontractor labor costs and direct labor costs, and from losses incurred on two unrelated fixed-price contracts that contributed to the cost of revenue for the six months ended June 30, 2011.

General and administrative expenses

General and administrative expenses increased 10.5%, or $1.2 million, for the six months ended June 30, 2012, as compared to the same period a year ago. The increase was primarily due to general and administrative expenses associated with programs resulting from the acquisition of AdvanceMed, and higher stock compensation expense.

Depreciation and amortization

Depreciation and amortization expense was approximately $3.5 and $3.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase was primarily associated with the AdvanceMed acquisition which included significant property and equipment and purchased identified intangible assets.

Acquisition and integration related expenses

On April 1, 2011, we completed the acquisition of AdvanceMed. For the six months ended June 30, 2011, acquisition expenses were $0.9 million, principally consisting of accounting, legal and investment banking fees. There were no acquisition-related costs for the six months ended June 30, 2012.

Operating income

For the six months ended June 30, 2012, operating income was $6.0 million, or 3.1% of revenue, as compared to $16.6 million, or 5.3% of revenue, for the six months ended June 30, 2011. Operating income was lower in absolute dollars and as a percentage of revenue for the six months ended June 30, 2012 due to lower labor-related profit margin on the PEO Soldier program, and higher indirect costs as a percentage of revenue.

Interest expense, net

Net interest expense was approximately $0.8 million for the six months ended June 30, 2012 and approximately $0.7 million for the six months ended June 30, 2011. The increase was primarily attributed to a higher weighted average borrowing rate on a slightly lower weighted average loan.

Income taxes

For the six months ended June 30, 2012, income taxes decreased to $2.1 million from $6.4 million on a lower pretax income and a higher effective tax rate. The effective income tax rate for the six months ended June 30, 2012 was approximately 40.6% as compared to an effective income tax rate of 39.9% for the six months ended June 30, 2011. The higher effective income tax rate for the six months ended June 30, 2012 was the result of an increase in the blended state rate from our current state revenue allocation of our subsidiaries.

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

The balance of accounts receivable decreased by $28.5 million to $66.6 million at the end of the second quarter 2012, as compared to the fourth quarter of 2011. Days sales outstanding of accounts receivable (DSO) decreased to 66 days as of June 30, 2012 down 10 days from the 76 days reported as of December 31, 2011. The decrease in DSO is associated with the collection of receivables outstanding from 2011 that had been delayed by the adjudication and payment of award fees on several contracts, as well as the timing of certain milestone payments for certain fixed price contracts.

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, an increase in the Company’s cash needs, a decrease in the Company’s available cash, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position. We may suspend or discontinue repurchases at any time. During the third quarter of 2011, we repurchased $4.5 million of our Class A common stock. No stock repurchases took place in the six months ended June 30, 2012.

Credit Facility: Our senior credit facility is a revolving line of credit with a borrowing capacity of up to $125.0 million principal amount. The credit facility also has a $50.0 million accordion feature allowing us to increase our borrowing capacity to up to $175.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin (spread), ranging from 200 to 300 basis points, based on the amount of our outstanding senior debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. The accrued interest is due and payable monthly. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The credit facility expires on December 13, 2014. We do not currently hedge our interest rate risk. The credit facility allows us to use borrowings thereunder of up to $25 million to repurchase shares of our common stock.

Funds borrowed under the credit facility will be used to finance possible future acquisitions, and for working capital requirements, stock repurchases, and general corporate uses. As of June 30, 2012, there was $30.2 million due under the credit facility, reflecting net repayments of $23.8 million during 2012.

The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount (spread). As discussed above, one of the primary factors determining the spread is the ratio of our outstanding senior debt to EBITDA adjusted for acquisitions and other factors. The lower our ratio, the lower our spread above LIBOR will be As of June 30, 2012, the spread above LIBOR was 225 basis points and thus, the loan accrued interest at 2.5%.

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

As of June 30, 2012, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first six months of 2012. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. A change of 1% in interest rates would have changed our interest expense and cash flow by approximately $0.1 million for the three months ended June 30, 2012, and approximately $0.3 million for the six months ended June 30, 2012.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation, as of June 30, 2012, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Company made no changes in its internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

There have been no significant changes from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, and stockholders of AdvanceMed Corporation dated as of February 24, 2011 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2010, and filed with the Commission on December 15, 2010).

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Marco de Vito(incorporated herein by reference from Exhibit 10.3 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Michele R. Cappello(incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Lucas J. Narel(incorporated herein by reference from Exhibit 10.5 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

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

NCI, Inc.
Registrant

Date: August 1, 2012	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and Treasurer