Form 10-Q
period 2012-09-30
NCI, Inc.
filed 2012-11-09
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

As of November 5, 2012, there were 8,326,350 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

NCI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$88,467	$132,004	$278,729	$443,432

Operating expenses:
Cost of revenue	77,147	116,855	244,855	395,781
General and administrative expenses	6,251	6,768	19,377	18,612
Depreciation and amortization	1,681	1,870	5,145	4,995
Stock option tender offer	2,311	—	2,311	—
Acquisition and integration related expenses	—	54	—	1,003
Goodwill impairment	92,793	—	92,793	—

Total operating expenses	180,184	125,547	364,481	420,391

Operating income (loss)	(91,717)	6,457	(85,752)	23,041
Interest expense, net	266	503	1,077	1,183

Income (loss) before income taxes	(91,983)	5,954	(86,829)	21,858
Provision (benefit) for income taxes	(36,788)	2,472	(34,698)	8,825

Net income (loss)	$(55,195)	$3,482	$(52,131)	$13,033

Earnings (loss) per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,249	13,588	13,463	13,646

Net income (loss) per share	$(4.17)	$0.26	$(3.87)	$0.96

Diluted:

Weighted average shares outstanding	13,249	13,791	13,463	13,875

Net income (loss) per share	$(4.17)	$0.25	$(3.87)	$0.94

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of September 30, 2012	As of December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$3,084	$2,819
Accounts receivable, net	51,631	95,075
Deferred tax assets, net	680	4,152
Prepaid expenses and other current assets	8,057	3,159

Total current assets	63,452	105,205

Property and equipment, net	13,383	15,495
Other assets	1,468	1,875
Deferred tax assets, net	27,127	—
Intangible assets, net	8,021	9,717
Goodwill	57,529	150,322

Total assets	$170,980	$282,614

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$12,985	$30,018
Accrued salaries and benefits	17,783	18,717
Deferred revenue	2,061	1,987
Other accrued expenses	6,452	5,697

Total current liabilities	39,281	56,419

Long-term debt	21,000	54,000
Deferred tax liabilities, net	—	6,165
Other long-term liabilities	2,986	2,229

Total liabilities	63,267	118,813

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,149 shares issued and 8,326 shares outstanding as of September 30, 2012, and 9,163 shares issued and 8,875 shares outstanding as of December 31, 2011	174	174
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of September 30, 2012 and December 31, 2011	89	89
Additional paid-in capital	69,336	69,937
Treasury stock at cost— 823 shares of Class A common stock as of September 30, 2012, and 288 shares of Class A common stock as of December 31, 2011	(7,811)	(4,455)
Retained earnings	45,925	98,056

Total stockholders’ equity	107,713	163,801

Total liabilities and stockholders’ equity	$170,980	$282,614

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(52,131)	$13,033
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill Impairment	92,793	—
Stock-based compensation expense related to stock option tender offer	2,242	—
Depreciation and amortization	5,149	4,995
Share-based payments	1,703	1,273
Deferred income taxes	(29,820)	388
Changes in operating assets and liabilities:
Accounts receivable, net	43,444	45,381
Prepaid expenses and other assets	(4,490)	(1,244)
Accounts payable	(17,034)	(32,566)
Accrued expenses	654	(4,992)

Net cash provided by operating activities	42,510	26,268

Cash flows from investing activities:
Purchases of property and equipment	(1,343)	(2,080)
Proceeds from sale of property and equipment	—	26
Cash paid for acquisition, net of cash acquired	—	(63,327)

Net cash used in investing activities	(1,343)	(65,381)

Cash flows from financing activities:
Payments related to stock option tender offer	(1,320)	—
APIC from cancellation of stock options	(3,236)	—
Borrowings under credit facility	103,138	165,966
Repayments of credit facility	(136,138)	(124,266)
Principal payments under capital lease obligations	—	(23)
Proceeds from exercise of stock options	10	252
Excess tax deductions from stock options	—	22
Purchases of Class A common stock	(3,355)	(4,455)

Net cash (used in) provided by financing activities	(40,901)	37,496

Net change in cash and cash equivalents	266	(1,617)
Cash and cash equivalents, beginning of period	2,818	2,791

Cash and cash equivalents, end of period	$3,084	$1,174

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,048	$1,273

Income taxes	$2,927	$9,927

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to fairly present the Company’s financial position as of September 30, 2012 and its results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

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

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three and nine months ended September 30, 2012, the diluted effect of stock options of approximately 12,161 and 17,123 shares, respectively, were not included in the computation of diluted loss per share as the net loss would have made their effect anti-dilutive. For the three and nine months ended September 30, 2012, approximately 1,370,262 and 1,393,893 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the three and nine months ended September 30, 2011, approximately 250,000 and 156,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net (loss) Income	$(55,195)	$3,482	$(52,131)	$13,033

Weighted average number of basic shares outstanding during the period	13,249	13,588	13,463	13,646
Dilutive effect of stock options after application of treasury stock method	—	203	—	229

Weighted average number of diluted shares outstanding during the period	13,249	13,791	13,463	13,875

Basic (loss) earnings per share	$(4.17)	$0.26	$(3.87)	$0.96

Diluted (loss) earnings per share	$(4.17)	$0.25	$(3.87)	$0.94

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Accounts Receivable (in thousands)

Accounts receivable consist of billed and unbilled amounts at the end of each period:

	As of
	September 30, 2012	December 31, 2011
Billed receivables	$14,051	$41,905
Unbilled receivables:
Amounts billable at end of period	19,812	34,196
Other	18,570	19,564

Total unbilled receivables	38,382	53,760

Total accounts receivable	52,433	95,665
Less: allowance for doubtful accounts	802	590

Total accounts receivable, net	$51,631	$95,075

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next one year.

5. Property and Equipment (in thousands)

The following table details property and equipment at the end of each period:

	As of
	September 30, 2012	December 31, 2011
Property and equipment
Furniture and equipment	$21,827	$22,496
Leasehold improvements	7,520	6,963
Real property	549	549

	29,896	30,008
Less: Accumulated depreciation and amortization	16,512	14,513

Property and equipment, net	$13,384	$15,495

Depreciation expense for the three months ended September 30, 2012 and 2011 was $1.2 million and $1.1 million, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $3.4 million and $2.9 million, respectively.

6. Intangible Assets (in thousands)

The following table details intangible assets at the end of each period:

	As of
	September 30, 2012	December 31, 2011
Contract and customer relationships	$20,987	$20,987
Less: Accumulated amortization	13,001	11,365

	7,986	9,622

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	2,003	1,943

	35	95

Intangible assets, net	$8,021	$9,717

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amortization expense for the three months ended September 30, 2012 and 2011 was $0.5 million and $0.8 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was $1.7 million and $2.1 million, respectively.

7. Stock Option Tender Offer

In September 2012, the Company completed a cash tender offer for certain vested and unvested out-of-the-money stock options held by current and former employees, officers, and directors of NCI that were granted prior to January 1, 2012, provided that such stock options had not expired or terminated prior to the expiration of the offering period. The offer expired on September 19, 2012. Altogether we repurchased a total of 963,579 options for an aggregate cash purchase price of $1.3 million, which was paid in exchange for the cancellation of the eligible options. As a result of these repurchases, the Company incurred a charge of $2.3 million consisting of a non-cash charge of $2.2 million that consisted of the remaining unamortized stock based compensation expense associated with the unvested portion of the repurchased options and a small amount paid in excess of the estimated fair value of the options on the date of purchase, plus $0.1 million related to associated payroll taxes, professional fees and other costs.

The aggregate amount of the payments made in exchange for eligible options was charged to stockholder’s equity for stock options purchased at or below the estimated fair value of the options on the date of repurchase, which was the $1.3 million cash purchase price.

8. Share-Based Payments

During the three months ended September 30, 2012, the Company granted zero stock options and had zero exercises of options. During the nine months ended September 30, 2012, the Company granted 679,000 stock options and had exercises of 5,263 options. As of September 30, 2012, there were approximately 0.7 million options outstanding.

During the three and nine months ended September 30, 2012, the Company granted zero shares of restricted stock and 25,000 shares of restricted stock, respectively, and none of those shares have vested. During the three and nine months ended September 30, 2012, 12,500 shares of restricted stock vested and 32,500 shares of restricted stock vested, respectively, from restricted stock grants issued in 2011. As of September 30, 2012, there were 122,500 shares of restricted stock outstanding.

The following table summarizes stock compensation, exclusive of the stock option tender offer, for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Cost of revenue	$190	$234	$577	$460
General and administrative	344	420	1,126	812

	$534	$654	$1,703	$1,272

As of September 30, 2012, there was approximately $3.0 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with approximately $0.2 million, $1.0 million, $1.0 million, $0.7 million, and $0.1 million amortized during the remainder of 2012, 2013, 2014, 2015, and 2016, respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income before, or in conjunction with, the vesting of options.

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

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The credit facility allows us to use borrowings thereunder of up to $25 million to repurchase shares of the Company’s common stock. During the third quarter of 2012, NCI repurchased $3.4 million of the Company’s Class A common stock. At September 30, 2012, $17.2 million was remaining under the Board of Directors’ authorization for shares repurchases.

During the third quarter of 2012, NCI had a weighted average outstanding loan balance of $24.5 million which accrued interest at a weighted average borrowing rate of 2.5%. During the third quarter of 2011, NCI had a weighted average outstanding loan balance of $83.6 million which accrued interest at a weighted average borrowing rate of 2.3%. During the first nine months of 2012, NCI had a weighted average outstanding loan balance of $41.3 million which accrued interest at a weighted average borrowing rate of approximately 2.5%. During the first nine months of 2011, NCI had a weighted average outstanding loan balance of $61.5 million which accrued interest at a weighted average borrowing rate of approximately 2.2%. As of September 30, 2012 and December 31, 2011, the Company was in compliance with all its loan covenants. NCI did receive a waiver from the minimum tangible net worth covenant as of September 30, 2012, which the Company would not have met because of the goodwill impairment charge.

As of September 30, 2012, the outstanding balance under the credit facility was $21.0 million and interest accrued at a rate of LIBOR plus 225 basis points, or 2.5%. As of December 31, 2011, the outstanding balance under the credit facility was $54.0 million and interest accrued at a rate of LIBOR plus 225 basis points, or 2.5%. As of September 30, 2012 and December 31, 2010, the Company was in compliance with all of its loan covenants.

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

10. AdvanceMed Acquisition, continued

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

11. Goodwill (in thousands)

On October 1 of each year, NCI performs its annual fair value analysis of the Company. In addition, interim evaluations are performed when NCI determines that a triggering event has occurred that would more likely than not reduce fair value of the Company’s goodwill below its carrying or book value. If goodwill becomes impaired, the Company would record a charge to earnings in the financial statements during the period in which any impairment of goodwill is determined. During the third quarter of 2012, due to a continued decline in the market price of the Company’s stock, the market capitalization of the Company remained below the carrying value. In addition, federal budget issues, delayed award activity and the resulting expectations for the Company’s future performance all factored into the determination that a potential triggering event had occurred during the third quarter ended September 30, 2012. As a result, the Company performed an interim fair value analysis.

A two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The first step is used to identify any potential impairment by comparing the fair value of the Company with its carrying amount. The second step is used to measure the amount of impairment loss, if any, by comparing the implied fair value of goodwill with the carry amount of goodwill. Management, with the assistance of a third party valuation specialist, completed the analysis for the first step and determined that the Company’s implied fair value was below its carrying value as of September 30, 2012. As a result, the Company commenced the second step to determine the implied fair value of goodwill. The estimated fair value of the Company was calculated using a combination of discounted cash flow projections, market values for comparable businesses, and terms, prices and conditions found in sales of comparable businesses.

Based on the analysis, management has concluded that a loss as of September 30, 2012 is probable and can be reasonably estimated. Accordingly, the Company recorded an impairment charge of $92.8 million during the three months ended September 30, 2012, which represents management’s best estimate of the impairment loss. Any adjustments to this impairment charge will be made in the fourth quarter of 2012. A tax benefit totaling $37.1 million was recorded related to the goodwill impairment charge.

The following table represents changes in goodwill:

	December 31, 2011	Goodwill Impairment	September 30, 2012
Goodwill	$150,322	$92,793	$57,529

NCI, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. Restructuring Charge (in thousands)

During December 2011, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our existing work force and physical locations.

The activity and balance of the restructuring liability accounts for the year ended December 31, 2011 (all within the fourth quarter of 2011) and for the nine months ended September 30, 2012 are as follows:

	Severance and Related Costs	Lease and Facilities Exit Costs	Total
Balance as of January 1, 2011	$—	$—	$—
Restructuring costs	451	2,688	3,139
Adjustments	—	—	—
Cash payments	(87)	(111)	(198)

Balance as of December 31, 2011	364	2,577	2,941

Restructuring costs	—	—	—
Adjustments	—	(4)	(4)
Cash payments	(364)	(715)	(1,079)

Balance as of September 30, 2012	$0	$1,858	$1,858

Amounts contained in balance sheet as of September 30, 2012
Other accrued expenses	—	693	693
Other long-term liabilities	—	1,165	1,165

Total	$—	$1,858	$1,858

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

13. Related Party Transactions

The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended September 30, 2012 and 2011, the expense incurred under this agreement was approximately $231,000 and $271,000, respectively. For the nine months ended September 30, 2012 and 2011, the expense incurred under this agreement was approximately $642,000 and $619,000, respectively. As of September 30, 2012 and December 31, 2011, approximate outstanding amounts due to Net Commerce Corporation were $81,000 and $76,000, respectively.

The Company rents office space from Gur Parsaad Properties, Ltd. which is controlled by Dr. Gurvinder Pal Singh. Dr. Singh was a member of NCI’s Board of Directors until September 9, 2010. The lease is for approximately 41,000 square feet at $15.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on September 30, 2015. For the three months ended September 30, 2012 and 2011, NCI paid $260,000 and $214,000, respectively, for rent to Gur Parsaad Properties, Ltd. For the nine months ended September 30, 2012 and 2011, NCI paid $782,000 and $705,000, respectively, for rent to Gur Parsaad Properties, Ltd. As of September 30, 2012 and December 31, 2011, there were no outstanding amounts due to Gur Parsaad Properties, Ltd.

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue derived from prime contracts	87%	89%	87%	90%

Customer Group Revenue

The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Department of Defense and intelligence agencies	75%	82%	76%	87%
U.S. Federal civilian agencies	25%	18%	24%	13%

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

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Time-and-materials	24%	30%	25%	44%
Cost-plus fee	49%	43%	51%	29%
Firm fixed-price	27%	27%	24%	27%

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

Contract Backlog

As of	Funded backlog	Total backlog
	(in millions)
September 30, 2012	$249	$910
December 31, 2011	220	1,001

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(as a percentage of revenue)
Revenue	$88,467	$132,004	100.0%	100.0%

Operating expenses:
Cost of revenue	77,147	116,855	87.2	88.5
General and administrative expenses	6,251	6,768	7.1	5.2
Depreciation and amortization	1,681	1,870	1.9	1.4
Stock option purchase	2,311	—	2.6	0.0
Acquisition and integration related expenses	—	54	0.0	0.0
Goodwill impairment	92,793	—	104.9	0.0

Total operating expenses	180,184	125,547	203.7	95.1

Operating income (loss)	(91,717)	6,457	(103.7)	4.9
Interest expense, net	266	503	0.3	0.4

Income (loss) before income taxes	(91,983)	5,954	(104.0)	4.5
Provision (benefit) for income taxes	(36,788)	2,472	41.6	1.9

Net income (loss)	$(55,195)	$3,482	(62.4)%	2.6%

Revenue

For the three months ended September 30, 2012, total revenue decreased by 33.0%, or $43.5 million, over the same period a year ago. This decrease in revenue was primarily due to a net decrease of approximately $22.5 million as a result of reductions of scope of work, the expiration of task orders and contracts, and certain lost contract recompetes, and the ending of our Base Realignment and Closure (BRAC) related and other non-core programs, which collectively accounted for $16.3 million of the decline in revenue year-over-year. Our PEO Soldier program decreased $4.7 million year-over-year mostly due to a reduced scope of work. During the third quarter of 2012, our PEO Soldier program accounted for 16.3% of our revenue as compared with 14.5% of our revenue for the same period during 2011.

Cost of revenue

Cost of revenue decreased 34.0%, or $39.7 million, for the three months ended September 30, 2012, as compared to the same period a year ago. The decrease was attributable to decreases in direct labor and associated indirect costs and hardware and product related expenses associated with the ending of our BRAC related and other non-core programs. As a percentage of revenue, cost of revenue was 87.2% and 88.5% for the quarters ended September 30, 2012 and 2011, respectively. The 1.3% decrease in cost of revenue as a percentage of revenue resulted from a decrease in lower-margin BRAC related and other non-core material costs and direct labor costs for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, and from losses incurred on two unrelated fixed-price contracts that contributed to the cost of revenue for the quarter ended September 30, 2011.

General and administrative expenses

General and administrative expenses decreased 7.6%, or $0.5 million, for the three months ended September 30, 2012 as compared to the same period a year ago. The decrease was primarily due to lower compensation expense and to a lesser extent the timing of certain accrued expenses.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.7 and $1.9 million for the quarters ended September 30, 2012 and 2011, respectively. The decrease was primarily due to reduced amortization expense of intangible assets associated with prior acquisitions.

Stock option purchase

In September 2012, we completed a cash tender offer for certain out-of-the-money stock options held by current and former employees, officers, and directors of NCI that were granted prior to January 1, 2012, provided that such stock options had not expired or terminated prior to the expiration of the offering period on September 19, 2012. For the three months ended September 30, 2012, costs associated with the stock option purchase were approximately $2.3 principally consisting of $2.2 million related to the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, plus $0.1 million related to associated payroll taxes, professional fees and other costs.

Acquisition and integration related expenses

On April 1, 2011, we completed the acquisition of AdvanceMed. For the three months ended September 30, 2011, acquisition expenses were $0.1 million principally consisting of accounting, legal and investment banking fees. There were no acquisition related costs for the three months ended September 30, 2012.

Goodwill impairment

On September 30, 2012, we completed a test for goodwill impairment due to certain triggering events and determined a goodwill impairment existed. For the three months ended September 30, 2012, we took a $92.8 million goodwill impairment. No goodwill impairment existed for the three months ended September 30, 2011.

Operating income

For the three months ended September 30, 2012, net operating loss was $91.7 million, or 103.7% of revenue, as compared to $6.5 million, or 4.9% of revenue, for the three months ended September 30, 2011. Operating income was lower for the three months ended September 30, 2012 due to costs associated with the impairment charge and the stock option tender offer.

Interest Expense, net

Net interest expense was approximately $0.3 million for the quarter ended September 30, 2012 as compared to net interest expense of $0.5 million for the corresponding quarter during 2011. The decrease was primarily attributed to a lower overall weighted average loan balance, offset slightly by a higher weighted average borrowing rate.

Income taxes

For the three months ended September 30, 2012, the decrease in income taxes of $39.3 million was the result of the decrease in pretax income due to the goodwill impairment, partially offset by a slightly lower effective income tax rate. The effective income tax rate was approximately 40.0% and 41.5% for the quarters ended September 30, 2012 and 2011, respectively. The lower effective income tax rate for the three months ended September 30, 2012 was the result of an increase in the permanent differences as a percent of lower book income due to the goodwill impairment.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(as a percentage of revenue)
Revenue	$278,729	$443,432	100.0%	100.0%

Operating expenses:
Cost of revenue	244,855	395,781	87.9	89.3
General and administrative expenses	19,377	18,612	7.0	4.2
Depreciation and amortization	5,145	4,995	1.8	1.1
Stock option tender offer	2,311	—	0.8	0.0
Acquisition and integration related expenses	—	1,003	0.0	0.2
Goodwill impairment	92,793	—	33.3	0.0

Total operating expenses	364,481	420,391	130.8	94.8

Operating income (loss)	(85,752)	23,041	(30.8)	5.2
Interest expense, net	1,077	1,183	0.4	0.3

Income (loss) before income taxes	(86,829)	21,858	(31.2)	4.9
Provision (benefit) for income taxes	(34,698)	8,825	12.5	2.0

Net income (loss)	$(52,131)	$13,033	(18.7)%	2.9%

Revenue

For the nine months ended September 30, 2012, total revenue decreased 37.1%, or $164.7 million, over the same period a year ago. This decrease in revenue was primarily due to the ending of our BRAC related and other non-core programs in 2011 which collectively accounted for $79.9 million of the decrease in revenue year-over-year, and a net decrease of approximately $65.4 million in revenue as a result of reductions of scope of work, the expiration of task orders and contracts, and certain lost contract recompetes. Our PEO Soldier program decreased $19.4 million in revenue year-over-year. These decreases were partially offset by revenue from our acquisition of AdvanceMed in 2011. During the first nine months of 2012, our PEO Soldier program accounted for 17.2% of our revenue as compared with 15.2% of our revenue for the same period during 2011. The increase was due to our top line revenue year over year decreasing more than the dollar decrease in the PEO Soldier program year over year.

Cost of revenue

Cost of revenue decreased 38.1%, or $150.9 million, for the nine months ended September 30, 2012, as compared to the same period a year ago. The decrease was attributable to decreases in direct labor and associated indirect costs, subcontractor labor costs, and hardware and product related costs due to the decrease in revenue primarily associated with the ending of our BRAC related and other non-core programs in 2011. As a percentage of revenue, cost of revenue was 87.9% and 89.3% for the nine months ended September 30, 2012 and 2011, respectively. The 1.6% decrease in cost of revenue as a percentage of revenue is due to decreases in lower-margin BRAC related and other non-core material costs, subcontractor labor costs and direct labor costs, and from losses incurred on two unrelated fixed-price contracts that contributed to the cost of revenue for the nine months ended September 30, 2011.

General and administrative expenses

General and administrative expenses increased 4.1%, or $0.8 million, for the nine months ended September 30, 2012, as compared to the same period a year ago. The increase was primarily due to general and administrative expenses associated with programs resulting from the acquisition of AdvanceMed, and higher stock compensation expense.

Depreciation and amortization

Depreciation and amortization expense was approximately $5.1 and $5.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase was primarily associated with the AdvanceMed acquisition which included significant property and equipment and purchased identified intangible assets.

Stock option tender offer

In September 2012, we completed a cash tender offer for certain out-of-the-money stock options held by current and former employees, officers, and directors of NCI that were granted prior to January 1, 2012, provided that such stock options had not expired or terminated prior to the expiration of the offering period on September 19, 2012. For the nine months ended September 30, 2012, costs associated with the stock option purchase were approximately $2.3 million principally consisting of $2.2 million related to the remaining unamortized stock based compensation expense associated with the unvested portion of the options tendered in the offer, plus $0.1 million related to associated payroll taxes, professional fees and other costs.

Goodwill impairment

On September 30, 2012, we completed a test for goodwill impairment due to certain triggering events and determined a goodwill impairment existed. For the nine months ended September 30, 2012, we took a $92.8 million goodwill impairment. No goodwill impairment existed for the nine months ended September 30, 2011.

Acquisition and integration related expenses

On April 1, 2011, we completed the acquisition of AdvanceMed. For the nine months ended September 30, 2011, acquisition expenses were $0.1 million, principally consisting of accounting, legal and investment banking fees. There were no acquisition-related costs for the nine months ended September 30, 2012.

Operating income

For the nine months ended September 30, 2012, net operating loss was $85.8 million, or 30.8% of revenue, as compared to $23.0 million, or 5.2% of revenue, for the nine months ended September 30, 2011. Operating income was lower for the nine months ended September 30, 2012 due to costs associated with the impairment charge and the stock option tender offer, lower labor-related profit margin on the PEO Soldier program, and higher indirect costs as a percentage of revenue.

Interest expense, net

Net interest expense was approximately $1.1 million for the nine months ended September 30, 2012 and approximately $1.2 million for the nine months ended September 30, 2011. The decrease was primarily attributed to a higher weighted average borrowing rate on a lower weighted average loan and an increase in the interest expense related to the unutilized portion of NCI’s credit facility.

Income taxes

For the nine months ended September 30, 2012, income taxes decreased by $43.5 million from $8.8 million for the nine months ended September 30, 2011, on a lower pretax income and a slightly lower effective tax rate. The effective income tax rate for the nine months ended September 30, 2012 was approximately 40.0% as compared to an effective income tax rate of 40.4% for the nine months ended September 30, 2011. The lower effective income tax rate for the nine months ended September 30, 2012 was the result of lower permanent difference amounts as a percent of lower book income due to the goodwill impairment.

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

The balance of accounts receivable decreased by $43.4 million to $51.6 million at the end of the third quarter 2012, as compared to the fourth quarter of 2011. Day’s sales outstanding of accounts receivable (DSO) decreased to 54 days as of September 30, 2012 down 22 days from the 76 days reported as of December 31, 2011. The decrease in DSO is associated with the collection of receivables outstanding that had been delayed by the adjudication and payment of award fees on several contracts, the timing of certain milestone payments for certain fixed price contracts, as well as the accelerated payment of certain receivables at the end of the third quarter of 2012.

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, an increase in the Company’s cash needs, a decrease in the Company’s available cash, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position. We may suspend or discontinue repurchases at any time. During the third quarter of 2011, we repurchased 287,935 shares of our Class A common stock for $4.5 million. During the third quarter of 2012, we repurchased 535,047 shares of our Class A common stock for $3.4 million. At September 30, 2012, $17.2 million was remaining under the Board of Directors’ authorization for shares repurchases.

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

Funds borrowed under the credit facility will be used to finance possible future acquisitions, and for working capital requirements, stock repurchases, and general corporate uses. As of September 30, 2012, there was $21.0 million due under the credit facility, reflecting net repayments of $33.0 million during 2012.

The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount (spread). As discussed above, one of the primary factors determining the spread is the ratio of our outstanding senior debt to EBITDA adjusted for acquisitions and other factors. The lower our ratio, the lower our spread above LIBOR will be. As of September 30, 2012, the spread above LIBOR was 225 basis points and thus, the loan accrued interest at 2.5%.

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

As of September 30, 2012, we were in compliance with all our loan covenants. NCI did receive a waiver from the minimum tangible net worth covenant as of September 30, 2012, which the Company would not have met because of the goodwill impairment charge.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first nine months of 2012. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. A change of 1% in interest rates would have changed our interest expense and cash flow by approximately $0.1 million for the three months ended September 30, 2012, and approximately $0.3 million for the nine months ended September 30, 2012.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Management carried out an evaluation, as of September 30, 2012, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Company made no changes in its internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no sales of unregistered securities during the third quarter of 2012.

The following table presents information about our repurchases of Class A common stock that were made through open market transactions during the third quarter of 2012.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012	254,656	$5.27	254,656	$19,203,537
August 1 – 31, 2012	160,465	6.98	160,465	18,083,473
September 1 – 30, 2012	119,926	7.37	119,926	17,199,947

Total	535,047	6.25	535,047	17,199,947

(1)	During November 2010, our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. We have $17.2 million authorized for additional shares repurchases.
(2)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, and stockholders of AdvanceMed Corporation dated as of February 24, 2011 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on September 12, 2009).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on September 12, 2009).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2010, and filed with the Commission on December 15, 2010).

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc., and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Registration Statement on Form 10-K (File No. 000-51579), as filed with the Commission on March 9, 2012).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: November 9, 2012	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer
and Treasurer