Form 10-K
period 2012-12-31
NCI, Inc.
filed 2013-02-28
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $33,628,499.

As of February 22, 2013, there were 8,232,615 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

COMPANY OVERVIEW

NCI is a worldwide provider of leading-edge enterprise services and solutions to Defense, Intelligence, Healthcare, and Civilian Government agencies. Inspired by our customers’ missions and driven by their challenges, we focus on helping our customers achieve higher levels of performance by utilizing cutting-edge technologies and methodologies in the following capability areas: Cloud Computing and Data Center Consolidation, Cybersecurity and Information Assurance, Engineering and Logistics Support, Enterprise Information Management and Advanced Analytics, Health IT and Clinical Support, IT Service Management, Software and Systems Development/Integration, and Training and Simulation.

Our team of highly skilled professionals is committed to service excellence and delivers innovative, cost-effective enterprise services and solutions on time and within budget. We are focused on reshaping the way services and solutions are delivered to our customers in order to proactively understand and meet their mission needs and enable them to rapidly adapt to dynamic environments. Headquartered in Reston, Virginia, NCI currently operates in more than 100 locations around the globe.

For additional discussion and analysis related to recent business developments, see “Industry Trends” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

IT AND PROFESSIONAL SERVICES AND SOLUTIONS

We provide IT and professional services and solutions by leveraging our eight core service offerings: Cloud computing and IT infrastructure optimization; cybersecurity and information assurance; engineering and logistics support; enterprise information management and advanced analytics; health IT and medical support; IT service management; modeling, simulation, and training; software and systems development and integration.

Cloud Computing and IT Infrastructure Optimization

NCI uses an integrated, tailorable engineering and operations methodology for governing how we provide cloud computing and IT infrastructure optimization services that fulfill our customer’s most important mission needs. Our Government-focused, cloud-agnostic approach allows our customers to adapt rapidly to the changing environment.

As a cloud broker/integrator, NCI is trusted to help our clients navigate the range of cloud, Everything-as-a-Service (EaaS), capacity services, and virtualization options available. We enable the benefits of the private cloud to be implemented through enterprise cloud (eCloud) solutions behind our customers’ firewalls for enhanced security/control. We focus on identifying, qualifying, and partnering with leading Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS), and Software-as-a-Service (SaaS) providers like Amazon Web Services, Microsoft, and Google.

As a data center implementor/consolidator, NCI is adept at moving, modernizing, and operating highly secure data center environments for U.S. Intelligence, Military, and Healthcare communities. We drive increasing levels of cost savings and offer opportunities to leverage innovative capacity services and EaaS procurement models.

Cybersecurity and Information Assurance

NCI’s comprehensive approach is designed to align information assurance (IA) and cybersecurity initiatives that support business objectives, compliance requirements, and risk management.

Leveraging our domain expertise and experience, NCI provides our customers the full lifecycle of cybersecurity services, including policy and planning, compliance, identity and access management, training, education, awareness, and enterprise security operations. We design, configure, and deploy security architectures based on assessments of our customers’ current and future information technology (IT) needs, mission requirements, and regulatory requirements, as well as specific threats from unauthorized users.

NCI’s integrated approach to network and security management ensures that cybersecurity is a central component of all our service offerings. Our IA teams research and implement security policies, provide technical support, and develop comprehensive security assessment plans covering the full lifecycle of IA support. We help define and implement IA policies, procedures, and guidelines to ensure effective future IT planning with direct linkage to portfolio management and Information Technology Infrastructure Library (ITIL)–based service catalogs.

Engineering and Logistics Support

NCI supports Department of Defense (DoD) weapon systems lifecycle support efforts in diminishing manufacturing sources and material shortages (DMSMS) analysis and engineering solutions in support of modernization and technology insertion. We provide a turnkey solution to mitigating weapons system obsolescence, which includes DMSMS subject-matter experts and a web-based, state-of-the-art software tool to provide proactive analysis and resolution services that save time, money, and resources for our customers.

Our proactive DMSMS efforts require us to manage a synergistic effort by teams across several disciplines and communities, including acquisition, parts management, standardization, logistics, and sustainment. NCI’s approach combines engineering expertise with in-depth obsolescence analysis, allowing our team to identify potential risks early, as well as alternate sources, components, or engineering designs. Our predictive analysis and service life–extension capabilities ensure increased asset readiness and availability with reduced total cost of ownership.

Enterprise Information Management and Advanced Analytics

NCI directly supports rapid and relevant discovery, anticipatory intelligence, focused analysis, and persistent surveillance across multiple customer domains and operational disciplines as well as significantly enriches the intelligence-to-operations lifecycle by applying scalable technologies and advanced algorithms to help interpret data.

We leverage IA principles to establish data standards/guidelines that enable clients to manage enterprise information through improved metadata management, master data management, data integration, and data quality projects. Our solutions combine the functional expertise and knowledge of domain experts with advanced data mining and statistical algorithms, and our applied techniques include cluster analysis, data fusion and integration, machine learning, natural language processing, neural networks, predictive modeling, time series analysis, and complex visualization (graph analytics).

In our Global Health Group, NCI’s experts in visualization, data modeling, and computational linguistics provide enterprise capabilities to satisfy mission and customer needs. We couple our technical experts with regulation and healthcare subject-matter expertise to identify anomalies indicative of fraudulent, wasteful, or abusive behaviors.

Health IT and Medical Support

NCI provides a broad spectrum of health IT services experience, including cybersecurity/IA, Health Insurance Portability and Accountability Act (HIPPA) and Federal Information Security Management Act (FISMA) compliance, data analysis/management, and case management to support healthcare benefit programs and improve the quality of healthcare services provided by health and medical personnel.

We leverage a deep and diverse skill base encompassing IT services, electronic health records management, healthcare data analysis, logistics, case management, investigations, and fraud detection. Our team of professionals includes public health experts, healthcare administrators, investigators, nurses, physicians, statisticians, network engineers, medical trainers, IT specialists, bioenvironmental engineers, and aerospace physiologists. Our capabilities and infrastructure support all aspects of health IT and medical support, and our solutions offer real-time, high-fidelity interactions among patients and their practitioners.

IT Service Management

NCI designs, installs, and manages complex mission-critical enterprise systems for our customers, increasing the reliability, security, and efficiency of their IT operations while meeting stringent guidelines and requirements. We provide end-to-end management and IT enterprise network services, and we understand the processes, technology, and Federal/DoD regulations that drive our customers’ needs.

Using our own IT service management (ITSM) technical methodology as the baseline, NCI customizes each implementation based on specific customer requirements to ensure we are supporting their needs and mission. This methodology utilizes network and traffic simulations to identify potential changes in performance or possible security issues within a particular network, allowing our engineers to protect customers’ systems and data. We employ continual service-improvement processes and knowledge-centric service-delivery assurance practices designed to keep customers’ mission-critical systems at peak performance. Our ITSM professionals are trained and certified in the leading commercial enterprise tools and combine that knowledge with our techniques, experience, and processes to deliver innovative solutions to our customers.

Modeling, Simulation, and Training

NCI offers a full range of modeling, simulation, training, and exercise support capabilities to increase performance and identify the most cost-effective strategies to meet our customers’ unique training needs. Our blended training strategy fully integrates our distinction in training analysis and courseware development with our IT expertise to provide a complete, multifaceted training solution. We provide these solutions through a unique blend of systems engineering, agile development, and operation expertise that allow us to tailor our solutions.

NCI develops programs within an adaptive training environment that support individual, collective, distance learning, and constructive modalities. Our tailored training solutions leverage the in-depth operational expertise of our staff and the engineering, software development, and network operation capabilities of the company. Our training programs are developed using a disciplined Capability Maturity Model Integration (CMMI) Level 3 appraised process, thereby ensuring a specific focus on performance and effectiveness.

Software and Systems Development/Integration

NCI has developed a systems engineering methodology that supports quality-managed, performance-based processes within a responsive, modular, and agile framework. We are CMMI appraised and hold certifications in International Organization for Standardization (ISO) 9001:2008, and we fully integrate ISO 20000-1:2005 quality aspects into our corporate engineering methodology to ensure we deliver high-quality products and services on time and within budget.

NCI’s software/systems development approach focuses on frequent customer interaction to ensure our design remains consistent with customer needs. As codified in our agile Hybrid Engineering Lifestyle MethodologySM (HELM), we provide a full range of software development, systems engineering, and integration services focused primarily on our customers’ high-end mission-oriented programs. NCI’s HELM processes incorporate best practices from ISO 9001:2008, Institute of Electrical and Electronics Engineers (IEEE) 12207, CMMI, ISO 20000-1:2005, and ITIL V3, and we apply this hybrid framework to ensure thorough, robust, full-lifecycle engineering processes are kept in balance with efficiency and rapid, responsive delivery goals.

KEY CUSTOMERS

Our customers include a diverse base of Federal Government defense, intelligence, and civilian agencies. For the year ended December 31, 2012, approximately 76% of our revenue was generated from DoD and Intelligence agency customers, and approximately 24% of our revenue was generated from Federal civilian agency customers.

CONTRACT PROCUREMENT

Our business is heavily regulated, and we must work within laws and regulations relating to the formation, administration and performance of U.S. Government contracts. The U.S. Government procurement environment has evolved due to statutory and regulatory procurement reform initiatives. Today, U.S. Government customers employ several procurement contracting methods to purchase services and solutions. Budgetary pressures and reforms in the procurement process have caused many U.S. Government customers to increasingly purchase services and products using contracting processes that give them the ability to select multiple winners or pre-qualify certain contractors to provide various services or products on established general terms and conditions rather than through single-award contracts. The predominant contracting methods through which U.S. Government agencies procure services and products include the following:

Single-Award Contracts. U.S. Government agencies may procure services and products through single-award contracts, which specify the scope of services and products that will be delivered and identify the contractor that will provide the specified services. When an agency has a requirement, interested contractors are solicited, qualified and then provided with a request for a proposal. The process of qualification, request for proposals and evaluation of contractor bids requires the agency to maintain a large, professional procurement staff; the bidding and selection process can take a year or more to complete. For the contractor, this method of contracting may provide greater certainty of the timing and amounts to be received at the time of contract award because it generally results in the customer contracting for a specific scope of services or products from the single successful awardee.

Indefinite Delivery/Indefinite Quantity (IDIQ) Contracts. The U.S. Government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. Government then issues task orders under the IDIQ contracts to purchase the specific services or products it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multi-award IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as government-wide acquisition contracts. IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling –but not committing—the U.S. Government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract, and in the case of a multi-award IDIQ, the contractor from which such purchases may be made.

U.S. General Services Administration (GSA) Schedule Contracts. The GSA maintains listings of approved suppliers of services and products with agreed-upon prices for use throughout the U.S. Government. In order for a company to provide services under a GSA Schedule contract, a company must be pre-qualified and awarded a contract by the GSA. When an agency uses a GSA Schedule contract to meet its requirements, the agency, or the GSA on behalf of the agency, conducts the procurement. The user agency, or the GSA on its behalf, evaluates the user agency’s requirements and initiates a competition limited to GSA Schedule-qualified contractors. GSA Schedule contracts are designed to provide the user agency with reduced procurement time and lower procurement costs. Similar to IDIQ contracts, at the time a GSA Schedule contract is awarded, a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract.

We often team with other parties, including our competitors, to submit bids for large U.S Government procurements or other opportunities where we believe that the combination of services and products that we can provide as a team will help us win and best perform the contract. Our relationships with our teammates, including whether we serve as the prime contractor or as a subcontractor, vary with each contract opportunity and typically depend on the program, contract or customer requirements, as well as the relative size, qualifications, capabilities, customer relationships and experience of our company and our teammates.

Contracting with the U.S. Government also subjects us to substantial regulation and unique risks, including the U.S. Government’s ability to cancel any contract at any time without reason. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. These regulations and risks are described in more detail below under Risk Factors in this Annual Report on Form 10-K.

CONTRACT TYPES

Generally, the type of contract for our services and products is determined by or negotiated with the U.S. Government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:

Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. This type of contract is generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts generally subject us to lower risk, but generally require us to use our best efforts to accomplish the scope of the work within a specified time and amount of costs.

Time-and-materials (T&M) contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over the period of performance of the contracts.

Firm-fixed-price (FFP) contracts provide for a fixed price for specified products, systems and/or services. This type of contract is generally used when the government acquires products and services on the basis of reasonably definitive specifications and which have a determinable fair and reasonable price. These contracts offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for fiscal 2012, 2011 and 2010, see Contract Types in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

CONTRACT BACKLOG

Backlog represents the estimated amount of future revenues to be recognized under awarded contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K.

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

COMPETITION

We believe that major competitive factors in our market include strong customer relationships, a record of successful contract performance, a reputation for quality, an experienced management team, and employees with a wide range of technical expertise and security clearances. With the Government’s expanding adoption of low-price, technically acceptable (LPTA) acquisition approaches, competitive pricing has taken on even more importance than existed in past years, especially in labor-intensive, services-based contracts. We often compete against or team with divisions of large Defense and IT services contractors, including Lockheed Martin Corporation, Northrop Grumman Corporation, General Dynamics Corporation, Computer Sciences Corporation, Raytheon, Harris, BAE Systems, Booz Allen Hamilton, and Science Applications International Corporation (SAIC). We also compete against or team with mid-tier Federal contractors, such as CACI International and ManTech International that have specialized capabilities, as well as numerous non-public companies within the sector. In the immediate future, we are anticipating competition from new organizations that have been divested by major Defense contractors due to organizational conflicts of interest (OCI) or for competitiveness reasons. Two examples are the spin-off of Engility Holdings Inc. by L-3 Communications and SAIC’s decision to split into two separate publicly traded companies. Some of our competitors have significantly longer operating histories and more substantial resources. We expect competition in the U.S. Federal Government IT and professional services sector to increase in the future.

EMPLOYEES

As of December 31, 2012, we had approximately 2,200 employees, more than 70% of whom held at least one U.S. Federal Government security clearance. Our employees are located at more than 100 sites worldwide. More than 62% of our staff is located on-site with our customers, allowing us to build and cultivate long-term relationships.

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

For the years ended December 31, 2012 and 2011, we derived substantially all our revenue from U.S. Federal Government contracts, either as a prime contractor or a subcontractor, including approximately 76% and 86% of our revenue from contracts with the DoD and Intelligence Agencies in 2012 and 2011, respectively. We believe that U.S. Federal Government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with U.S. Federal Government Agencies in general, or with the DoD and Intelligence Agencies in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with U.S. Federal Government Agencies are our performance on individual contracts and task orders, the strength of our professional reputation, and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenue and operating results could decline materially.

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

As of December 31, 2012, our estimated contract backlog totaled approximately $706 million, of which approximately $212 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early; or an option that we had assumed could not be exercised. In 2012, we experienced significant reductions in contract backlog as a result of reductions in scope of work and decreased contract ceilings on certain programs, among other factors. Further, while many of our U.S. Federal Government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract backlog will be recognized as revenue.

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

•	changes in U.S. Federal Government programs or requirements, including the increased use of small business providers;

•	U.S. Federal Government Agencies are more frequently awarding contracts on an LPTA basis in order to reduce expenditures;

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

We are a subcontractor to other businesses on a portion of our business. If these businesses were to encounter financial difficulty, they may fail to perform their contractual obligation. Consequently, our contractual performance and reputation, as well as our financial results could be affected.

We are a subcontractor to other businesses on some of our contracts or task orders (approximately 13% of our revenue in 2012 was derived from contracts where we were a subcontractor). We are not in a position to control overall contract performance, and our payments are subject to the financial capabilities of the prime, not the U.S. Federal Government. If our prime contractor experiences difficulties, it may not have the financial resources to perform its contractual obligations. This failure to perform could harm our reputation and affect our earnings and financial position.

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

As experienced by numerous organizations across the globe, companies in the IT industry are challenged with responding to and mitigating advanced persistent threats (APTs) to their customers’ systems and networking infrastructures. Though unpatched and “zero-day” exploits are common issues, the most effective APTs begin with sophisticated socially-engineered communications (so called “phishing” emails) to trick users into visiting websites that can inject malicious software (malware) onto the users’ local computing devices. Once a company is infected with malware, the APTs work to embed themselves further into the organization, gather information, and then slowly and stealthily extract company data to parties outside of the compromised environment (potentially for long periods of time). We combat APTs by leveraging a combination of management, operational and technical controls. These controls include our risk management, continuous monitoring methodology (and associated solution), ISO 20000 based IT processes, and our corporate Computer, Network, and Internet Security Management policies. Failures to implement and operate these controls may result in contract terminations, adverse legal actions (including potentially the payment of damages to affected parties), additional investments in security management and network/system monitoring tools, and damage to our reputation among our customers and the market at large (leading to potential loss of competitive momentum). In aggregate, failure to focus on APTs may result in a material increase in our costs, reduction in our revenues, and lessened competitive positioning (or some combination thereof).

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

To the extent that we do not generate sufficient cash from existing business to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. A substantial acquisition could cause us to expand or renegotiate our current credit facility. We cannot be certain that additional funds will be available if needed and, if available, that such funds will be available on acceptable terms. Any such funding could require us to incur a significantly higher interest expense. If we cannot raise additional funds on acceptable terms, we may not be able to make future acquisitions.

Our operating results could cause us to violate one or more of our loan covenants, limiting our access to working capital and our ability to make substantial acquisitions.

Our credit facility contains financial and operating covenants that, among other things, require us to maintain or satisfy specified financial ratios, limit our ability to incur indebtedness, pay dividends or engage in certain significant business transactions, and require us to comply with a number of other affirmative and negative operating covenants. Failure to meet these financial and operating covenants could result from, among other things, changes in our results of operations, our incurrence of debt, or changes in general economic conditions. Violations of one or more of these covenants, depending on the severity, could cause us to renegotiate our senior debt facility, possibly incurring significant bank fees and additional interest expense. Each of these could have a material adverse impact to our earnings, cash flow, and financial position.

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

In 2012, we experienced significant expiration and reduction of scope of high-margin contracts which will impact us in future years. Sustaining our current financial position and positioning ourselves for growth has placed significant demands on our management, as well as on our administrative, operational, and financial resources. For us to continue to sustain our current financial position and position ourselves for growth, we must continue to improve our operational, financial, and management information systems, as well as to expand, motivate, and manage our workforce. If we are unable to maintain our current financial position and position ourselves for growth while maintaining our quality of service and profit margins, or if new systems that we implement to assist us in maintaining our current financial position and positioning ourselves for growth, do not produce the expected benefits, our business, prospects, financial condition, or operating results could be adversely affected.

We could have substantial investments in recorded goodwill as a result of a future acquisitions, and changes in future business conditions could cause those investments to become impaired, requiring substantial write-downs that could reduce our operating income

As of December 31, 2012, we did not have any goodwill accounted for in our recorded total assets. If we make any future acquisitions and record goodwill, under U.S. generally accepted accounting principles (GAAP), we will have to review our goodwill for impairment at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. If any future goodwill were to become impaired, we would record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

Risks Related to Our Industry

Our U.S. Federal Government contracts may be terminated by the U.S. Federal Government at any time, and if we do not replace them, our revenue and operating profits may be adversely affected.

We derive substantially all of our revenue from U.S. Federal Government contracts that typically span one or more base years and one or more option years. U.S. Federal Government Agencies have the right to decline to exercise these option periods. In addition, our contracts also contain provisions permitting a U.S. Federal Government customer to terminate the contract on short notice and for its convenience, as well as for default. A decision by a U.S. Federal Government Agency not to exercise option periods or to terminate contracts could result in a reduction of our profitability on these contracts and significant revenue shortfalls.

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

In addition, most U.S. Federal Government contract awards are subject to protest by competitors. If specified legal requirements are satisfied, these protests require the U.S. Federal Government Agency to suspend the contractor’s performance of the newly awarded contract pending the outcome of the protest. These protests could also result in a requirement to resubmit bids for the contract or in the termination, reduction, or modification of the awarded contract. If we are subject to delays in the startup of work on awarded contracts due to protests, our actual results could differ materially and adversely from those anticipated.

Each of our contract types involves the risk that we could underestimate our costs and incur losses.

We enter into three types of U.S. Federal Government contracts for our services: time-and-materials, cost-plus fee, and firm fixed-price. For the year ended December 31, 2012, we derived approximately 25%, 49%, and 26% of our revenue from time-and-materials, cost-plus fee, and firm fixed-price contracts, respectively. If we acquire other businesses, our contract mix could change significantly, depending on the size and contract mix of the acquired businesses.

Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of performance, which may result in a reduced profit or a loss on the contract for us. Under time-and-materials contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume minimal financial risk on delivery of time-and-materials contracts because we only assume the risk of performing those contracts at negotiated hourly rates. However, to perform profitably under time-and-material contracts, we must be able to staff the contract with appropriately priced individuals. If we cannot find individuals whose fully-burdened cost is less than the contract value, we will incur a loss on the contract. Under cost-plus fee contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. To the extent that actual costs incurred in performing a cost-plus fee contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. Under firm fixed-price contracts, we perform specific tasks for a fixed-price. Compared to time-and-materials and cost-plus fee contracts, firm fixed-price contracts generally offer higher margin opportunities but involve greater financial risk because we bear the impact of cost overruns. Because we assume the most risk for cost overruns and contingent losses on firm fixed-price contracts, an increase in the percentage of firm fixed-price contracts in our contract mix would increase our risk of suffering losses. Failure to properly estimate our costs for firm fixed-price contracts could have a material adverse impact on our financial results.

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

As a result of the Small Business Administration (SBA) set aside program, the U.S. Federal Government may decide to restrict certain procurements only to bidders that qualify under minority-owned, small, small-disadvantaged businesses, or other such programs. As a result, we would not be eligible to perform work as a prime. In such circumstances, we compete as a subcontractor with small businesses.

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

We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others such as:

•	changes in contract type and profitability;

•	fluctuations in revenue recognized on contracts;

•	variability in demand for our services and solutions;

•	commencement, completion, or termination of contracts during any particular quarter;

•	timing of award or performance incentive-fee notices;

•	timing of significant bid and proposal costs;

•	timing of acquisition activities and the expensing of acquisition-related costs;

•	variable purchasing patterns under the GSA Schedule 70 task orders, GWACs, blanket purchase agreements, and other agency-specific IDIQ contracts;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	fluctuations in staff utilization rates; and

•	U.S. Federal Government shutdowns or temporary facility closings.

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

Mr. Narang, our founder, Chairman, and CEO, controls the Company, and his interests may not be aligned with yours.

As of December 31, 2012, Mr. Narang, our founder, Chairman and CEO, through his beneficial ownership of 4,700,000 shares of our Class B common stock and 378,946 shares of our Class A common stock, owned or controlled 86% of the combined voting power and 39% of the outstanding shares of the common stock. Accordingly, Mr. Narang controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability – without the consent of our public stockholders – to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers, or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.

A substantial number of shares of our common stock are eligible for sale by Mr. Narang, which could cause our common stock price to decline significantly.

As of December 31, 2012, Mr. Narang beneficially owned 4,700,000 outstanding shares of Class B common stock and 378,946 shares of Class A common stock of the Company. Mr. Narang may, at his discretion, sell these shares in the public market, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. The market price of our common stock could drop significantly if Mr. Narang sells his interests in the Company or is perceived by the market as intending to sell them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office facilities used in our business. Our executive offices and principal operations are located at 11730 Plaza America Drive, Reston, Virginia, where we occupy space under a lease that expires in 2018. We also lease space located in Alabama, Arizona, California, Illinois, Maryland, Nebraska, Ohio, Tennessee, Texas, Virginia, and Washington. We have multiple high-level Sensitive Compartmented Information Facilities (SCIFs). The majority of our employees are located in facilities provided by the U.S. Federal Government. We do not currently own any real estate used in the performance of ongoing contracts and maintain flexibility in facility occupancy through termination and subleasing options concurrent with contract terms in many of our leases. We believe our facilities meet our current needs and that additional facilities will be available as needed.

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

	2012		2011
Quarters	High	Low	High	Low
First	$12.33	$6.18	$24.48	$20.01
Second	6.86	3.21	25.24	21.55
Third	8.00	3.80	24.25	11.26
Fourth	7.26	4.02	15.15	10.77

There is no established public market for our Class B common stock.

As of February 22, 2013, there were 83 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees. As of February 22, 2013, the closing price of our Class A common stock was $5.37.

Share Repurchases

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our Company’s cash needs, borrowing capacity under our credit facility, interest rates, and the our financial performance and position. We may suspend or discontinue repurchases at any time. During the third quarter of 2011, we repurchased 287,935 shares of our Class A common stock at an average price of $15.47 per share for a total purchase price of $4.5 million. During the third quarter of 2012, we repurchased 535,047 shares of our Class A common stock at an average price of $6.25 per share for a total purchase price of $3.4 million. During the fourth quarter of 2012, we repurchased 93,735 shares of our Class A common stock at an average price of $5.54 per share for a total purchase price of $0.5 million. At December 31, 2012, $16.7 million was remaining under the Board of Directors’ authorization for shares repurchases.

Dividend Policy

We currently intend to retain all future earnings, if any, for use in the operation, development, and expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, business prospects, and any other factors our Board of Directors deems relevant. Our existing credit facility was amended in December 2012 to allow us to pay a dividend if, after it is paid, we meet certain financial criteria, otherwise we will be in default under our credit agreement. In addition, the terms of any future credit agreement may prevent us from paying any dividends or making any distributions or payments with respect to our capital stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the fourth quarter of 2012.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information about our repurchases of Class A common stock that were made through open market transactions during the fourth quarter of 2012.

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2012	254,656	$5.27	254,656	$19,203,537
August 1 – 31, 2012	160,465	6.98	160,465	18,083,473
September 1 – 30, 2012	119,926	7.37	119,926	17,199,947
October 1 – 31, 2012	93,735	5.54	93,735	16,681,281

Total	628,782	6.14	628,782	16,681,281

(1)	During November 2010, our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. We have $16.7 million authorized for additional shares repurchases.
(2)	The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2007 through December 31, 2012, with the cumulative total return on (i) the NASDAQ Composite — Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of NCI and the following other U.S. Federal Government service providers with whom we compete: CACI International Inc., Dynamics Research Corporation, ICF International, Inc., and ManTech International Corporation. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS

AMONG NCI, INC., THE NASDAQ COMPOSITE — TOTAL RETURNS, THE RUSSELL 2000 INDEX, AND U.S. FEDERAL GOVERNMENT SERVICES PEER GROUP

Comparison of 5 Year Total Cumulative Return Assumes Initial Investment of $100 on December 31, 2007

December 31, 2012
NCI, Inc.	$27.41
NASDAQ Composite—Total Returns	106.94
Russell 2000 Index	119.08
U.S. Federal Government services peer group	81.99

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2012. We derived the selected consolidated financial data from our audited consolidated financial statements. Prospective investors should read this selected financial data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2012 (a)	2011 (b)	2010	2009(c)	2008 (d)
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$368,387	$558,261	$581,341	$468,910	$390,596

Operating costs and expenses:
Cost of revenue	322,281	499,398	512,779	407,322	336,473
General and administrative expenses	26,148	24,150	23,730	21,848	20,079
Depreciation and amortization	6,926	6,732	5,054	4,228	3,660
Stock option tender offer	2,311	—	—	—	—
Acquisition and integration related expenses	—	1,012	—	199	—
Restructuring charge	—	3,139	—	—	—
Gain on extinguishment of contingent consideration liability	—	—	—	(2,285)	—
Impairment of goodwill and intangible assets	150,752	—	—	—	—

Total operating costs and expenses	508,418	534,431	541,563	431,312	360,212

Operating (loss) income	(140,031)	23,830	39,778	37,598	30,384
Interest expense, net	1,325	1,698	598	657	2,026

(Loss) income before income taxes	(141,356)	22,132	39,180	36,941	28,358
(Benefit) provision for income taxes	(54,532)	8,974	15,309	14,784	11,318

Net (loss) income	$(86,824)	$13,158	$23,871	$22,157	$17,040

(Loss) earnings per share:
Basic	$(6.51)	$0.96	$1.75	$1.65	$1.28
Diluted	$(6.51)	$0.95	$1.72	$1.61	$1.25
Weighted average shares:
Basic	13,335	13,675	13,621	13,452	13,362
Diluted	13,335	13,830	13,878	13,775	13,633

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$763	$2,819	$2,791	$1,193	$1,267
Net working capital	28,420	48,786	55,684	48,073	41,146
Total assets	141,776	282,614	269,478	241,651	200,333
Total long-term debt	17,500	54,000	20,023	42,094	40,220
Total stockholders’ equity	72,890	163,801	153,047	124,227	98,859

Notes to Five-Year Summary

(a)	During the third quarter 2012, we recognized a goodwill impairment of $92.8 million. During the third quarter 2012, we completed a cash tender offer for certain vested and unvested out-of-the-money stock options held by current and former employees, officers, and directors of NCI that were granted prior to January 1, 2012 and repurchased 963,579 options, incurring a charge of approximately $2.3 million. During the fourth quarter 2012, we recognized a goodwill impairment of $57.5 million and an impairment of intangible assets of $0.4 million.
(b)	Effective April 1, 2011, we acquired AdvanceMed Corporation (AdvanceMed).
(c)	During the third quarter of 2009, we recognized a contingent liability of $5.3 million as part of the TRS acquisition associated with future earnout payments. During the fourth quarter of 2009, we and the previous majority shareholder of TRS entered into negotiations to terminate the contingent consideration earnout for an immediate cash payment. Both parties determined it was in the best interest of the combined entity to eliminate the earnout, and the parties mutually agreed to the $3 million settlement. Consequently, we recognized a $2.3 million gain on the extinguishment of contingent consideration liability in 2009.
(d)	Acquisition costs associated with the acquisition of the PEO Soldier assets were capitalized in accordance with U.S. GAAP in effect at that time.

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

•	Cloud computing and IT infrastructure optimization

•	Cybersecurity and information assurance

•	Engineering and logistics support

•	Enterprise information management and advanced analytics

•	Health IT and medical support

•	IT service management

•	Modeling, simulation, and training

•	Software and systems development and integration

Our significant long-term strategic initiatives include:

•	achieving annual revenue growth by deploying internal resources and forming tactical and strategic relationships while better leveraging key differentiators across NCI;

•	deploying resources and investments, particularly in the area of business development, toward larger, more technically challenging opportunities in higher-growth segments of federal procurement;

•

improving our operating income margin through solid contract execution and growth in higher-margin business areas and continued improvement in our infrastructure and related business processes for greater efficiency across all our business functions;

•

disciplined deployment of our cash resources and use of our capital structure to enhance growth and shareholder value through internal growth initiatives, stock repurchases, dividends and other uses as conditions warrant; and

•	investing in our people, including employee training and development programs, with a focus on retention and recruiting.

Industry Trends

In fiscal 2012, essentially all of our total revenues were from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 76% of our total revenues in fiscal 2012. Accordingly, our business performance is subject to changes in the overall level of U.S. Government spending, especially national security, including defense, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.

While we believe that national security, including defense, homeland security, and intelligence spending will continue to be a priority, the U.S. Government deficit and budget situation has created increasing pressure to examine and reduce spending in these areas. In August 2011, President Obama signed into law the Budget Control Act of 2011, which increased the U.S. Government’s debt ceiling and enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. Government. According to the Office of Management and Budget, these savings include $487 billion in DoD baseline spending reductions over the next 10 years. The Budget Control Act also established a joint bipartisan committee of Congress responsible to recommend at least $1.2 trillion in additional savings by November 23, 2011. The joint bipartisan committee did not meet the November 23, 2011 deadline for proposing recommended legislation. Due to that failure, unless Congress passes and the President signs legislation amending the Budget Control Act, additional automatic spending cuts (referred to as sequestration) totaling $1.2 trillion over 10 years will be triggered. These spending cuts are expected to further reduce DoD and homeland security spending by approximately $500 billion and other federal agency spending by approximately $700 billion over that timeframe, beginning in the government fiscal year ending September 30, 2013 (GFY13). We are evaluating the potential impacts of this legislation on our business, and while the ultimate effect on our business is uncertain, the amount and nature of these federal budget spending reductions could adversely impact our future revenues and growth prospects in those markets.

In January 2012, the DoD issued strategic guidance on the U.S. defense priorities for the next ten years, which identified the primary missions of the U.S. armed forces and the capabilities expected to be critical to future success, including intelligence, surveillance and reconnaissance and cybersecurity. Although the impact of implementation of the strategic guidance on the DoD budget and our business is uncertain, we believe that we are well positioned to support many of these critical capabilities.

As of February 25, 2013, federal appropriation bills for GFY13 are delayed, with continuing resolutions required to fund government into GFY13 as well as the continued threat of possible additional spending cuts through sequestration. Most federal agencies are operating under a relatively normal GFY 2012 environment while anticipating changes resulting from possible sequestration on March 1, 2013. Customers remain cautious about the continuation of funding and about initiating new program starts for the remainder of GFY 2013. These concerns are causing procurement delays in the short term and are expected to impact us throughout the first half of our year ending December 31, 2013. In addition, recent press reports disclosed the U.S. Army’s “Talking Points for Operating Under Fiscal Uncertainty,” which, among other things, outlined reductions in Operations & Maintenance (O&M) expenditures including training, depot maintenance, and post-combat equipment maintenance and repair. While sequestration has yet to take effect, agencies appear to have started to take actions based on expectations of its occurring. Apart from the specifics of the debt reduction resolution mentioned above, we anticipate that federal budgets will begin contracting in GFY 2013 and, barring unforeseen circumstances, we do not expect that this contraction will level off prior to at least GFY 2015.

For more information on these risks and uncertainties, see “Risk Factors” in Part I of this Annual Report on Form 10-K.

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Year ended December 31,
	2012	2011	2010
Revenue derived from prime contracts	87%	90%	88%

Customer Group Revenue

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

	Year ended December 31,
	2012	2011	2010
Defense and Intelligence Agencies	76%	86%	92%
Federal Civilian Agencies	24%	14%	8%

The increase in our percentage of total revenue earned on work for Federal Civilian Agencies was primarily due to the reduction of revenue associated with work for Defense and Intelligence Agencies, including the completion of Base Realignment and Closure (BRAC) and other non-core business, the reduction in revenue associated with our U.S. Army Program Executive Office (PEO) Soldier contract, and from our acquisition of AdvanceMed, and certain lost recompetes and the expiration of other core work.

Contract Type Revenue

Our services and solutions are provided under three basic types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

For a discussion of the types of contracts under which we generate revenue, see “Business Contract Types” in Part I of this Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of total revenues for the last three fiscal years:

	Year ended December 31,
	2012	2011	2010
Time-and-materials	25%	41%	55%
Cost-plus fee	49%	32%	14%
Firm fixed-price	26%	27%	31%

The increase in our revenue under cost-plus fee type contracts primarily resulted from our acquisition of AdvanceMed and the transition of our U.S. Army Program Executive Office (PEO) Soldier contract from time-and-materials type contract to cost-plus fee type contract in the second quarter of 2011.

Contract Backlog

As of	Funded backlog	Total backlog
	(in millions)
December 31, 2012	$212	$706
December 31, 2011	$220	$1,001

We received net bookings worth an estimated $73 million and $33 million during fiscal 2012 and 2011, respectively. Net bookings represent the estimated amount of revenue to be earned in the future from funded and unfunded contract awards that were received during the year, net of any adjustments to previously awarded backlog amounts. We calculate net bookings as the year’s ending backlog plus the year’s revenues less the prior year’s ending backlog and less any backlog obtained in acquisitions during the year.

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

General and Administrative Expenses

General and administrative expenses include costs related to corporate business development, bid and proposal, contracts administration, finance and accounting, legal, corporate governance, and executive and senior management. The primary items of general and administrative expenses are the salaries and wages, plus associated fringe benefits, including stock compensation, of our employees performing these functions, as well as the related facilities and information technology support costs.

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

Stock Option Tender Offer

Stock compensation charges related to the stock option tender offer in September 2012. These expenses include the remaining unamortized stock based compensation expense associated with the unvested portion of the repurchased options and a small amount paid in excess of the estimated fair value of the options on the date of purchase, plus amounts related to associated payroll taxes, professional fees and other costs.

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

Impairment of Goodwill and Intangible Assets

Non-cash charges related to our impairment of book goodwill and intangible assets in September 2012 and December 2012. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The first step is used to identify any potential impairment by comparing the fair value of the Company with its carrying amount. The second step is used to measure the amount of impairment loss, if any, by comparing the implied fair value of goodwill with the carry amount of goodwill.

Interest Expense, net

Interest income is primarily related to earnings on short-term, highly liquid investments of our excess cash. Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and amortization of deferred financing fees.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2012	2011	2012	2011
	(in thousands)		(as a Percentage of Revenue)
Revenue	$368,387	$558,261	100.0%	100.0%

Operating expenses:
Cost of revenue	322,281	499,398	87.5	89.5
General and administrative expenses	26,148	24,150	7.1	4.3
Depreciation and amortization	6,926	6,732	1.9	1.2
Stock option tender offer	2,311	—	0.6	—
Acquisition and integration related expenses	—	1,012	—	0.2
Restructuring charge	—	3,139	—	0.5
Impairment of goodwill and intangible assets	150,752	—	40.9	—

Total operating expenses	508,418	534,431	138.0	95.7

Operating (loss) income	(140,031)	23,830	(38.0)	4.3
Interest expense, net	1,325	1,698	0.4	0.3

(Loss) income before income taxes	(141,356)	22,132	(38.4)	4.0
(Benefit) provision for income taxes	(54,532)	8,974	(14.8)	1.6

Net (loss) income	$(86,824)	$13,158	(23.6)%	2.4%

Revenue

Revenue for the year ended December 31, 2012 was $368.4 million, compared to $558.3 million for the year ended December 31, 2011, representing a decrease of $189.9 million, or 34.0%. This decrease in revenue is principally due to the ending of base realignment and closure, or BRAC-related, and other non-core programs, which collectively totaled approximately $87 million; a net decrease in revenue as a result of reductions of scope, the expiration of task orders and contracts, and certain lost contract re-competes, which totaled approximately $79 million; and a decrease in revenue from our PEO Soldier program, which accounted for approximately $24 million of the year-over-year decline in revenue.

Our PEO Soldier contract accounted for $62.4 million and $86.0 million of our revenue in 2012 and 2011, respectively. This represented 16.9% and 15.4% of our revenue in 2012 and 2011, respectively.

Cost of revenue

Cost of revenue for the year ended December 31, 2012 was $322.3 million, or 87.5% of revenue, compared to $499.4 million, or 89.5% of revenue, for the year ended December 31, 2011. The decrease in cost of revenue was attributable to less direct labor, subcontractor and other direct costs, from a reduced contract base, offset somewhat by higher associated indirect costs. The decrease of cost of revenue as a percentage of revenue was primarily due to higher gross margin on NCI direct labor which increased as a percentage of revenue and a reduction in non-labor costs from the ending of base realignment and closure, or BRAC-related, and other non-core programs that carried a lower margin.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2012 were $26.1 million, or 7.1% of revenue, compared to $24.2 million, or 4.3% of revenue, for the year ended December 31, 2011. The increase was due to higher indirect support expenses such as, higher indirect support salaries and associated benefits, partially offset by a decrease in bid and proposal costs.

Depreciation and amortization

Depreciation and amortization for the years ended December 31, 2012 and 2011 was $6.9 million and $6.7 million, respectively. The year-over-year increase was due to the added depreciation expense associated with the assets acquired through the AdvanceMed acquisition.

Stock option tender offer

During 2012, we completed a cash tender offer for certain out-of-the-money stock options held by current and former employees, officers, and directors of NCI that were granted prior to January 1, 2012, provided that such stock options had not expired or terminated prior to the expiration of the offering period. Costs associated with the stock option tender offer were approximately $2.3 million, principally consisting of $2.2 million related to the remaining unamortized stock-based compensation expense associated with the unvested portion of the options tendered in the offer, plus $0.1 million related to associated payroll taxes, professional fees and other costs.

Impairment of goodwill and intangible assets

During 2012, we determined that all of our goodwill was impaired and recorded goodwill impairment charges totaling $150.3 million. The goodwill impairment was identified based on a number of factors, including the continued decline in the market price of our stock, delayed award activity, federal budget issues and the resulting expectations on our future performance. No goodwill impairment existed for the year ended December 31, 2011. The impairment of intangible assets totaled $0.4 million for the year ended December 31, 2012.

Acquisition and integration related expenses

During 2011, we incurred $1.0 million in acquisition and integration related expenses to acquire AdvanceMed. NCI did not incur any acquisition and integration related expenses in 2012.

Restructuring charge

During the fourth quarter of 2011, we incurred $3.1 million relating to a reduction in force and leased space costs. The restructuring charge includes estimates for rents relating to leased space which we are no longer using but we are subject to lease obligations in the amount of $2.6 million. Severance costs for the terminated employees were approximately $0.5 million. NCI did not incur any restructuring charges in 2012.

Interest expense, net

For the year ended December 31, 2012, net interest expense was $1.3 million compared to $1.7 million for the year ended December 31, 2011. Net interest expense decreased primarily as a result of lower outstanding borrowings on our senior credit facility, offset by a higher weighted average borrowing rate during the period. During 2012, we had a weighted average outstanding loan balance of $36.3 million and a weighted average borrowing rate of approximately 2.5%. During 2011, we had a weighted average outstanding loan balance of $63.1 million and a weighted average borrowing rate of approximately 2.3%.

Provision for Income taxes

For the year ended December 31, 2012, our benefit for income taxes was 38.6% of our loss before tax. This is represents a decrease from 40.5% of our income before tax for the year ended December 31, 2011. The decrease was principally attributable to the large operating loss in 2012 and a decrease in the aggregate state tax rate.

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

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. During 2012, approximately 25% of our revenue was generated under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also during 2012, approximately 49% of our revenue was generated under cost-plus fee contracts, which automatically adjust for changes in cost. The remaining 26% of our revenue was generated under firm fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

Trends in Revenue

We expect our revenue to decline in 2013 as compared to 2012, due to the expiration of task orders and contracts within our core contract base, the reduction in scope on certain contracts and lost contract recompetes, among other factors, including shifting budget priorities of the U.S. Federal Government as described more fully under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends” above. We do not expect that revenue derived from new business in 2013 will meaningfully offset the reduction in revenue.

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

During 2012, the balance of accounts receivable decreased by $32.8 million to $62.3 million at the end of the year. Days sales outstanding of accounts receivable (DSO) decreased 12 days to 64 days at December 31, 2012 as compared to 76 days at December 31, 2011.

As of December 31, 2012, $17.5 million was due under the credit facility, as compared to $54.0 million outstanding as of December 31, 2011, reflecting $36.5 million of net repayments during 2012.

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our Company’s cash needs, borrowing capacity under our credit facility, interest rates, and our financial performance and position. We may suspend or discontinue repurchases at any time. During 2011, we purchased 287,935 shares at an average price of $15.47 per share for a total purchase price of $4.5 million. During 2012, we purchased 628,782 shares at an average price of $6.14 per share for a total purchase price of $3.9 million. We have $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

Credit Facility: During the fourth quarter of 2012, we amended our credit facility which modifies certain terms of our Amended and Restated Loan and Security Agreement, including, among other things, (i) a reduction in aggregate borrowing capacity under the Company’s credit facility from $125.0 million to $80.0 million, (ii) certain changes in the Company’s financial covenants, including its maximum funded debt ratio and its minimum net worth, which shall be calculated under the Amendment based on minimum tangible net worth, (iii) reduction in the credit facility’s accordion feature from $50 million to $45 million, and (iv) a waiver from compliance with the Company’s covenant to maintain the existence of Operational Technologies Services, Inc. (“OTS”), a former subsidiary of the Company, and the removal of OTS as a borrower as a result of OTS’ dissolution. Also under the Amendment, the outstanding balance under the credit facility will accrue interest based on one-month LIBOR plus an applicable margin (spread), ranging from 225 to 325 basis points, based on the ratio of our outstanding debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. The accrued interest is due and payable monthly. The outstanding borrowings are collateralized by a security interest in substantially all our assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The credit facility expires on December 13, 2014. We do not currently hedge our interest rate risk. The credit facility allows us to use borrowings thereunder of up to $17.5 million to repurchase shares of our common stock. Funds borrowed under the credit facility will be used to finance possible future acquisitions, for working capital requirements, for stock repurchases, and for general corporate uses.

The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount (spread). As discussed above, one of the primary factors determining the spread is the ratio of our outstanding senior debt to EBITDA adjusted for acquisitions. The lower our ratio, the lower our spread above LIBOR will be. Our spread above LIBOR is based on the following loan covenant:

Senior Debt to EBITDA Ratio	Spread
Below 1.0 to 1	225 basis points
Between 1.0 and 1.75 to 1	250 basis points
Between 1.75 and 2.5 to 1	275 basis points
Greater than 2.5 to 1	325 basis points

As of December 31, 2012, the spread above LIBOR was 250 basis points and the loan accrued interest at 2.7%.

The credit facility contains various restrictive covenants that, among other things, restrict our ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require us to maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds.

As of December 31, 2012, we were in compliance with all our loan covenants. NCI did receive a waiver from the minimum net worth covenant as of September 30, 2012, which the Company would not have met because of the goodwill impairment charge.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 that require us to make future cash payments.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Credit facility	$17,500	$—	$17,500	$—	$—
Operating lease obligations	28,378	8,125	15,525	4,729	—

Total	$45,878	$8,125	$33,025	$4,729	$—

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

Goodwill and Intangible Assets

Net tangible and identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the date of acquisition. At the time of the acquisition, all intangibles, including contracts and related customer relationships and non-compete agreements, are reviewed to determine the term of amortization for each intangible asset.

Goodwill is reviewed for impairment no less than annually or when circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Annually on October 1, and when circumstances dictate, we perform a fair value analysis of our reporting unit. If goodwill becomes impaired, we will record a charge to earnings in our financial statements in the period in which any impairment of our goodwill is determined. During 2012, we reviewed Goodwill for impairment as of October 1, 2012 and December 31, 2012. As of each measurement date, we determined there was an indicator that goodwill was impaired. We recorded a goodwill impairment charge of $92.8 million in the third quarter 2012 and $57.5 million in the fourth quarter 2012.

Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the intangible asset many not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets and will result in a reduction of earnings in the period incurred. During the fourth quarter 2012, the Company recorded a charge of $0.4 million relating to the impairment of customer relationship and contract backlog as a result of reductions in scope of work and expected earnings on certain contracts associated with the acquisition of TRS in 2009. The impairment charge is aggregated with Impairment of goodwill and intangible assets on the Consolidated Statements of Operations.

Contract rights are amortized proportionately against the acquired backlog. Non-compete agreements are amortized over their estimated useful lives.

Our acquisitions to date have been treated as asset purchases under the Internal Revenue Code. As such, the goodwill generated from those acquisitions is deductible for tax purposes. For the year ended December 31, 2012, the tax deduction was approximately $10.0 million. At our tax rate of 38.6%, this deduction saved us approximately $3.9 million in current income tax expenditures. As of December 31, 2011, we had approximately $103 million in future goodwill tax deductions. As previously noted, while goodwill is not deducted for book purposes, it can be impaired for book purposes. Due to the total impairment of our book goodwill as of December 31, 2012, as we deduct the goodwill for tax purposes, we are decreasing our deferred tax asset.

Deferred Tax Assets

Deferred tax assets represent temporary differences in the tax basis of an asset or liability and its reported amount in the financial statements that will result in future tax deductions. Deferred tax assets are evaluated to determine if the future tax deductions will be realizable. Future realization of tax benefits ultimately depends on the existence of sufficient taxable income within the appropriate period that is available under the tax law. All available evidence is considered to determine if a valuation allowance for deferred tax assets is needed.

As of December 31, 2012, we had approximately $49.1 million in deferred tax assets. Based primarily on projection of future taxable income, we believe there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets are fully realizable and no valuation allowance is necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the year ended December 31, 2012, a 1% change in interest rates would have changed our interest expense and cash flows by approximately $0.4 million. This estimate is based on our average loan balances for the year.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by COSO in Internal Control—Integrated Framework to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2012, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting in the three months ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Compensation,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”), and that information is incorporated by reference in this Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 406 of Regulation S-K concerning the Company’s Code of Ethics is included under the caption “Election of Directors” in our 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which Company stockholders may recommend nominees to the Company’s Board of Directors is included under the caption “Election of Directors” in our 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” in our 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2013 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this annual report on Form 10-K:

(1)

Report of Independent Registered Public Accounting Firm On The Consolidated Financial Statements

Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

F. Exhibits required by Item 601 of Regulation S-K:

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, and stockholders of AdvanceMed Corporation dated as of February 24, 2011 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. 2005 Performance Incentive Plan (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.3*	Form of 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2010, and filed with the Commission on December 15, 2010).

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

21.1‡	Subsidiaries of Registrant

23.1‡	Consent of Ernst & Young LLP., independent registered public accounting firm

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

(b) Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCI, Inc. Registrant

Date:	February 28, 2013	By:	/s/ CHARLES K. NARANG
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

Signature	Title	Date

/s/ BRIAN J. CLARK	President and Director	February 28, 2013
Brian J. Clark

/S/ LUCAS J. NAREL	Executive Vice President, Chief Financial Officer and Treasurer	February 28, 2013
Lucas J. Narel

/s/ JAMES P. ALLEN	Director	February 28, 2013
James P. Allen

/s/ JOHN E. LAWLER	Director	February 28, 2013
John E. Lawler

/s/ PAUL V. LOMBARDI	Director	February 28, 2013
Paul V. Lombardi

/s/ J. PATRICK MCMAHON	Director	February 28, 2013
J. Patrick McMahon

/s/ PHILIP O. NOLAN	Director	February 28, 2013
Philip O. Nolan

/s/ DANIEL R. YOUNG	Director	February 28, 2013
Daniel R. Young

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

INDEX TO FINANCIAL STATEMENTS

NCI, INC.

Report of Independent Registered Public Accounting Firm

On The Consolidated Financial Statements

The Board of Directors and Stockholders of NCI, Inc.

We have audited the accompanying consolidated balance sheets of NCI, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

February 28, 2013

NCI, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2012	2011	2010
Revenue	$368,387	$558,261	$581,341

Operating expenses:
Cost of revenue	322,281	499,398	512,779
General and administrative expenses	26,148	24,150	23,730
Depreciation and amortization	6,926	6,732	5,054
Stock option tender offer	2,311	—	—
Acquisition and integration related expenses	—	1,012	—
Restructuring charge	—	3,139	—
Impairment of goodwill and intangible assets	150,752	—	—

Total operating expenses	508,418	534,431	541,563

Operating (loss) income	(140,031)	23,830	39,778
Interest expense, net	1,325	1,698	598

(Loss) income before income taxes	(141,356)	22,132	39,180
(Benefit) provision for income taxes	(54,532)	8,974	15,309

Net (loss) income	$(86,824)	$13,158	$23,871

(Loss) earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,335	13,675	13,621

Net (loss) income per share	$(6.51)	$0.96	$1.75

Diluted:
Weighted average shares outstanding	13,335	13,830	13,878

Net (loss) income per share	$(6.51)	$0.95	$1.72

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	As of December 31,
	2012	2011
Assets:
Current assets:
Cash and cash equivalents	$763	$2,819
Accounts receivable, net	62,293	95,075
Deferred tax assets, net	3,269	4,152
Income tax receivable	5,543	243
Prepaid expenses and other current assets	5,215	2,916

Total current assets	77,083	105,205

Property and equipment, net	12,564	15,495
Other assets	1,593	1,875
Deferred tax assets, net	43,463	—
Intangible assets, net	7,073	9,717
Goodwill	—	150,322

Total assets	$141,776	$282,614

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$24,148	$30,018
Accrued salaries and benefits	15,858	18,717
Deferred revenue	1,032	1,987
Other accrued expenses	7,625	5,697

Total current liabilities	48,663	56,419

Long-term debt	17,500	54,000
Deferred tax liabilities, net	—	6,165
Other long-term liabilities	2,723	2,229

Total liabilities	68,886	118,813

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,149 shares issued and 8,232 shares outstanding as of December 31, 2012, and 9,163 shares issued and 8,875 shares outstanding as of December 31, 2011	174	174
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of December 31, 2012 and 2011	89	89
Additional paid-in capital	69,726	69,937
Treasury stock at cost—917 and 288 shares of Class A common stock as of December 31, 2012 and 2011, respectively	(8,331)	(4,455)
Retained earnings	11,232	98,056

Total stockholders’ equity	72,890	163,801

Total liabilities and stockholders’ equity	$141,776	$282,614

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Class A common stock		Class B common stock		Additional Paid-in Capital	Retained Earnings	Class A Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at December 31, 2009	8,288	$158	5,200	$99	$62,943	$61,027	—	$—	$124,227
Net income	—	—	—	—	—	23,871	—	—	23,871
Stock compensation expense	—	—	—	—	1,607	—	—	—	1,607
Exercise of stock options	181	3	—	—	2,930	—	—	—	2,933
Net excess tax benefit (deficiency) from stock transactions	—	—	—	—	409	—	—	—	409

Balance at December 31, 2010	8,469	$161	5,200	$99	$67,889	$84,898	—	$—	$153,047
Net income	—	—	—	—	—	13,158	—	—	13,158
Conversion of Class B common stock to Class A common stock	500	10	(500)	(10)	—	—	—	—	—
Restricted stock grants, net of forfeitures	165	3	—	—	(3)	—	—	—	—
Stock compensation expense	—	—	—	—	1,800	—	—	—	1,800
Exercise of stock options	29	—	—	—	261	—	—	—	261
Net excess tax benefit (deficiency) from stock transactions	—	—	—	—	(10)	—	—	—	(10)
Purchase of Class A common stock for Treasury	(288)	—	—	—	—	—	288	(4,455)	(4,455)

Balance at December 31, 2011	8,875	$174	4,700	$89	$69,937	$98,056	288	$(4,455)	$163,801
Net (loss)	—	—	—	—	—	(86,824)	—	—	(86,824)
Restricted stock grants, net of forfeitures	(19)	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	4,204	—	—	—	4,204
Exercise of stock options	5	—	—	—	10	—	—	—	10
Repurchase of stock options	—	—	—	—	(1,320)	—	—	—	(1,320)
Net excess tax benefit (deficiency) from stock transactions	—	—	—	—	(3,105)	—	—	—	(3,105)
Purchase of Class A common stock for Treasury	(629)	—	—	—	—	—	629	(3,876)	(3,876)

Balance at December 31, 2012	8,232	$174	4,700	$89	$69,726	$11,232	917	$(8,331)	$72,890

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(86,824)	$13,158	$23,871
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of goodwill and intangible assets	150,752	—	—
Depreciation and amortization	6,926	6,732	5,054
Loss (gain) on sale and disposal of property and equipment	5	84	(85)
Stock compensation expense	4,204	1,800	1,607
Deferred income taxes	(51,851)	(982)	3,290
Changes in operating assets and liabilities:
Accounts receivable, net	32,782	50,353	(22,666)
Prepaid expenses and other assets	(7,197)	324	(1,765)
Accounts payable	(5,870)	(32,314)	18,713
Accrued expenses	(1,392)	(2,908)	(947)

Net cash provided by operating activities	41,535	36,247	27,072

Cash flows from investing activities:
Purchases of property and equipment	(1,785)	(2,775)	(6,218)
Proceeds from sale of property and equipment	—	19	141
Cash paid for acquisitions, net of cash acquired	—	(63,327)	—

Net cash used in investing activities	(1,785)	(66,083)	(6,077)

Cash flows from financing activities:
Borrowings under credit facility	130,304	201,152	119,349
Repayments on credit facility	(166,804)	(167,152)	(141,349)
Financing costs paid	(120)	—	(669)
Principal payments under capital lease obligations	—	(23)	(70)
Proceeds from exercise of stock options	10	261	2,933
Excess tax benefit from share-based payments	—	81	409
Repurchase of stock options	(1,320)	—	—
Purchase of Class A common stock for Treasury	(3,876)	(4,455)	—

Net cash (used in) provided by financing activities	(41,806)	29,864	(19,397)

Net change in cash and cash equivalents	(2,056)	28	1,598
Cash and cash equivalents, beginning of year	2,819	2,791	1,193

Cash and cash equivalents, end of year	$763	$2,819	$2,791

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,216	$1,798	$646

Income taxes	$2,657	$11,589	$12,690

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

1. Business Overview

NCI provides enterprise services and solutions by utilizing technologies and methodologies in the following capability areas: Cloud Computing and Data Center Consolidation, Cybersecurity and Information Assurance, Engineering and Logistics Support, Enterprise Information Management and Advanced Analytics, Health IT and Clinical Support, IT Service Management, Software and Systems Development/Integration, and Training and Simulation. The Company provides these services to U.S. Defense, Intelligence, and Healthcare, and Civilian Government Agencies. Substantially all of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the United States.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Long-Lived Assets (Excluding Goodwill and Intangible Assets)

A review of long-lived assets for impairment is performed annually or when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indicator of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on the analysis performed, the Company determined that there were no such impairments, nor indicators of impairments, for such assets during 2012 or 2011.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of net tangible and identifiable intangible assets of acquired companies. Goodwill is reviewed for impairment annually or when events or changes in circumstances indicate the carrying value exceeds the implied fair value. NCI performs its annual goodwill impairment analysis on October 1 of each year. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The first step is used to identify any potential impairment by comparing the fair value of the Company with its carrying amount. The second step is used to measure the amount of impairment loss, if any, by comparing the implied fair value of goodwill with the carrying amount of goodwill. If goodwill becomes impaired, the Company would record a charge to earnings in the financial statements during the period in which any impairment of goodwill is determined.

During the third quarter of 2012, due to a continued decline in the market price of the Company’s stock, the market capitalization of the Company remained below the carrying value. In addition, federal budget issues, delayed award activity and the resulting expectations for the Company’s future performance all factored into the determination that a potential triggering event had occurred during the third quarter ended September 30, 2012. As a result, the Company performed an interim goodwill impairment analysis. Management, with the assistance of a third party valuation specialist, completed the analysis for the first step and determined that the Company’s implied fair value was below its carrying value as of September 30, 2012. As a result, the Company commenced the second step to determine the implied fair value of goodwill. The estimated fair value of the Company was calculated using a combination of discounted cash flow projections, market values for comparable businesses, and terms, prices and conditions found in sales of comparable businesses.

Based on the analysis, management has concluded that a loss as of September 30, 2012 was probable and could be reasonably estimated. Accordingly, the Company recorded an impairment charge of $92.8 million during the three months ended September 30, 2012. A tax benefit totaling $35.8 million was recorded related to the goodwill impairment charge for the period ending September 30, 2012.

During the fourth quarter of 2012, in accordance with the Company’s annual testing and due to its further depressed market value, the continued uncertainty in funding levels of various Federal Government agencies and the ongoing delays of expected contract procurement opportunities, the Company performed a goodwill impairment analysis with the assistance of a third party valuation specialist. The results of this analysis indicated that the remaining balance of the Company’s goodwill was impaired, and therefore the Company recorded an impairment charge totaling $57.5 million and a tax benefit totaling $22.2 million in the period ending December 31, 2012.

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

Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the intangible asset many not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets and will result in a reduction of earnings in the period incurred. During the fourth quarter 2012, the Company recorded a charge of $0.4 million relating to the impairment of customer relationship and contract backlog as a result of reductions in scope of work and expected earnings on certain contracts associated with the acquisition of TRS in 2009. The impairment charge is aggregated with Impairment of goodwill and intangible assets on the Consolidated Statements of Income.

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

3. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the years ended December 31, 2012, 2011 and 2010, approximately 1,243,000, 241,000 and 125,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Net (loss) income	$(86,824)	$13,158	$23,871

Weighted average number of basic shares outstanding during the year	13,335	13,675	13,621
Dilutive effect of stock options after application of treasury stock method	—	155	257

Weighted average number of diluted shares outstanding during the year	13,335	13,830	13,878

Basic (loss) earnings per share	$(6.51)	$0.96	$1.75

Diluted (loss) earnings per share	$(6.51)	$0.95	$1.72

4. Major Customers

The Company earned substantially all of its revenue from the U.S. Federal Government for each of the years ended December 31, 2012, 2011 and 2010. During 2012, 2011 and 2010, the Company’s PEO Soldier contract accounted for revenue in the amounts of $62.4 million, $86.0 million and $79.5 million, respectively. Revenue by customer for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2012		2011		2010
	(in thousands)
Defense and Intelligence Agencies	$280,795	76.2%	$478,299	85.7%	$534,987	92.0%
Federal Civilian Agencies	$87,545	23.8%	$79,962	14.3%	$46,354	8.0%

5. Accounts Receivable (in thousands)

Accounts receivable consist of billed and unbilled amounts at the end of each year:

	As of December 31,
	2012	2011
Billed receivables	$13,637	$41,905
Unbilled receivables:
Amounts billable at end of year	35,938	34,196
Other	13,520	19,564

Total unbilled receivables	49,458	53,760

Total accounts receivable	63,095	95,665
Less: allowance for doubtful accounts	802	590

Total accounts receivable, net	$62,293	$95,075

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next year.

The following table details the Allowance for Doubtful Accounts for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Balance at beginning of year	$590	$698	$1,059
Charged to expense	647	200	385
Deductions	(435)	(308)	(746)

Balance at end of year	$802	$590	$698

6. Property and Equipment (in thousands)

The following table details property and equipment at the end of each year:

	As of December 31,
	2012	2011
Property and equipment
Furniture and equipment	$22,092	$22,496
Leasehold improvements	7,697	6,963
Real property	549	549

	30,338	30,008
Less: Accumulated depreciation and amortization	17,774	14,513

Property and equipment, net	$12,564	$15,495

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $4.7 million, $4.2 million and $2.7 million, respectively.

7. Intangible Assets (in thousands)

The following table details intangible assets at the end of each year:

	As of December 31,
	2012	2011
Contract and customer relationships	$20,987	$20,987
Less: Accumulated amortization	13,510	11,365
Less: Impairment	429	0

	7,048	9,622

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	2,013	1,943

	25	95

Intangible assets, net	$7,073	$9,717

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $2.6 million, $2.5 million and $2.4 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,
2013	$1,732
2014	1,621
2015	1,178
2016	616
2017	603
Thereafter	1,323

8. Goodwill (in thousands)

The following table details the changes in the balances of goodwill for each year:

Balance as of December 31, 2010	$106,580
Purchase of AdvanceMed	43,742
Balance as of December 31, 2011	150,322
Goodwill impairment	(150,322)

Balance as of December 31, 2012	$—

9. Restructuring Charge (in thousands)

During December 2011, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our existing work force and physical locations.

The activity and balance of the restructuring liability accounts for the years ended December 31, 2012 and 2011 are as follows:

	Severance and Related Costs	Lease and Facilities Exit Costs	Total
Balance as of January 1, 2011	$—	$—	$—
Restructuring costs	451	2,688	3,139
Adjustments	—	—	—
Cash payments	(87)	(111)	(198)

Balance as of December 31, 2011	364	2,577	2,941

Restructuring costs	—	—	—
Adjustments	—	(4)	(4)
Cash payments	(364)	(1,000)	(1,364)

Balance as of December 31, 2012	$—	$1,573	$1,573

Amounts contained in balance sheet as of December 31, 2012
Other accrued expenses	—	685	685
Other long-term liabilities	—	888	888

Total	$—	$1,573	$1,573

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

10. Other Accrued Expenses (in thousands)

Other accrued expenses consist of the following at the end of each year:

	As of December 31,
	2012	2011
Accrued health claims	$1,987	$1,833
Deferred rent, current	161	757
Restructuring charge, current	685	1,050
Customer overpayment	1,829	0
Other accrued expenses	2,963	2,057

Total other accrued expenses	$7,625	$5,697

11. Leases

The Company leases office space and equipment under operating leases that expire on various dates through June 30, 2018. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below.

Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Operating leases
(in thousands)
For the year ending December 31,
2013	$8,125
2014	6,418
2015	5,120
2016	3,987
2017	3,047
Thereafter	1,669

Total minimum lease payments	$28,366

The Company incurred rent expense including amortization of deferred rent expense, under operating leases of $8.1 million, $7.9 million, and $5.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

12. Debt

During the fourth quarter of 2012, the Company amended its credit facility which modified certain terms of its Amended and Restated Loan and Security Agreement, including, among other things, (i) a reduction in aggregate borrowing capacity under the Company’s credit facility from $125.0 million to $80.0 million, (ii) certain changes in the Company’s financial covenants, including its maximum funded debt ratio and its minimum net worth, which shall be calculated under the Amendment based on minimum tangible net worth, (iii) reduction in the credit facility’s accordion feature from $50 million to $45 million, and (iv) a waiver from compliance with the Company’s covenant to maintain the existence of Operational Technologies Services, Inc. (“OTS”), a former subsidiary of the Company, and the removal of OTS as a borrower as a result of OTS’ dissolution. Also under the Amendment, outstanding balance under the credit facility will accrue interest based on one-month LIBOR plus an applicable margin (spread), ranging from 225 to 325 basis points, based on the ratio of the Company’s outstanding debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. The accrued interest is due and payable monthly. The outstanding borrowings are collateralized by a security interest in substantially all our assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The credit facility expires on December 13, 2014. We do not currently hedge our interest rate risk.

The credit facility contains various restrictive covenants that, among other things, restrict our ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require us to maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. Funds borrowed under the credit facility will be used to finance possible future acquisitions, for working capital requirements, for stock repurchases, and for general corporate uses. The amendment to the credit facility allows us to use borrowings thereunder of up to $17.5 million to repurchase shares of our common stock. For a discussion of share repurchases, see Note 14. - Stock Repurchase.

As of December 31, 2012, we were in compliance with all our loan covenants. NCI did receive a waiver from the minimum net worth covenant as of September 30, 2012, which the Company would not have met because of the goodwill impairment charge.

For the years ending December 31, 2012, 2011, and 2010, NCI had a weighted average outstanding loan balance of $36.3 million, $63.1 million, and $30.9 million, respectively, and a weighted average borrowing rate of 2.5%, 2.3%, and 1.3%, respectively.

As of December 31, 2012, the outstanding balance under the credit facility was $17.5 million and interest accrued at a rate of LIBOR plus 250 basis points, or 2.7%. As of December 31, 2011, the outstanding balance under the credit facility was $54.0 million and interest accrued at a rate of LIBOR plus 225 basis points, or 2.5%. As of December 31, 2012 and 2011, the Company was in compliance with all of its loan covenants.

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

$63,327

The definite-lived intangible assets are primarily comprised of customer relationships. The fair value of the definite-lived intangible asset for customer relationships is based on existing customer contracts and anticipated follow-on contracts with existing customers and is expected to have an 11 year life. Amortization of the definite-lived intangible asset for existing customer contracts and anticipated follow-on contracts with existing customers is based on an accelerated method.

Goodwill represents the excess of purchase consideration over the amounts assigned to tangible and intangible assets acquired and liabilities assumed. As a result of the election under Section 338(h) (10) of the Internal Revenue Code, the total amount allocated to intangible assets and goodwill for tax purposes is expected to be tax deductible.

14. Stock Repurchase

NCI’s Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. Shares may be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. NCI has no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, the Company’s cash needs, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position, among other factors. NCI may suspend or discontinue repurchases at any time.

During 2011, we purchased 287,935 shares at an average price of $15.47 per share for a total purchase price of $4.5 million. During 2012, we purchased 628,782 shares at an average price of $6.14 per share for a total purchase price of $3.9 million. We have $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

15. Stock Option Tender Offer

In September 2012, the Company completed a cash tender offer for certain vested and unvested out-of-the-money stock options held by current and former employees, officers, and directors of NCI that were granted prior to January 1, 2012, provided that such stock options had not expired or terminated prior to the expiration of the offering period. The Company repurchased a total of 963,579 options for an aggregate cash purchase price of $1.3 million, which was paid in exchange for the cancellation of the eligible options. As a result of these repurchases, the Company incurred a charge of $2.3 million consisting of a non-cash charge of $2.2 million that included the remaining unamortized stock based compensation expense associated with the unvested portion of the repurchased options and a small amount paid in excess of the estimated fair value of the options on the date of purchase, plus $0.1 million related to associated payroll taxes, professional fees and other costs.

The aggregate amount of the payments made in exchange for eligible options was charged to stockholder’s equity for stock options purchased at or below the estimated fair value of the options on the date of repurchase, which was the $1.3 million cash purchase price.

16. Performance Incentive Plan

The Board of Directors of the Company has adopted The Amended and Restated 2005 Performance Incentive Plan (the Plan), which has been approved by the Company’s stockholders. As of December 31, 2012, the Plan has reserved 3,900,000 shares of Class A common stock for issuance, which increases annually by 100,000 shares. The Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees, and consultants. The Compensation Committee of the Company administers the Plan.

As of December 31, 2012
(in thousands)
Shares reserved under the plan	3,900

Shares vested and options exercised	1,375
Restricted shares and options outstanding	799

Shares available for future grants	1,726

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

Assumptions Used in Fair Value determination

The following weighted-average assumptions were used for option grants made during the years ended December 31, 2012, 2011, and 2010:

	Year ended December 31,
	2012	2011	2010
Expected Volatility	53.5%	47.2%	46.2%
Expected Term (in years)	4.7	4.7	5.4
Risk-free Interest Rate	0.9%	1.5%	2.1%
Dividend Yield	0.0%	0.0%	0.0%

•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price.

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

Stock Options Activity

The following table summarizes stock option and restricted stock activity for the period January 1, 2010 through December 31, 2012:

	Options		Restricted Stock
	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Number of Restricted Shares (in thousands)	Weighted- Average Fair Value
Outstanding at January 1, 2010	1,095	$16.21	—	$—
Granted	265	26.98	—	—
Forfeited/cancelled	(81)	24.69	—	—
Exercised	(181)	16.23	—	—

Outstanding at December 31, 2010	1,098	$18.18	—	$—
Granted	373	18.87	175	18.03
Forfeited/cancelled	(78)	25.63	(10)	14.50
Exercised	(29)	9.00	—	—

Outstanding at December 31, 2011	1,364	$18.14	165	$18.25
Granted	679	6.70	25	7.28
Forfeited/cancelled	(1,362)	18.00	(44)	15.62
Exercised/vested	(5)	1.90	(23)	19.01

Outstanding at December 31, 2012	676	$7.07	123	$16.81

Vested or expected to vest at December 31, 2012	593	$7.04	113	$17.24

Exercisable at December 31, 2012	27	$13.20	—	$—

The following table summarizes stock option vesting and unvested options for the period January 1, 2010 through December 31, 2012:

	Options		Restricted Stock
	Number of Options (in thousands)	Weighted- Average Fair Value	Number of Restricted Shares (in thousands)	Weighted- Average Fair Value
Unvested January 1, 2010	434	$9.81	—	$—
Granted	265	11.99	—	—
Vested	(161)	9.01	—	—
Forfeited	(81)	10.87	—	—

Unvested December 31, 2010	457	$11.17	—	$—

Vested December 31, 2010	641	$5.16

Granted	373	7.79	175	18.03
Vested	(171)	9.55	—	—
Forfeited	(66)	10.80	(10)	14.50

Unvested December 31, 2011	593	$9.07	165	$18.25

Vested December 31, 2011	771	$5.89

Granted	679	3.01	25	7.28
Vested	(164)	9.36	(23)	19.01
Forfeited	(459)	8.66	(44)	15.62

Unvested December 31, 2012	649	$3.05	123	$16.81

Vested December 31, 2012	27	$4.60

The following table summarizes stock options outstanding at December 31, 2012:

Range of exercise prices	Number of Options	Weighted- Average Exercise Price	Intrinsic Value Outstanding Options	Weighted-Average Remaining Contractual Life	Options exercisable	Intrinsic Value Vested Options
	(in thousands)		(in thousands)	(in years)	(in thousands)	(in thousands)
$1.00 – $6.99	98	$4.14	$60	6.25	3	$—
$7.00 – $12.99	564	7.34	—	6.13	10	—
$13.00 – $20.00	14	16.77	—	1.47	14	—

	676	$7.07	$60	6.05	27	$—

Stock options and restricted stock granted vest over a period of three to four years from the date of grant in accordance with the individual stock option agreement.

The following table summarizes stock compensation for the three years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$637	$638	$552
General and administrative	1,323	1,162	1,055
Stock option tender offer	2,244	—	—

	$4,204	$1,800	$1,607

As of December 31, 2012, there was $2.8 million of total unrecognized compensation cost of unvested stock compensation arrangements. This cost is expected to be fully amortized over the next four years, with $1.0 million, $1.0 million, $0.7 million and $0.1 million amortized during 2013, 2014, 2015 and 2016, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The cost of stock compensation is included in the Company’s Consolidated Statements of Operations before, or in conjunction with, the vesting of options.

The following table summarizes cash proceeds received, intrinsic value realized, and income tax benefits realized for the three years ending December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Cash proceeds received	$10	$261	$2,933
Intrinsic value realized	11	288	2,048
Income tax benefits realized	4	115	819

17. Provision for Income Taxes

Significant components of the provision for income taxes for the three years ended December 31, 2012, 2011, and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current
Federal	$(2,566)	$8,029	$9,593
State and Local	(100)	1,763	2,392

Total Current	(2,666)	9,792	11,985

Deferred
Federal	(43,577)	(617)	3,301
State and Local	(8,289)	(201)	23

Total Deferred	(51,866)	(818)	3,324

Total Income Tax Provision	$(54,532)	$8,974	$15,309

The differences between the expense (benefit) from income taxes at the statutory U.S. Federal income tax rate of 35% and those reported in the Statements of Operations are as follows:

	Year ended December 31,
	2012	2011	2010
Federal income tax at statutory rates	35.0%	35.0%	35.0%
State income taxes, net of Federal benefit	4.1	4.6	3.8
Other	(0.5)	0.9	0.3

Total income tax expense	38.6%	40.5%	39.1%

Other differences include, among other things, the nondeductible portion of meals and entertainment and a small portion of the goodwill impairment that is not deductible for tax purposes.

Deferred income taxes arise from temporary differences in the recognition of income and expense for income tax purposes and were computed using the liability method reflecting the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Components of the Company’s deferred tax assets and liabilities are as follows for the years ended December 31:

	2012	2011
	(in thousands)
Deferred tax assets
Accrued vacation and compensation	$2,321	$3,375
Intangible assets excluding goodwill	3,732	2,959
Stock compensation	314	2,238
Restructuring charge and other accrued liabilities	1,196	1,332
Property and equipment	—	916
Accounts receivable	191	159
Allowance for doubtful accounts	313	230
Deferred rent	792	568
Goodwill	40,218	—

Total deferred tax assets	49,077	11,777

Deferred tax liabilities
Goodwill	—	(13,790)
Property and equipment	(2,344)	—

Total deferred tax liabilities	(2,344)	13,790

Net deferred tax asset (liabilities)	$46,733	$(2,013)

Deferred tax assets are evaluated to determine if the future tax deductions will be realizable. Future realization of tax benefits ultimately depends on the existence of sufficient taxable income within the appropriate period that is available under the tax law. All available evidence is considered to determine if a valuation allowance for deferred tax assets is needed. Based primarily on projection of future taxable income, management believes there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets are fully realizable and no valuation allowance is necessary.

The Company’s analysis of uncertain tax positions determined that the Company had no material uncertain tax positions and as such, no liability has been recorded as of December 31, 2012 and 2011.

The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. Federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2008.

18. Profit Sharing

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

The Company’s contributions for the years ended December 31, 2012, 2011 and 2010 were approximately $2.9 million, $3.9 million and $4.0 million, respectively.

19. Related Party Transactions

The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. The Company purchased services from Net Commerce Corporation of approximately $0.9 million, $0.8 million and $0.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, there were amounts due to Net Commerce Corporation of approximately $0.2 million and $0.1 million, respectively.

The Company rents office space from Gur Parsaad Properties, Ltd., which is controlled by Dr. Gurvinder Pal Singh. Dr. Singh was a member of NCI’s Board of Directors until June 9, 2010. The lease is for approximately 41,000 square feet at approximately $15.00 per square foot with annual escalation and shared common area operating expenses. The lease expires on June 30, 2015. For the years ended December 31, 2012, 2011 and 2010, NCI paid $1.0 million, $1.0 million and $1.0 million, respectively, in lease payments under the office lease. As of December 31, 2012 and 2011, there were no outstanding amounts due to Gur Parsaad Properties, Ltd.

The Company believes these agreements were at market rates as of the date of each agreement.

20. Contingencies

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

21. Supplemental Quarterly Information (unaudited, in thousands)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly financial operating results of the Company for the years ended December 31, 2012 and 2011 are presented below.

	For the quarter ended
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Statement of Operations Data:
Revenue	$89,658	$88,467	$91,186	$99,076	$114,829	$132,004	$161,203	$150,225

Operating costs and expenses:
Cost of revenue	77,427	77,147	80,303	87,445	103,617	116,855	145,670	133,256
General and administrative expenses	6,771	6,251	6,342	6,744	5,538	6,768	6,085	5,759
Depreciation and amortization	1,781	1,681	1,690	1,773	1,737	1,870	1,817	1,308
Stock option purchase	—	2,311	—	—	—	—	—	—
Acquisition and integration related costs	—	—	—	—	9	54	748	201
Restructuring charge	—	—	—	—	3,139	—	—	—
Impairment of goodwill and intangible assets	57,958	92,793	—	—	—	—	—	—

Total operating costs and expenses	143,937	180,184	88,335	95,962	114,040	125,547	154,320	140,524

Operating (loss) income	(54,279)	(91,717)	2,851	3,114	789	6,457	6,883	9,701
Interest expense, net	249	266	360	450	515	503	483	197

(Loss) income before income taxes	(54,528)	(91,983)	2,491	2,664	274	5,954	6,400	9,504
(Benefit) provision for income taxes	(19,835)	(36,788)	1,012	1,079	149	2,472	2,542	3,811

Net (loss) income	$(34,693)	$(55,195)	$1,479	$1,585	$125	$3,482	$3,858	$5,693

(Loss) earnings per share
Basic	$(2.68)	$(4.17)	$0.11	$0.12	$0.01	$0.26	$0.28	$0.42
Diluted	$(2.68)	$(4.17)	$0.11	$0.12	$0.01	$0.25	$0.28	$0.41