Form 10-Q
period 2013-03-31
NCI, Inc.
filed 2013-05-01
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 26, 2013, there were 8,232,615 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into shares of Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenue	$91,541	$99,076

Operating expenses:
Cost of revenue	80,477	87,445
General and administrative expenses	5,861	6,744
Depreciation and amortization	1,618	1,773

Total operating expenses	87,956	95,962

Operating income	3,585	3,114
Interest expense, net	251	450

Income before income taxes	3,334	2,664
Provision for income taxes	1,359	1,079

Net income	$1,975	$1,585

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	12,812	13,577
Net income per share	$0.15	$0.12

Diluted:
Weighted average shares outstanding	12,812	13,630

Net income per share	$0.15	$0.12

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of March 31, 2013	As of December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$861	$763
Accounts receivable, net	79,697	62,293
Deferred tax assets, net	3,275	3,269
Income tax receivable	2,668	5,543
Prepaid expenses and other current assets	4,907	5,215

Total current assets	91,408	77,083

Property and equipment, net	11,570	12,564
Other assets	1,561	1,593
Deferred tax assets, net	43,463	43,463
Intangible assets, net	6,589	7,073

Total assets	$154,591	$141,776

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$25,715	$24,148
Accrued salaries and benefits	15,203	15,858
Deferred revenue	2,130	1,032
Other accrued expenses	7,747	7,625

Total current liabilities	50,795	48,663

Long-term debt	26,000	17,500
Other long-term liabilities	2,632	2,723

Total liabilities	79,427	68,886

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,149 shares issued and 8,232 shares outstanding as of March 31, 2013, and 9,149 shares issued and 8,232 shares outstanding as of December 31, 2012	174	174
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of March 31, 2013 and December 31, 2012	89	89
Additional paid-in capital	70,025	69,726
Treasury stock at cost— 917 shares of Class A common stock as of March 31, 2013 and December 31, 2012	(8,331)	(8,331)
Retained earnings	13,207	11,232

Total stockholders’ equity	75,164	72,890

Total liabilities and stockholders’ equity	$154,591	141,776

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,975	$1,585
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,618	1,773
Loss on sale and disposal of property and equipment	—	5
Share-based payments	298	640
Deferred income taxes	(6)	171
Changes in operating assets and liabilities:
Accounts receivable, net	(17,404)	9,273
Prepaid expenses and other assets	3,215	(2,280)
Accounts payable	1,567	(6,619)
Accrued expenses	475	(3,047)

Net cash (used in) provided by operating activities	(8,262)	1,501

Cash flows from investing activities:
Purchases of property and equipment	(140)	(752)

Net cash used in investing activities	(140)	(752)

Cash flows from financing activities:
Borrowings under credit facility	28,558	44,369
Repayments on credit facility	(20,058)	(47,869)

Net cash provided by (used in) financing activities	8,500	(3,500)

Net change in cash and cash equivalents	98	(2,751)
Cash and cash equivalents, beginning of period	763	2,819

Cash and cash equivalents, end of period	$861	$68

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$195	$448

Income taxes	$131	$2,087

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of March 31, 2013 and its results of operations and cash flows for the three months ended March 31, 2013 and 2012, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. All numbers presented in tables are in thousands.

2. Business Overview

NCI provides IT and professional services and solutions by leveraging its eight core service offerings: enterprise systems management; network engineering; cybersecurity and information assurance; software development and systems engineering; program management and lifecycle support; engineering and logistics; health IT and informatics; and training and simulation. The Company provides these services to U.S. Defense, Intelligence, and Federal Civilian agencies. The majority of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. For the quarter ended March 31, 2013 and 2012, the Company generated approximately 76% and 77% of revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 24% and 23% of revenues, respectively, from federal civilian agencies. The Company’s PEO Soldier contract is our largest revenue-generating contract and accounted for approximately 14% and 19% of our revenues for the quarters ended March 31, 2013 and 2012, respectively. The Company primarily conducts business throughout the United States. We report operating results and financial data as one reportable segment.

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended March 31, 2013 and 2012, approximately 793,000 and 1,052,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
	(in thousands, except per share data)
Net Income	$1,975	$1,585

Weighted average number of basic shares outstanding during the period	12,812	13,577
Dilutive effect of stock options after application of treasury stock method	—	53

Weighted average number of diluted shares outstanding during the period	12,812	13,630

Basic earnings per share	$0.15	$0.12

Diluted earnings per share	$0.15	$0.12

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at the end of each period:

	As of
	March 31, 2013	December 31, 2012
Billed receivables	$38,601	$13,637
Unbilled receivables:
Amounts billable at end of period	14,596	35,938
Other	27,364	13,520

Total unbilled receivables	41,960	49,458

Total accounts receivable	80,562	63,095
Less: Allowance for doubtful accounts	865	802

Total accounts receivable, net	$79,697	$62,293

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next twelve months.

5. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	March 31, 2013	December 31, 2012
Property and equipment
Furniture and equipment	$22,217	$22,092
Leasehold improvements	7,712	7,697
Real property	549	549

	30,478	30,338
Less: Accumulated depreciation and amortization	18,909	17,774

Property and equipment, net	$11,569	$12,564

Depreciation expense for the three months ended March 31, 2013 and 2012 was $1.1 million and $1.2 million, respectively.

6. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	March 31, 2013	December 31, 2012
Contract and customer relationships	$20,558	$20,558
Less: Accumulated amortization	13,982	13,510

	6,576	7,048

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	2,024	2,013

	14	25

Intangible assets, net	$6,590	$7,073

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Intangible Assets – continued

Amortization expense of intangible assets for the quarters ended March 31, 2013 and 2012 was $0.5 million and $0.6 million, respectively.

7. Share-Based Payments

During the first three months of 2013, the Company granted zero stock options and had no exercises of stock options. As of March 31, 2013, there were approximately 651,000 stock options outstanding.

During the first three months of 2013, the Company granted zero shares of restricted stock, and 6,750 restricted shares vested. As of March 31, 2013, there were approximately 116,000 shares of restricted stock outstanding.

The following table summarizes stock compensation for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of revenue	$57	$181
General and administrative	240	459

	$297	$640

As of March 31, 2013, there was approximately $2.5 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next four years, with approximately $0.8 million, $1.0 million, $0.6 million, and $0.1 million amortized during 2013, 2014, 2015, and 2016 respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income before, or in conjunction with, the vesting of options.

8. Debt

The Company’s senior credit facility, as amended in December 2010 and subsequently amended in December 2012, is a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount. The credit facility also has a $45.0 million accordion feature allowing the Company to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 225 to 325 basis points, based on the ratio of the Company’s outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. Through June 30, 2013, the amended credit facility agreement provides for a minimum margin floor of 250 basis points. The credit facility expires on December 13, 2014.

The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including limits on cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds.

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Debt – continued

The credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase shares of the Company’s common stock. During the first quarter of 2013, NCI did not repurchase any of the Company’s Class A common stock. At March 31, 2013, $16.7 million was remaining under the Board of Directors’ authorization for shares repurchases. As of March 31, 2013 and December 31, 2012, the Company was in compliance with all of its loan covenants.

During the first quarter of 2013, NCI had a weighted average outstanding loan balance of $21.2 million which accrued interest at a weighted average borrowing rate of 2.7%. During the first quarter of 2012, NCI had a weighted average outstanding loan balance of $56.4 million which accrued interest at a weighted average borrowing rate of 2.5%.

As of March 31, 2013, the outstanding balance under the credit facility was $26.0 million and interest accrued at a rate of LIBOR plus 250 basis points, or 2.7%. As of December 31, 2012, the outstanding balance under the credit facility was $17.5 million and interest accrued at a rate of one-month LIBOR plus 250 basis points, or 2.7%.

9. Restructuring Charge

During December 2011, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our existing work force and physical locations.

The activity and balance of the restructuring liability accounts for the quarter ended March 31, 2013 are as follows:

	Severance and Related Costs	Lease and Facilities Exit Costs	Total
Balance as of January 1, 2012	$364	$2,577	$2,941
Adjustments	—	(4)	(4)
Cash payments	(364)	(1,000)	(1,364)

Balance as of December 31, 2012	—	1,573	1,573

Adjustments	—	—	—
Cash payments	—	(188)	(188)

Balance as of March 31, 2013	$—	$1,385	$1,385

Amounts contained in balance sheet as of March 31, 2013
Other accrued expenses	—	523	523
Other long-term liabilities	—	862	862

Total	$—	$1,385	$1,385

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

10 Related Party Transactions

The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended March 31, 2013 and 2012, the expense incurred under this agreement was approximately $241,000 and $214,000 respectively. As of March 31, 2013 and December 31, 2012, there were outstanding amounts due to Net Commerce Corporation of approximately $157,000 and $72,000, respectively.

The Company believes this agreement was at a market rate as of the date thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•

Our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority our revenue; a change in funding of our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts

•

A reduction in the overall U.S. Defense budget, volatility in spending authorizations for Defense and Intelligence-related programs by the U.S. Federal Government or a shift in spending to programs in areas where we do not currently provide services

•

Delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011, and U.S. Federal Governmental shutdowns (such as the shutdown that occurred during the U.S. Federal Government’s 1996 fiscal year)

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

•	U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs

•	Our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize future deferred tax assets benefits

•	Risk of contract non-performance or termination

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, and from time to time in other filings with the SEC, such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

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

OVERVIEW

NCI is a worldwide provider of leading-edge enterprise services and solutions to Defense, Intelligence, Healthcare, and Civilian Government agencies. Inspired by our customers’ missions and driven by their challenges, we focus on helping our customers achieve higher levels of performance by utilizing cutting-edge technologies and methodologies in the following capability areas:

•	Cloud Computing and Data Center Consolidation

•	Cybersecurity and Information Assurance

•	Engineering and Logistics Support

•	Enterprise Information Management and Advanced Analytics

•	Health IT and Medical Support

•	IT Service Management

•	Software and Systems Development/Integration

•	Modeling, Simulation, and Training

Our team of highly skilled professionals is committed to service excellence and delivers innovative, cost-effective enterprise services and solutions on time and within budget. We are focused on reshaping the way services and solutions are delivered to our customers in order to proactively understand and meet their mission needs and enable them to rapidly adapt to dynamic environments. Headquartered in Reston, Virginia, NCI currently operates in more than 100 locations around the globe. We report operating results and financial data as one reportable segment. We are a trusted partner when and where you need us most.

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended March 31,
	2013	2012
Revenue derived from prime contracts	90%	87%

Customer Group Revenue

The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Three months ended March 31,
	2013	2012
Department of Defense and intelligence agencies	76%	77%
U.S. Federal civilian agencies	24%	23%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2013	2012
Time-and-materials	21%	26%
Cost-plus fee	51%	50%
Firm fixed-price	28%	24%

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

Contract Backlog

As of	Funded backlog	Total backlog
	(in millions)
March 31, 2013	$163	$622
December 31, 2012	212	706

We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts that we believe have a more likely than not probability of being exercised. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC, agency-specific IDIQ, or other multiple-award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2013	2012	2013	2012
	(in thousands)		(as a percentage of revenue)
Revenue	$91,541	$99,076	100.0%	100.0%

Operating expenses:
Cost of revenue	80,477	87,445	87.9	88.3
General and administrative expenses	5,861	6,744	6.4	6.8
Depreciation and amortization	1,618	1,773	1.8	1.8

Total operating expenses	87,956	95,962	96.1	96.9

Operating income	3,585	3,114	3.9	3.1
Interest expense, net	251	450	0.3	0.4

Income before income taxes	3,334	2,664	3.7	2.7
Provision for income taxes	1,359	1,079	1.4	1.1

Net income	$1,975	$1,585	2.2%	1.6%

Revenue

For the three months ended March 31, 2013, revenue decreased by 7.6%, or $7.5 million, over the same period a year ago. The decrease was primarily due to approximately $5.8 million of lower revenue attributable to services provided on our PEO Soldier contract.

During the first quarter of 2013, our PEO Soldier contract accounted for 13.7%, or approximately $12.5 million of our revenue. During the first quarter of 2012, our PEO Soldier contract accounted for 18.6%, or $18.4 million, of our revenue.

Cost of revenue

Cost of revenue decreased 8.0%, or $7.0 million, for the three months ended March 31, 2013, as compared to the same period a year ago. This decrease was primarily the result of reduced costs in support of our PEO Soldier contract. Cost of revenue represented 87.9% of revenue for the quarter ended March 31, 2013, as compared to 88.3% for the quarter ended March 31, 2012 This decrease was primarily the result of improved margins on certain time-and-material contracts and the receipt of award fees on certain cost-plus fee contracts.

General and administrative expenses

General and administrative expense decreased 13.1%, or $0.9 million, for the three months ended March 31, 2013, as compared to the same period a year ago. The decrease was primarily due to lower stock compensation costs, lower fees for outside consultants, and reduced facilities costs, among other factors.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.6 million and $1.8 million for the quarters ended March 31, 2013 and 2012, respectively. The decrease was primarily due to the reduction in the amortization expense of intangible assets.

Interest expense, net

Net interest expense was $0.3 million and $0.5 million for the quarters ended March 31, 2013 and 2012, respectively. This decrease was primarily due to a lower average loan balance in the quarter ended March 31, 2013. During the first quarter of 2013, we had a weighted average outstanding loan balance of $21.2 million which accrued interest at a weighted average borrowing rate of 2.7%. During the first quarter of 2012, we had a weighted average outstanding loan balance of $56.4 million which accrued interest at a weighted average borrowing rate of 2.5%.

Income taxes

Income tax expense increased by $0.3 million in the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. This increase was due to the increase in operating income, and an increase in our effective tax rate. The effective income tax rate for the quarter ended March 31, 2013 was approximately 40.8%, as compared to an effective income tax rate of 40.5% for the quarter ended March 31, 2012. The increase in effective tax rate was due to a change in state tax apportionments.

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

During the first quarter of 2013, the balance of accounts receivable increased by $17.2 million to $79.5 million at the end of the quarter, as compared to December 31,2012. Days sales outstanding of accounts receivable (DSO) increased to 78 days as of March 31, 2013, up 14 days from the 64 days reported as of December 31, 2012. The increase in DSO is primarily associated with delays in receipts of payments on several large contracts.

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program in 2010. The December 2012 amendment to the credit facility authorized repurchases of up to $17.5 million of our Class A common stock. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, an increase in the Company’s cash needs, a decrease in the Company’s available cash, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position. We may suspend or discontinue repurchases at any time. During the first quarter of 2013, we purchased zero shares of our Class A common stock. At March 31, 2013, $16.7 million was remaining under the Board of Director’s authorization for shares repurchases.

Credit Facility: Our senior credit facility consists of a revolving line of credit with a borrowing capacity of up to a $80.0 million principal amount. The credit facility also has a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin (spread), ranging from 225 to 325 basis points, based on the amount of our outstanding senior debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. Through June 30, 2013, the amended credit facility agreement provides for a minimum margin floor of 250 basis points. The accrued interest is due and payable monthly. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The credit facility expires on December 13, 2014. We do not currently hedge our interest rate risk. The credit facility allows us to use borrowings thereunder of up to $17.5 million to repurchase shares of our common stock.

Funds borrowed under the credit facility will be used to finance possible future acquisitions, for working capital expenditures, for stock repurchases, and for general corporate uses. As of March 31, 2013, there was $26.0 million due under the credit facility, which reflects $8.5 million of net borrowings during 2013. The increase in net borrowings is associated with delays in receipts of payment on several large contracts.

The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount (spread) per the credit facility, amended in December 2012.

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

As of March 31, 2013, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first quarter of 2013. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the quarter ended March 31, 2013, a change of 1% in interest rates would have changed our interest expense or cash flows by less than $0.1 million. This estimate is based on our average balances for the period.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2013, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2013, such that the information that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no significant changes from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December  31, 2012 filed with the SEC.

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

NCI, Inc.
Registrant

Date: May 1, 2013	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and Treasurer