Form 10-Q
period 2013-06-30
NCI, Inc.
filed 2013-07-31
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2013

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

As of July 26, 2013, there were 8,227,615 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue	$82,971	$91,186	$174,512	$190,262

Operating expenses:
Cost of revenue	71,991	80,303	152,468	167,748
General and administrative expenses	6,129	6,342	11,990	13,086
Depreciation and amortization	1,527	1,690	3,145	3,463

Total operating expenses	79,647	88,335	167,603	184,297

Operating income	3,324	2,851	6,909	5,965
Interest expense, net	248	360	499	811

Income before income taxes	3,076	2,491	6,410	5,154
Provision for income taxes	1,265	1,012	2,624	2,090

Net income	$1,811	$1,479	$3,786	$3,064

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	12,825	13,593	12,818	13,585

Net income per share	$0.14	$0.11	$0.30	$0.23

Diluted:
Weighted average shares outstanding	12,825	13,595	12,818	13,613

Net income per share	$0.14	$0.11	$0.30	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of June 30, 2013	As of December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$1,016	$763
Accounts receivable, net	63,103	62,293
Deferred tax assets, net	3,275	3,269
Income tax receivable	1,376	5,543
Prepaid expenses and other current assets	4,811	5,215

Total current assets	73,581	77,083

Property and equipment, net	10,779	12,564
Other assets	1,464	1,593
Deferred tax assets, net	43,463	43,463
Intangible assets, net	6,167	7,073

Total assets	$135,454	$141,776

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$20,332	$24,148
Accrued salaries and benefits	15,899	15,858
Deferred revenue	1,431	1,032
Other accrued expenses	7,989	7,625

Total current liabilities	45,651	48,663

Long-term debt	10,000	17,500
Other long-term liabilities	2,468	2,723

Total liabilities	58,119	68,886

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,144 shares issued and 8,228 shares outstanding as of June 30, 2013, and 9,163 shares issued and 8,875 shares outstanding as of December 31, 2012	174	174

Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of June 30, 2013 and December 31, 2012	89	89
Additional paid-in capital	70,385	69,726
Treasury stock at cost— 917 shares of Class A common stock as of June 30, 2013 and December 31, 2012	(8,331)	(8,331)
Retained earnings	15,018	11,232

Total stockholders’ equity	77,335	72,890

Total liabilities and stockholders’ equity	$135,454	$141,776

The accompanying notes are an integral part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,786	$3,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,145	3,463
Share-based payments	657	1,169
Deferred income taxes	(6)	171
Changes in operating assets and liabilities:
Accounts receivable, net	(810)	28,503
Prepaid expenses and other assets	4,700	(1,702)
Accounts payable	(3,816)	(11,221)
Accrued expenses	551	(1,428)

Net cash provided by operating activities	8,207	22,019

Cash flows from investing activities:
Purchases of property and equipment	(454)	(1,047)

Net cash used in investing activities	(454)	(1,047)

Cash flows from financing activities:
Borrowings under credit facility	60,300	78,450
Repayments of credit facility	(67,800)	(102,231)
Proceeds from exercise of stock options	—	10

Net cash used in financing activities	(7,500)	(23,771)

Net change in cash and cash equivalents	253	(2,799)
Cash and cash equivalents, beginning of period	763	2,819

Cash and cash equivalents, end of period	$1,016	$20

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$403	$821

Income taxes	$135	$2,910

The accompanying notes are an integral part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of June 30, 2013 and its results of operations and cash flows for the three and six months ended June 30, 2013 and 2012, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. All numbers presented in tables are in thousands.

2. Business Overview

NCI provides IT and professional services and solutions by leveraging its eight core service offerings: enterprise systems management; network engineering; cybersecurity and information assurance; software development and systems engineering; program management and lifecycle support; engineering and logistics; health IT and informatics; and training and simulation. The Company provides these services to U.S. Defense, Intelligence, and Federal Civilian agencies. The majority of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. For the quarters ended June 30, 2013 and 2012, the Company generated approximately 75% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 25% of revenue from federal civilian agencies. The Company’s PEO Soldier contract is our largest revenue-generating contract and accounted for approximately 14% and 17% of our revenues for the quarters ended June 30, 2013 and 2012, respectively. The Company primarily conducts business throughout the United States. We report operating results and financial data as one reportable segment.

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended June 30, 2013 and 2012, approximately 1.1 million and 2.9 million shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the six months ended June 30, 2013 and 2012, approximately 1.0 million and 2.0 million shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the computation of basic and diluted earnings per common share (Class A and Class B) for the three and six months ended June 30, 2013 and 2012.

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Earnings Per Share - continued

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net Income	$1,811	$1,479	$3,786	$3,064

Weighted average number of basic shares outstanding during the period	12,825	13,593	12,818	13,585
Dilutive effect of stock options after application of treasury stock method	—	2	—	28

Weighted average number of diluted shares outstanding during the period	12,825	13,595	12,818	13,613

Basic earnings per share	$0.14	$0.11	$0.30	$0.23

Diluted earnings per share	$0.14	$0.11	$0.30	$0.23

4. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at the end of each period:

	As of
	June 30, 2013	December 31, 2012
Billed receivables	$30,867	$13,637
Unbilled receivables:
Amounts billable at end of period	21,115	35,938
Other	11,986	13,520

Total unbilled receivables	33,101	49,458

Total accounts receivable	63,968	63,095
Less: allowance for doubtful accounts	865	802

Total accounts receivable, net	$63,103	$62,293

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next twelve months.

5. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	June 30, 2013	December 31, 2012
Property and equipment
Furniture and equipment	$22,496	$22,092
Leasehold improvements	7,748	7,697
Real property	549	549

	30,793	30,338
Less: Accumulated depreciation and amortization	20,014	17,774

Property and equipment, net	$10,779	$12,564

Depreciation expense for the three months ended June 30, 2013 and 2012 was $1.1 million and $1.2 million, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $2.2 million and $2.3 million, respectively.

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	June 30, 2013	December 31, 2012
Contract and customer relationships	$20,561	$20,558
Less: Accumulated amortization	14,394	13,510

	6,167	7,048

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	2,038	2,013

	—	25

Intangible assets, net	$6,167	$7,073

Amortization expense of intangible assets for the three months ended June 30, 2013 and 2012 was $0.4 million and $0.5 million, respectively. Amortization expense of intangible assets for the six months ended June 30, 2013 and 2012 was $0.9 million and $1.2 million, respectively.

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. Share-Based Payments

During the three and six months ended June 30, 2013, the Company granted 1,180,000 stock options, with 60,000 vesting over three years and 1,120,000 vesting over five years, and had zero options exercised. Notwithstanding the time based vesting above, acceleration of vesting for the 1,120,000 options granted would occur if the stock price reached certain pre-determined average values over a continuous 30 day period. As of June 30, 2013, there were approximately 1.8 million options outstanding.

During the three months ended June 30, 2013, 15,000 shares of restricted stock vested, and during the six months ended June 30, 2013, 21,250 shares of restricted stock vested. As of June 30, 2013, there were 96,250 shares of restricted stock outstanding.

The following table summarizes stock compensation for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Cost of revenue	$61	$206	$119	$387
General and administrative	299	323	539	782

	$360	$529	$658	$1,169

As of June 30, 2013, there was approximately $4.4 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with approximately $0.7 million, $1.5 million, $1.1 million, $0.5 million, $0.4 million, and $0.2 million amortized during the remainder of 2013, 2014, 2015, 2016, 2017 and 2018, respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income and expensed over the service period of the options.

8. Debt

The Company’s senior credit facility, as amended in December 2010 and subsequently amended in December 2012, consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount, and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 225 to 325 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. The credit facility expires on December 13, 2014.

The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including limits on cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of June 30, 2013 and December 31, 2012, the Company was in compliance with all of its loan covenants.

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Debt – continued

The credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase shares of Class A common stock. No stock repurchases took place in the six months ended June 30, 2013. At June 30, 2013, $16.7 million was remaining under the Board of Directors’ authorization for shares repurchases.

During the second quarter of 2013, NCI had a weighted average outstanding loan balance of $23.1 million which accrued interest at a weighted average borrowing rate of 2.7%. During the second quarter of 2012, NCI had a weighted average outstanding loan balance of $42.8 million which accrued interest at a weighted average borrowing rate of 2.5%.

As of June 30, 2013, the outstanding balance under the credit facility was $10.0 million and interest accrued at a rate of one-month LIBOR plus 250 basis points, or 2.7%. As of December 31, 2012, the outstanding balance under the credit facility was $17.5 million and interest accrued at a rate of LIBOR plus 250 basis points, or 2.7%.

9. Restructuring Charge

During December 2011, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our existing work force and physical locations.

The activity and balance of the restructuring liability accounts for the year ended December 31, 2012 and for the six months ended June 30, 2013 are as follows:

	Severance and Related Costs	Lease and Facilities Exit Costs	Total
Balance as of January 1, 2012	$364	$2,577	$2,941
Adjustments	—	(4)	(4)
Cash payments	(364)	(1,000)	(1,364)

Balance as of December 31, 2012	—	1,573	1,573

Adjustments	—	—	—
Cash payments	—	(342)	(342)

Balance as of June 30, 2013	$—	$1,231	$1,231

Amounts contained in balance sheet as of June 30, 2013
Other accrued expenses	—	449	449
Other long-term liabilities	—	782	782

Total	$—	$1,231	$1,231

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

10. Related Party Transactions

The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended June 30, 2013 and 2012, the expense incurred under this agreement was approximately $249,000 and $197,000, respectively. For the six months ended June 30, 2013 and 2012, the expense incurred under this agreement was approximately $490,000 and $411,000, respectively. As of June 30, 2013 and December 31, 2012, approximate outstanding amounts due to Net Commerce Corporation were $0 and $72,000, respectively.

The Company believes this agreement was at a market rate as of the date thereof.

11. Contingencies

Government Audits

Payments to the Company on U.S. Federal Government contracts are subject to adjustment upon audit by various agencies of the U.S. Federal Government. Audits of costs have been performed by the Defense Contract Audit Agency through 2007 for NCI Information Systems, Inc., our primary corporate vehicle for Government contracting. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations, or liquidity, and management believes it has adequately provided for any amounts owed to customers resulting from cost disallowances.

Litigation

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. Management is of the opinion that any liability or loss associated with such matters, either individually or in the aggregate, will not have a material adverse effect on the Company’s operations, or liquidity.

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

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, and from time to time, in other filings with the SEC, such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us,” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

Overview

NCI is a worldwide provider of enterprise services and solutions to Defense, Intelligence, Healthcare, and Civilian Government agencies. Inspired by our customers’ missions and driven by their challenges, we focus on helping our customers achieve higher levels of performance by utilizing cutting-edge technologies and methodologies in the following capability areas:

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue derived from prime contracts	89%	87%	90%	87%

Customer Group Revenue

The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Department of Defense and intelligence agencies	75%	75%	75%	76%
U.S. Federal civilian agencies	25%	25%	25%	24%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Time-and-materials	23%	25%	22%	26%
Cost-plus fee	48%	51%	50%	51%
Firm fixed-price	29%	24%	28%	23%

We expect our percent of total revenue from cost-plus fee type contracts to increase and our percent of total revenue from time-and-materials contracts to decrease for the remainder of the year.

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, we are paid a fixed hourly rate by labor category. To the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. For cost-plus fee contracts, there is limited financial risk, because we are reimbursed all our allowable costs, although the profit margins tend to be lower on cost-plus fee contracts. Under firm fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus fee contracts, firm fixed-price service contracts generally offer higher profit margin opportunities but involve greater financial risk because we would bear the impact of potential cost overruns in return for the full benefit of any cost savings.

Contract Backlog

As of	Funded backlog	Total backlog
	(in millions)
June 30, 2013	$142	$570
December 31, 2012	$212	$706

We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts that we believe have a more likely than not probability of being exercised. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC, agency-specific IDIQ, or other multiple-award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog, not included above, as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(as a percentage of revenue)
Revenue	$82,971	$91,186	100.0%	100.0%

Operating expenses:
Cost of revenue	71,991	80,303	86.8	88.1
General and administrative expenses	6,129	6,342	7.4	7.0
Depreciation and amortization	1,527	1,690	1.8	1.8

Total operating expenses	79,647	88,335	96.0	96.9

Operating income	3,324	2,851	4.0	3.1
Interest expense, net	248	360	0.3	0.4

Income before income taxes	3,076	2,491	3.7	2.7
Provision for income taxes	1,265	1,012	1.5	1.1

Net income	$1,811	$1,479	2.2%	1.6%

Revenue

For the three months ended June 30, 2013, total revenue decreased by 9.0%, or $8.2 million from $91.2 million to $83.0 million, from the same period a year ago. The decrease resulted primarily from the expiration of task orders and contracts, reductions in scope of work, including $3.8 million from our PEO Soldier contract, which accounted for 13.9% of our revenue as compared with 16.8% of our revenue for the same period during 2012. Revenue also declined due to funding shortfalls from customer budgetary constraints, offset somewhat by revenue from new contracts and task orders.

Cost of revenue

Cost of revenue decreased 10.4%, or $8.3 million, for the three months ended June 30, 2013, as compared to the same period a year ago. This decrease was primarily the result of reduced costs in support of our PEO Soldier contract and other reductions in scope of work. Cost of revenue was 86.8% and 88.1% for the quarters ended June 30, 2013 and 2012, respectively. This decrease was primarily the result of improved contract performance and reduced overhead expenses.

General and administrative expenses

General and administrative expenses decreased 3.4%, or $0.2 million, for the three months ended June 30, 2013 as compared to the same period a year ago. The decrease was primarily due to lower personnel costs, partially offset by higher business development costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.5 and $1.7 million for the quarters ended June 30, 2013 and 2012, respectively. The decrease was primarily due to reduced amortization expense of intangible assets as some intangible assets have become fully amortized.

Interest Expense, net

Net interest expense was approximately $0.2 million for the quarter ended June 30, 2013 as compared to net interest expense of $0.4 million for the corresponding quarter during 2012. The decrease was primarily attributed to a lower overall weighted average loan balance, offset slightly by a higher weighted average borrowing rate.

Income taxes

For the three months ended June 30, 2013, the increase in income taxes of $0.3 million was the result of the increase in pretax income and by a slightly higher effective income tax rate. The effective income tax rate was approximately 41.1% and 40.6% for the quarters ended June 30, 2013 and 2012, respectively. The higher effective income tax rate for the three months ended June 30, 2013 was the result of an increase in the blended state rate from our current state revenue allocation of our subsidiaries.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(as a percentage of revenue)
Revenue	$174,512	$190,262	100.0%	100.0%

Operating expenses:
Cost of revenue	152,468	167,748	87.3	88.2
General and administrative expenses	11,990	13,086	6.9	6.9
Depreciation and amortization	3,145	3,463	1.8	1.8

Total operating expenses	167,603	184,297	96.0	96.9

Operating income	6,909	5,965	4.0	3.1
Interest expense, net	499	811	0.3	0.4

Income before income taxes	6,410	5,154	3.7	2.7
Provision for income taxes	2,624	2,090	1.5	1.1

Net income	$3,786	$3,064	2.2%	1.6%

Revenue

For the six months ended June 30, 2013, total revenue decreased 8.3%, or $15.8 million from $190.3 million to $174.5 million, from the same period a year ago. The decrease resulted primarily from reductions in scope of work, including $9.7 million from our PEO Soldier contract, and $6.1 million as a result of funding shortfalls from customer budgetary constraints and the expiration of task orders and contracts, offset somewhat by revenue from new contracts and task orders.

Cost of revenue

Cost of revenue decreased 9.1%, or $15.3 million from $167.8 million to $152.5 million, for the six months ended June 30, 2013, as compared to the same period a year ago. This decrease was primarily the result of reduced costs in support of our PEO Soldier contract and other reductions in scope of work. Cost of revenue represented 87.3% of revenue for the quarter ended June 30, 2013, as compared to 88.2% for the quarter ended June 30, 2012. This decrease was primarily the result of improved contract performance, the receipt of award fees on certain cost-plus fee contracts, and reduced overhead expenses.

General and administrative expenses

General and administrative expenses decreased 8.4%, or $1.1 million, for the six months ended June 30, 2013, as compared to the same period a year ago. The decrease was primarily due to lower personnel costs and the associated indirect costs, lower stock compensation costs, among other factors, offset partially by higher business development costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $3.1 and $3.5 million for the six months ended June 30, 2013 and 2012, respectively. The decrease was primarily due to the reduction in the amortization expense of intangible assets, as some intangible assets have become fully amortized.

Interest expense, net

Net interest expense was approximately $0.5 million for the six months ended June 30, 2013 and approximately $0.8 million for the six months ended June 30, 2012. The decrease was primarily attributed to a lower weighted average loan balance offset by a slightly higher weighted average borrowing rate.

Income taxes

For the six months ended June 30, 2013, income taxes increased to $2.6 million from $2.1 million on increased pretax income and a higher effective tax rate. The effective income tax rate for the six months ended June 30, 2013 was approximately 40.9% as compared to an effective income tax rate of 40.6% for the six months ended June 30, 2012. The higher effective income tax rate for the six months ended June 30, 2013 was the result of an increase in the blended state rate from our current state revenue allocation of our subsidiaries.

Trends in Revenue

We expect our revenue to continue to decline in 2013 as compared to 2012, due to the expiration of task orders and contracts within our core contract base, the reduction in scope on certain contracts and lost contract recompetes, among other factors, including shifting budget priorities of the U.S. Federal Government. We do not expect that revenue derived from new business in the remaining quarters in 2013 will meaningfully offset the anticipated expiration of task orders and contracts leading to a reduction in earnings per share in the second half of the year.

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

During the second quarter of 2013, the balance of accounts receivable increased by $0.8 million to $63.1 million at the end of the quarter, as compared to December 31, 2012. Day’s sales outstanding of accounts receivable (DSO) was 69 days as of June 30, 2013, up 5 days from the 64 days reported as of December 31, 2012. The increase in DSO is primarily associated with the normal fluctuations in the timing of receipts on our contracts. Net cash provided by operating activities was $8.2 million at June 30, 2013. Cash provided by operating activities was $16.5 million for the second quarter of 2013.

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program in 2010. The December 2012 amendment to the credit facility authorized repurchases of up to $17.5 million of our Class A common stock. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, an increase in the Company’s cash needs, a decrease in the Company’s available cash, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position. We may suspend or discontinue repurchases at any time. No stock repurchases took place in the six months ended June 30, 2013. At June 30, 2013, $16.7 million was remaining under the Board of Director’s authorization for shares repurchases.

Credit Facility: Our senior credit facility is a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount. The credit facility also has a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin (spread), ranging from 225 to 325 basis points, based on the amount of our outstanding senior debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. Through June 30, 2013, the amended credit facility agreement provides for a minimum margin floor of 250 basis points. The accrued interest is due and payable monthly. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The credit facility expires on December 13, 2014. We do not currently hedge our interest rate risk. The credit facility allows us to use borrowings thereunder of up to $17.5 million to repurchase shares of our common stock.

Funds borrowed under the credit facility will be used to finance possible future acquisitions, and for working capital requirements, stock repurchases, and general corporate uses. As of June 30, 2013, there was $10.0 million due under the credit facility, reflecting net repayments of $7.5 million during 2013.

The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount (spread) per the credit facility, amended in December 2012.

The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of June 30, 2013, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first six months of 2013. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December  31, 2012 filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. A change of 1% in interest rates would have changed our interest expense and cash flow by approximately $0.1 million for the three months ended June 30, 2013, and approximately $0.2 million for the six months ended June 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2013, such that the information that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no significant changes from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December  31, 2012, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, and stockholders of AdvanceMed Corporation dated as of February 24, 2012 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2010, and filed with the Commission on December 15, 2010).

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: July 31, 2013	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer
and Treasurer