Form 10-Q
period 2013-09-30
NCI, Inc.
filed 2013-10-30
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

As of October 28, 2013, there were 8,225,601 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1.	Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenue	$77,918	$88,467	$252,430	$278,729

Operating expenses:
Cost of revenue	67,832	77,147	220,300	244,855
General and administrative expenses	5,819	6,251	17,809	19,377
Depreciation and amortization	1,679	1,681	4,824	5,145
Stock option tender offer	—	2,311	—	2,311
Goodwill impairment	—	92,793	—	92,793
Purchase contingency gain	(864)	—	(864)	—

Total operating expenses	74,466	180,184	242,069	364,481

Operating income (loss)	3,452	(91,717)	10,361	(85,752)
Interest expense, net	157	266	656	1,077

Income (loss) before income taxes	3,295	(91,983)	9,705	(86,829)

Provision (benefit) for income taxes	1,344	(36,788)	3,967	(34,698)

Net income (loss)	$1,951	$(55,195)	$5,738	$(52,131)

Earnings (loss) per common and common equivalent share:
Basic:
Weighted average shares outstanding	12,837	13,249	12,825	13,463

Net income (loss) per share	$0.15	$(4.17)	$0.45	$(3.87)

Diluted:

Weighted average shares outstanding	12,837	13,249	12,832	13,463

Net income (loss) per share	$0.15	$(4.17)	$0.45	$(3.87)

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of September 30, 2013	As of December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$42	$763
Accounts receivable, net	55,889	62,293
Deferred tax assets, net	2,970	3,269
Income tax receivable	453	5,543
Prepaid expenses and other current assets	3,269	5,215

Total current assets	62,623	77,083

Property and equipment, net	9,795	12,564
Other assets	1,192	1,593
Deferred tax assets, net	43,463	43,463
Intangible assets, net	5,752	7,073

Total assets	$122,825	$141,776

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$14,418	$24,148
Accrued salaries and benefits	16,884	15,858
Deferred revenue	2,324	1,032
Other accrued expenses	5,716	7,625

Total current liabilities	39,342	48,663

Long-term debt	1,500	17,500
Other long-term liabilities	2,321	2,723

Total liabilities	43,163	68,886

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,142 shares issued and 8,226 shares outstanding as of September 30, 2013, and 9,149 shares issued and 8,232 shares outstanding as of December 31, 2012	174	174

Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of September 30, 2013 and December 31, 2012	89	89
Additional paid-in capital	70,761	69,726
Treasury stock at cost—917 shares of Class A common stock as of September 30, 2013 and December 31, 2012	(8,331)	(8,331)
Retained earnings	16,969	11,232

Total stockholders’ equity	79,662	72,890

Total liabilities and stockholders’ equity	$122,825	$141,776

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$5,738	$(52,131)
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	92,793
Stock-based compensation expense related to stock option tender offer	—	2,242
Depreciation and amortization	4,824	5,149
Share-based payments	1,067	1,703
Deferred income taxes	299	(29,820)
Changes in operating assets and liabilities:
Accounts receivable, net	6,404	43,444
Prepaid expenses and other assets	7,436	(4,490)
Accounts payable	(9,730)	(17,034)
Accrued expenses	8	654

Net cash provided by operating activities	16,046	42,510

Cash flows from investing activities:
Purchases of property and equipment	(734)	(1,343)

Net cash used in investing activities	(734)	(1,343)

Cash flows from financing activities:
Repurchase of stock awards	(33)	(1,320)
APIC from cancellation of stock options	—	(3,236)
Borrowings under credit facility	62,300	103,138
Repayments of credit facility	(78,300)	(136,138)
Proceeds from exercise of stock options	—	10
Purchases of Class A common stock	—	(3,355)

Net cash used in financing activities	(16,033)	(40,901)

Net change in cash and cash equivalents	(721)	266
Cash and cash equivalents, beginning of period	763	2,818

Cash and cash equivalents, end of period	$42	$3,084

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$512	$1,048

Income taxes	$251	$2,927

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of September 30, 2013 and its results of operations and cash flows for the three and nine months ended September 30, 2013 and 2012, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC. All numbers presented in tables are in thousands.

2. Business Overview

NCI provides IT and professional services and solutions by leveraging its eight core service offerings: cloud computing and data center consolidation; cybersecurity and information assurance; engineering and logistics support; enterprise information management and advanced analytics; health IT and medical support; IT service management; software and systems development/integration; and modeling, simulation, and training. The Company provides these services to U.S. Defense, Intelligence, and Federal Civilian agencies. The majority of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. For the quarter ended September 30, 2013, the Company generated approximately 74% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 26% of revenue from federal civilian agencies. For the nine months ended September 30, 2013, the Company generated 75% of revenue from Department of Defense, including agencies within the intelligence community, and approximately 25% of revenue from federal civilian agencies. For the quarter ended September 30, 2012, the Company generated approximately 75% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 25% of revenue from federal civilian agencies. For the nine months ended September 30, 2012, the Company generated 76% of revenue from Department of Defense, including agencies within the intelligence community, and approximately 24% of revenue from federal civilian agencies. The Company’s PEO Soldier contract is the Company’s largest revenue-generating contract and accounted for approximately 14% and 16% of our revenues for the quarters ended September 30, 2013 and 2012, respectively. The Company’s PEO Soldier contract is a cost-plus contract with a term of three years commencing in September 2012. The Company primarily conducts business throughout the United States. We report operating results and financial data as one reportable segment.

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended September 30, 2013 and 2012, approximately 1.8 million and 1.4 million shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the nine months ended September 30, 2013 and 2012, approximately 1.2 million and 1.4 million shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the computation of basic and diluted earnings per common share (Class A and Class B) for the three and nine months ended September 30, 2013 and 2012.

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. Earnings Per Share - continued

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net Income (loss)	$1,951	$(55,195)	$5,738	$(52,131)

Weighted average number of basic shares outstanding	12,837	13,249	12,825	13,463
Dilutive effect of stock options after application of treasury stock method	—	—	7	—

Weighted average number of diluted shares outstanding	12,837	13,249	12,832	13,463

Basic earnings (loss) per share	$0.15	$(4.17)	$0.45	$(3.87)

Diluted earnings (loss) per share	$0.15	$(4.17)	$0.45	$(3.87)

4. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at the end of each period:

	As of
	September 30, 2013	December 31, 2012
Billed receivables	$26,972	$13,637
Unbilled receivables:
Amounts billable at end of period	22,698	35,938
Other	7,084	13,520

Total unbilled receivables	29,872	49,458

Total accounts receivable	56,754	63,095
Less: allowance for doubtful accounts	865	802

Total accounts receivable, net	$55,889	$62,293

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next twelve months.

5. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	September 30, 2013	December 31, 2012
Property and equipment
Furniture and equipment	$22,776	$22,092
Leasehold improvements	7,748	7,697
Real property	549	549

	31,073	30,338
Less: Accumulated depreciation and amortization	21,278	17,774

Property and equipment, net	$9,795	$12,564

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Depreciation expense for the three months ended September 30, 2013 and 2012 was $1.3 million and $1.2 million, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $3.5 million and $3.4 million, respectively.

6. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	September 30, 2013	December 31, 2012
Contract and customer relationships	$20,558	$20,558
Less: Accumulated amortization	14,806	13,510

	5,752	7,048

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	2,038	2,013

	—	25

Intangible assets, net	$5,752	$7,073

Amortization expense of intangible assets for the three months ended September 30, 2013 and 2012 was $0.4 million and $0.5 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2013 and 2012 was $1.3 million and $1.7 million, respectively.

7. Stock Option Tender Offer

In September 2012, the Company completed a cash tender offer for certain vested and unvested out-of-the-money stock options held by current and former employees, officers, and directors of NCI that were granted prior to January 1, 2012, provided that such stock options had not expired or terminated prior to the expiration of the offering period. The offer expired on September 19, 2012. Altogether the Company repurchased a total of 963,579 options for an aggregate cash purchase price of $1.3 million, which was paid in exchange for the cancellation of the eligible options. As a result of these repurchases, the Company incurred a charge of $2.3 million consisting of a non-cash charge of $2.2 million that consisted of the remaining unamortized stock based compensation expense associated with the unvested portion of the repurchased options and a small amount paid in excess of the estimated fair value of the options on the date of purchase, plus $0.1 million related to associated payroll taxes, professional fees and other costs.

The aggregate amount of the payments made in exchange for eligible options was charged to stockholder’s equity for stock options purchased at or below the estimated fair value of the options on the date of repurchase, which was the $1.3 million cash purchase price.

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Share-Based Payments

During the three and nine months ended September 30, 2013, the Company granted zero stock options and 1,180,000 stock options respectively, and had zero options exercised. As of September 30, 2013, there were approximately 1.8 million options outstanding.

During the three months ended September 30, 2013, 12,500 shares of restricted stock vested, with 2,014 shares cancelled to cover individual tax liabilities. During the nine months ended September 30, 2013, 32,500 shares of restricted stock vested, with 7,014 shares cancelled to cover individual tax liabilities. As of September 30, 2013, there were 83,750 shares of restricted stock outstanding.

The following table summarizes stock compensation for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cost of revenue	$94	$190	$212	$577
General and administrative	315	344	855	1,126

	$409	$534	$1,067	$1,703

As of September 30, 2013, there was approximately $4.0 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with approximately $0.3 million, $1.5 million, $1.1 million, $0.5 million, $0.4 million, and $0.2 million amortized during the remainder of 2013, 2014, 2015, 2016, 2017 and 2018, respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income and expensed over the service period of the options.

9. Debt

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

The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including limits on cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of September 30, 2013 and December 31, 2012, the Company was in compliance with all of its loan covenants.

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. Debt - continued

The credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase shares of Class A common stock. No stock repurchases took place in the nine months ended September 30, 2013. At September 30, 2013, $16.7 million was remaining under the Board of Directors’ authorization for shares repurchases.

During the third quarter of 2013, NCI had a weighted average outstanding loan balance of $7.2 million which accrued interest at a weighted average borrowing rate of 2.5%. During the third quarter of 2012, NCI had a weighted average outstanding loan balance of $24.5 million which accrued interest at a weighted average borrowing rate of 2.5%.

As of September 30, 2013, the outstanding balance under the credit facility was $1.5 million and interest accrued at a rate of LIBOR plus 225 basis points, or 2.5%. As of December 31, 2012, the outstanding balance under the credit facility was $17.5 million and interest accrued at a rate of LIBOR plus 250 basis points, or 2.7%.

10. Restructuring Charge

During December 2011, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our existing work force and physical locations.

The activity and balance of the restructuring liability accounts for the year ended December 31, 2012, and for the nine months ended September 30, 2013 are as follows:

	Severance and Related Costs	Lease and Facilities Exit Costs	Total
Balance as of January 1, 2012	$364	$2,577	$2,941
Adjustments	—	(4)	(4)
Cash payments	(364)	(1,000)	(1,364)

Balance as of December 31, 2012	—	1,573	1,573

Adjustments	—	—	—
Cash payments	—	(492)	(492)

Balance as of September 30, 2013	$—	$1,081	$1,081

Amounts contained in balance sheet as of September 30, 2013
Other accrued expenses	—	408	408
Other long-term liabilities	—	673	673

Total	$—	$1,081	$1,081

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

11. Goodwill

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

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. Goodwill - continued

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

Based on the analysis, management has concluded that a loss as of September 30, 2012 was probable and could be reasonably estimated. Accordingly, the Company recorded an impairment charge of $92.8 million during the three months ended September 30, 2012. A tax benefit totaling $37.1 million was recorded related to the goodwill impairment charge for the period ending September 30, 2012.

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

12. Related Party Transactions

The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Mr. Rajiv Narang, the son of Mr. Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended September 30, 2013 and 2012, the expense incurred under this agreement was approximately $219,900 and $231,000, respectively. For the nine months ended September 30, 2013 and 2012, the expense incurred under this agreement was approximately $628,500 and $642,000, respectively. As of September 30, 2013 and December 31, 2012, approximate outstanding amounts due to Net Commerce Corporation were $149,700 and $72,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	Our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority our revenue; a change in funding of our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts

•	A reduction in the overall U.S. Defense budget, volatility in spending authorizations for Defense and Intelligence-related programs by the U.S. Federal Government or a shift in spending to programs in areas where we do not currently provide services

•	Delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011; U.S. Federal Governmental shutdowns (such as the shutdown that occurred during the U.S. Federal Government’s 1996 and 2014 fiscal years); and inability of the U.S. Congress to pass a federal budget or agree on the national debt ceiling.

•	Changes in U.S. Federal Government programs or requirements, including the increased use of small business providers

•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business

•	U.S. Federal Government agencies more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures

•	Adverse results of U.S. Federal Government audits of our government contracts

•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)

•	Failure to identify and successfully integrate future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans

•	Economic conditions in the United States, including conditions that result from terrorist activities or war

•	Material changes in policies, laws, or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, and (v) competition for task orders under Government Wide Acquisition Contracts, agency-specific Indefinite Delivery/Indefinite Quantity contracts and/or schedule contracts with the General Services Administration

•	U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs

•	Our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize future deferred tax assets benefits

•	Risk of contract non-performance or termination

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenue derived from prime contracts	90%	87%	90%	87%

Customer Group Revenue

The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Department of Defense and intelligence agencies	74%	75%	75%	76%
U.S. Federal civilian agencies	26%	25%	25%	24%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Time-and-materials	16%	24%	20%	25%
Cost-plus fee	54%	49%	51%	51%
Firm fixed-price	30%	27%	29%	24%

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

Contract Backlog

As of	Funded backlog	Total backlog
	(in millions)
September 30, 2013	$163	$555
December 31, 2012	$212	$706

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(as a percentage of revenue)
Revenue	$77,918	$88,467	100.0%	100.0%

Operating expenses:
Cost of revenue	67,832	77,147	87.1	87.2
General and administrative expenses	5,819	6,251	7.5	7.1
Depreciation and amortization	1,679	1,681	2.1	1.9
Stock option purchase	—	2,311	0.0	2.6
Goodwill impairment	—	92,793	0.0	104.9
Purchase contingency gain	(864)	—	(1.1)	0.0

Total operating expenses	74,466	180,184	95.6	203.7

Operating income (loss)	3,452	(91,717)	4.4	(103.7)
Interest expense, net	157	266	0.2	0.3

Income (loss) before income taxes	3,295	(91,983)	4.2	(104.0)

Provision (benefit) for income taxes	1,344	(36,788)	1.7	(41.6)

Net income (loss)	$1,951	$(55,195)	2.5%	(62.4)%

Revenue

For the three months ended September 30, 2013, total revenue decreased by 11.9%, or $10.5 million from $88.5 million to $77.9 million, over the same period a year ago. The decrease was due to $3.1 million of lower revenue attributable to services provided under NCI’s PEO Soldier contract as well as $7.4 million of reductions in scope of work, including the impact of sequestration, and the expiration of certain task orders and contracts, partially offset by revenue from new awards and growth on existing programs. During the third quarter of 2013, our PEO Soldier program accounted for 14% of our revenue as compared with 16% of our revenue for the same period during 2012.

Cost of revenue

Cost of revenue decreased 12.1%, or $9.3 million, for the three months ended September 30, 2013, as compared to the same period a year ago. This decrease in cost of revenue was attributable to less direct labor, subcontract and other direct costs. Cost of revenue as a percentage of revenue was essentially the same for the quarters ended September 30, 2013 and 2012, respectively.

General and administrative expenses

General and administrative expenses decreased 6.9%, or $0.4 million, for the three months ended September 30, 2013 as compared to the same period a year ago. The decrease was primarily due to lower compensation expense from reduced headcount, partially offset by continued investment in business development initiatives.

Depreciation and amortization

Depreciation and amortization expense was essentially unchanged totaling approximately $1.7 million for each quarter ended September 30, 2013 and September 30, 2012, respectively.

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

Goodwill impairment

In the quarter ending September 30, 2012, we completed a test for goodwill impairment due to certain triggering events and determined that goodwill was impaired. For the three months ended September 30, 2012, we recorded a $92.8 million goodwill impairment charge.

Purchase contingency gain

The gain on a purchase contingency for the quarter ended September 30, 2013, consisted of $0.9 million in fees the company received for the collection of past due receivables as part of the AdvanceMed acquisition in April 2011.

Interest Expense, net

Net interest expense was approximately $0.2 million for the quarter ended September 30, 2013 as compared to net interest expense of $0.3 million for the corresponding quarter during 2012. The decrease was primarily attributed to a lower overall loan balance.

Income taxes

For the three months ended September 30, 2013, the increase in income taxes of $38.1 million was primarily the result of the increase in pretax income. The effective income tax rate was approximately 40.8% and 40.0% for the quarters ended September 30, 2013 and 2012, respectively. The lower effective income tax rate for the three months ended September 30, 2012 was primarily the result of the goodwill impairment in the third quarter of 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(as a percentage of revenue)
Revenue	$252,430	$278,729	100.0%	100.0%

Operating expenses:
Cost of revenue	220,300	244,855	87.3	87.9
General and administrative expenses	17,809	19,377	7.1	7.0
Depreciation and amortization	4,824	5,145	1.9	1.8
Stock option purchase	—	2,311	—	0.8
Goodwill impairment	—	92,793	—	33.3
Purchase contingency gain	(864)	—	(0.3)	0.0

Total operating expenses	242,069	364,481	95.9	130.8

Operating income (loss)	10,361	(85,752)	4.1	(30.8)
Interest expense, net	656	1,077	0.2	0.4

Income (loss) before income taxes	9,705	(86,829)	3.8	(31.2)

Provision (benefit) for income taxes	3,967	(34,698)	1.6	(12.5)

Net income (loss)	$5,738	$(52,131)	2.3%	(18.7)%

Revenue

For the nine months ended September 30, 2013, revenue decreased 9.4%, or $26.3 million from $278.7 million to $252.4 million, over the same period a year ago. The decrease was primarily due to $12.8 million of lower revenue attributable to services provided under NCI’s PEO Soldier contract as well as $13.5 million of reductions in scope of work, including the impact of sequestration, and the expiration of certain task orders and contracts partially offset by revenue from new awards and growth on existing programs.

Cost of revenue

Cost of revenue decreased 10.0%, or $24.6 million from $244.9 million to $220.3 million, for the nine months ended September 30, 2013, as compared to the same period a year ago. This decrease was the result of reduced direct labor, subcontractor and other direct costs. Cost of revenue represented 87.3% of revenue for the nine months ended September 30, 2013, as compared to 87.9% for the nine months ended September 30, 2012. This decrease was primarily the result of improved contract performance on certain task orders and contracts, and the receipt of award fees on certain cost-plus fee contracts.

General and administrative expenses

General and administrative expenses decreased 8.1%, or $1.6 million, for the nine months ended September 30, 2013, as compared to the same period a year ago. The decrease was primarily due to lower compensation expense from reduced headcount, and lower stock compensation costs, among other factors.

Depreciation and amortization

Depreciation and amortization expense was approximately $4.8 and $5.1 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease was primarily due to the reduction in the amortization expense of intangible assets, due to some assets having reached the end of their useful lives.

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

Goodwill impairment

In the period ending September 30, 2012, we completed a test for goodwill impairment due to certain triggering events and determined that goodwill was impaired. For the nine months ended September 30, 2012, we recorded a $92.8 million goodwill impairment charge.

Purchase contingency gain

The gain on a purchase contingency for the quarter ended September 30, 2013, consisted of $0.9 million in fees the company received for the collection of past due receivables as part of the AdvanceMed acquisition in April 2011.

Interest expense, net

Net interest expense was approximately $0.7 million for the nine months ended September 30, 2013 and approximately $1.1 million for the nine months ended September 30, 2012. The decrease was primarily attributed to a lower loan balance.

Income taxes

For the nine months ended September 30, 2013, income taxes increased due to an increase in pretax income. The effective income tax rate for the nine months ended September 30, 2013 was approximately 40.9% as compared to an effective income tax rate of 40.0% for the nine months ended September 30, 2012. The lower effective income tax rate for the nine months ended September 30, 2012 was primarily the result of the goodwill impairment in the third quarter of 2012.

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

During the third quarter of 2013, the balance of accounts receivable decreased by $6.4 million to $55.9 million at the end of the quarter, as compared to December 31, 2012. Days sales outstanding of accounts receivable (DSO) was 66 days as of September 30, 2013, up 2 days from the 64 days reported as of December 31, 2012. The increase in DSO is primarily associated with the normal fluctuations in the timing of receipts on our contracts. Net cash provided by operating activities was $16.0 million for the nine months ended September 30, 2013. The Federal Government shutdown from October 1, 2013 through October 16, 2013 could have a potential negative effect on our future near-term cash flows due to the unfavorable timing of payments on our invoices. This possible reduction in cash provided by operations could result in higher interest expense in the fourth quarter of 2013 as we may need to use our line of credit to finance operations more than forecast, as well as cause an increase in DSO in the fourth quarter of 2013.

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program in 2010. The December 2012 amendment to the credit facility authorized repurchases of up to $17.5 million of our Class A common stock. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, an increase in the Company’s cash needs, a decrease in the Company’s available cash, borrowing capacity under our credit facility, interest rates, and the Company’s financial performance and position. We may suspend or discontinue repurchases at any time. No stock repurchases took place in the nine months ended September 30, 2013. At September 30, 2013, $16.7 million was remaining under the Board of Director’s authorization for shares repurchases.

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

Funds borrowed under the credit facility will be used to finance possible future acquisitions, and for working capital requirements, stock repurchases, and general corporate uses. As of September 30, 2013, there was $1.5 million due under the credit facility, reflecting net repayments of $16.0 million during 2013.

The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount (spread) per the credit facility, amended in December 2012.

The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including cash dividends on the Company’s outstanding common stock; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of September 30, 2013, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first nine months of 2013. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. A change of 1% in interest rates would have changed our interest expense and cash flow by approximately $0.1 million for the three months ended September 30, 2013, and approximately $0.2 million for the nine months ended September 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2013, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2013, such that the information that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, and stockholders of AdvanceMed Corporation dated as of February 24, 2012 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on September 12, 2009).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on September 12, 2009).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2010, and filed with the Commission on December 15, 2010).

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.6*	Amended and Restated Loan and Security Agreement, dated as of December 31, 2012, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 7, 2013, and filed with the Commission on January 8, 2013).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: October 30, 2013	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer Treasurer (Principal Financial Officer) (Principal Accounting Officer)