Form 10-K
period 2013-12-31
NCI, Inc.
filed 2014-02-18
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $31,696,660.

As of February 7, 2014, there were 8,225,601 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

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

ITEM 1. BUSINESS

COMPANY OVERVIEW

NCI is a worldwide provider of leading-edge enterprise services and solutions to Defense, Intelligence, Healthcare, and Civilian Government agencies. Inspired by our customers’ missions and driven by their challenges, we focus on helping our customers achieve higher levels of performance by utilizing cutting-edge technologies and methodologies in the following capability areas: Cloud Computing and IT Infrastructure Optimization, Cybersecurity and Information Assurance, Engineering and Logistics Support, Enterprise Information Management and Advanced Analytics, Health IT and Medical Support, IT Service Management, Software and Systems Development/Integration, and Modeling, Training and Simulation.

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

NCI’s capabilities include helping our clients navigate the range of cloud, Everything-as-a-Service (EaaS), capacity services, and virtualization options available. We enable the benefits of the private cloud to be implemented through enterprise cloud (eCloud) solutions behind our customers’ firewalls for enhanced security/control. We focus on identifying, qualifying, and partnering with leading Infrastructure-as-a-Service (IaaS), Platform-as-a-Service (PaaS), and Software-as-a-Service (SaaS) providers.

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

Software and Systems Development/Integration

NCI has developed a systems engineering methodology that supports quality-managed, performance-based processes within a responsive, modular, and agile framework. We are CMMI appraised and hold certifications in International Organization for Standardization (ISO) 9001:2009, and we fully integrate ISO 20000-1:2005 quality aspects into our corporate engineering methodology to ensure we deliver high-quality products and services on time and within budget.

NCI’s software/systems development approach focuses on frequent customer interaction to ensure our design remains consistent with customer needs. As codified in our agile Hybrid Engineering Lifestyle MethodologySM (HELM), we provide a full range of software development, systems engineering, and integration services focused primarily on our customers’ high-end mission-oriented programs. NCI’s HELM processes incorporate best practices from ISO 9001:2009, Institute of Electrical and Electronics Engineers (IEEE) 12207, CMMI, ISO 20000-1:2005, and ITIL V3, and we apply this hybrid framework to ensure thorough, robust, full-lifecycle engineering processes are kept in balance with efficiency and rapid, responsive delivery goals.

KEY CUSTOMERS

Our customers include a diverse base of Federal Government defense, intelligence, and civilian agencies. For the year ended December 31, 2013, approximately 75% of our revenue was generated from DoD and Intelligence agency customers, and approximately 25% of our revenue was generated from Federal civilian agency customers. NCI’s PEO Soldier contract is the Company’s largest revenue-generating contract and accounted for approximately 14% and 17% of our revenues in 2013 and 2012, respectively. NCI’s PEO Soldier contract is a cost-plus contract consisting of a base period and two option periods for a total term of three years commencing in September 2012.

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

Indefinite Delivery/Indefinite Quantity (IDIQ) Contracts. The U.S. Government uses IDIQ contracts to obtain commitments from contractors to provide certain services or products on pre-established terms and conditions. The U.S. Government then issues task orders under the IDIQ contracts to purchase the specific services or products it needs. IDIQ contracts are awarded to one or more contractors following a competitive procurement process. Under a single-award IDIQ contract, all task orders under that contract are awarded to one pre-selected contractor. Under a multi-award IDIQ contract, task orders can be awarded to any of the pre-selected contractors, which can result in further limited competition for the award of task orders. Multi-award IDIQ contracts that are open for any government agency to use for the procurement of services are commonly referred to as government-wide acquisition contracts (GWACs). IDIQ contracts often have multi-year terms and unfunded ceiling amounts, therefore enabling –but not committing—the U.S. Government to purchase substantial amounts of services or products from one or more contractors. At the time an IDIQ contract is awarded (prior to the award of any task orders), a contractor may have limited or no visibility as to the ultimate amount of services or products that the U.S. Government will purchase under the contract, and in the case of a multi-award IDIQ, the contractor from which such purchases may be made.

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

Contracting with the U.S. Government also subjects us to substantial regulation and unique risks, including the U.S. Government’s ability to cancel any contract at any time without reason. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. These regulations and risks are described in more detail below under Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for fiscal 2013, 2012 and 2011, see Contract Types in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

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

COMPETITION

We believe that major competitive factors in our market include strong customer relationships, a record of successful contract performance, a reputation for quality, an experienced management team, and employees with a wide range of technical expertise and security clearances. With the Government’s expanding adoption of low-price, technically acceptable (LPTA) acquisition approaches, competitive pricing has taken on even more importance than existed in past years, especially in labor-intensive, services-based contracts. We often compete against or team with divisions of large Defense and IT services contractors, including Lockheed Martin Corporation, Northrop Grumman Corporation, General Dynamics Corporation, Computer Sciences Corporation, Raytheon, Harris, BAE Systems, Booz Allen Hamilton, and Science Applications International Corporation (SAIC). We also compete against or team with mid-tier Federal contractors, such as CACI International and ManTech International that have specialized capabilities, as well as numerous non-public companies within the sector. In the immediate future, we are anticipating competition from new organizations that have been divested by major Defense contractors due to organizational conflicts of interest (OCI) or for competitiveness reasons. Two examples are the spin-off of Engility Holdings Inc. by L-3 Communications and SAIC’s split into two separate publicly traded companies. Some of our competitors have significantly longer operating histories and more substantial resources. We expect competition in the U.S. Federal Government IT and professional services sector to increase in the future.

EMPLOYEES

As of December 31, 2013, we had approximately 1,900 employees, more than 58% of whom held at least one U.S. Federal Government security clearance. Our employees are located at more than 100 sites worldwide. More than 62% of our staff is located on-site with our customers, allowing us to build and cultivate long-term relationships.

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

For the years ended December 31, 2013 and 2012, we derived substantially all our revenue from U.S. Federal Government contracts, either as a prime contractor or a subcontractor, including approximately 75% and 76% of our revenue from contracts with the DoD and Intelligence Agencies in 2013 and 2012, respectively. We believe that U.S. Federal Government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with U.S. Federal Government Agencies in general, or with the DoD and Intelligence Agencies in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with U.S. Federal Government Agencies are our performance on individual contracts and task orders, the strength of our professional reputation, and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenue and operating results could decline materially.

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

As of December 31, 2013, our estimated contract backlog totaled approximately $488 million, of which approximately $195 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early; or an option that we had assumed could not be exercised. In 2013, we experienced significant reductions in contract backlog as a result of reductions in scope of work and decreased contract ceilings on certain programs, among other factors. Further, while many of our U.S. Federal Government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract backlog will be recognized as revenue.

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

Future levels of expenditures and authorizations for those programs may decrease, remain constant, or shift to programs in areas where we do not currently provide services. Among the factors that could materially adversely affect us are the following:

•	budgetary constraints affecting U.S. Federal Government spending generally or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	Our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority of our revenue; a change in funding of our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts;

•	changes in U.S. Federal Government programs or requirements, including the increased use of small business providers;

•	U.S. Federal Government Agencies are more frequently awarding contracts on an LPTA basis in order to reduce expenditures;

•	U.S. Federal Governmental shutdowns (such as that which occurred during the U.S. Federal Government’s 1996 and 2013 fiscal years) and other potential delays in the U.S. Federal Government appropriations process;

•	the use of a Continuing Resolution to fund agencies instead of a budget appropriation, which may cause our customers within those Agencies to defer or reduce work under our current contracts;

•	a failure of Congress to pass adequate supplemental appropriations to pay for an international conflict or related reconstruction efforts;

•	the FAR and certain of our U.S. Federal Government contracts contain OCI clauses that may limit our ability to compete for, or perform on certain other contracts. OCIs arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Federal Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. An OCI issue that precludes our competition for, or performance on a significant program or contract could harm our prospects and negative publicity about an OCI issue could damage our reputation;

•	curtailment of the U.S. Federal Government’s use of professional services providers, realignment of funds with changed Government priorities including “insourcing” of previously contracted support services, and the realignment of funds to other non-defense related programs, which may reduce the amount of funds available to defense-related and other programs in our core service areas;

•	adoption of new laws or regulations;

•	competition and consolidation in the IT industry;

•	our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize future deferred tax assets benefits;

•	general economic conditions; and

•	these or other factors could cause U.S. Federal Governmental Agencies, or prime contractors for which we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts, or elect not to exercise options to renew contracts, any of which could cause our revenue and operating profits to decline.

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

We are a subcontractor to other businesses on some of our contracts or task orders (approximately 13% of our revenue in 2013 was derived from contracts where we were a subcontractor). We are not in a position to control overall contract performance, and our payments are subject to the financial capabilities of the prime, not the U.S. Federal Government. If our prime contractor experiences difficulties, it may not have the financial resources to perform its contractual obligations. This failure to perform could harm our reputation and affect our earnings and financial position.

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

Our future taxable income may not be sufficient to realize our future tax benefits which could cause our deferred tax asset to become impaired, requiring substantial write-downs that could reduce our operating income

As of December 31, 2013, we had approximately $43.2 million in net deferred tax assets. Deferred tax assets represent temporary differences in the tax basis of an asset or liability and its reported amount in the financial statements that will result in future tax deductions. Deferred tax assets are evaluated to determine if the future tax deductions will be realizable. Future realization of tax benefits ultimately depends on the existence of sufficient taxable income within the appropriate period that is available under the tax law. All available evidence is considered to determine if a valuation allowance for deferred tax assets is needed. If our future taxable income is insufficient to realize the future tax benefits and our deferred tax asset were to become impaired, we would record a charge to earnings in our financial statements during the period in which any impairment of our deferred tax asset is determined, which may significantly reduce or eliminate our profits.

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

We enter into three types of U.S. Federal Government contracts for our services: time-and-materials, cost-plus fee, and firm fixed-price. For the year ended December 31, 2013, we derived approximately 19%, 52%, and 29% of our revenue from time-and-materials, cost-plus fee, and firm fixed-price contracts, respectively. If we acquire other businesses, our contract mix could change significantly, depending on the size and contract mix of the acquired businesses.

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

As of December 31, 2013, Mr. Narang, our founder, Chairman and CEO, through his beneficial ownership of 4,700,000 shares of our Class B common stock and 378,946 shares of our Class A common stock, owned or controlled 89% of the combined voting power and 40% of the outstanding shares of the common stock. Accordingly, Mr. Narang controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability – without the consent of our public stockholders – to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers, or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.

A substantial number of shares of our common stock are eligible for sale by Mr. Narang, which could cause our common stock price to decline significantly.

As of December 31, 2013, Mr. Narang beneficially owned 4,700,000 outstanding shares of Class B common stock and 378,946 shares of Class A common stock of the Company. Mr. Narang may, at his discretion, sell these shares in the public market, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. The market price of our common stock could drop significantly if Mr. Narang sells his interests in the Company or is perceived by the market as intending to sell them.

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

	2013		2012
Quarters	High	Low	High	Low
First	$5.67	$4.58	$12.33	$6.18
Second	4.91	4.14	6.86	3.21
Third	6.00	4.20	8.00	3.80
Fourth	6.62	5.13	7.26	4.02

There is no established public market for our Class B common stock.

As of February 7, 2014, there were 59 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees. As of February 7, 2014, the closing price of our Class A common stock was $7.07.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our Company’s cash needs, borrowing capacity under our credit facility, interest rates, and our financial performance and position. We may suspend or discontinue repurchases at any time. During 2013 no shares were repurchased. At December 31, 2013, $16.7 million was remaining under the Board of Directors’ authorization for shares repurchases.

Dividend Policy

Historically, we retained all future earnings, if any, for use in the operation, development, and expansion of our business. As a result, we have not paid any cash dividends. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, business prospects, and any other factors our Board of Directors deems relevant. Our existing credit facility allows us to pay a divided up to $4 million in any calendar year if, after it is paid we meet certain financial criteria, otherwise we will be in default under our credit agreement. In addition, the terms of any future credit agreement may prevent us from paying any dividends or making any distributions or payments with respect to our capital stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2013.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2008 through December 31, 2013, with the cumulative total return on (i) the NASDAQ Composite — Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of NCI and the following other U.S. Federal Government service providers with whom we compete: CACI International Inc., Dynamics Research Corporation (acquired by Engility Holdings Inc. on January 31, 2014), ICF International, Inc., and ManTech International Corporation. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS

AMONG NCI, INC., THE NASDAQ COMPOSITE — TOTAL RETURNS, THE RUSSELL 2000 INDEX, AND U.S. FEDERAL GOVERNMENT SERVICES PEER GROUP

Comparison of 5 Year Total Cumulative Return Assumes Initial Investment of $100 on December 31, 2008

December 31, 2013
NCI, Inc.	$19.18
NASDAQ Composite—Total Returns	237.48
Russell 2000 Index	239.60
U.S. Federal Government services peer group	119.44

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2013. We derived the selected consolidated financial data from our audited consolidated financial statements. Prospective investors should read this selected financial data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2013	2012 (a)	2011(b)	2010	2009 (c)
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$332,325	$368,387	$558,261	$581,341	$468,910

Operating costs and expenses:
Cost of revenue	289,388	322,281	499,398	512,779	407,322
General and administrative expenses	23,393	26,148	24,150	23,730	21,848
Depreciation and amortization	6,298	6,926	6,732	5,054	4,228
Stock option tender offer	—	2,311	—	—	—
Acquisition and integration related expenses	—	—	1,012	—	199
Restructuring charge	—	—	3,139	—	—
Gain on extinguishment of contingent consideration liability	—	—	—	—	(2,285)
Purchase contingency gain	(864)	—	—	—	—
Impairment of goodwill and intangible assets	—	150,752	—	—	—

Total operating costs and expenses	318,215	508,418	534,431	541,563	431,312

Operating income (loss)	14,110	(140,031)	23,830	39,778	37,598
Interest expense, net	784	1,325	1,698	598	657

Income (loss) before income taxes	13,326	(141,356)	22,132	39,180	36,941
Provision (benefit) for income taxes	5,588	(54,532)	8,974	15,309	14,784

Net income (loss)	$7,738	$(86,824)	$13,158	$23,871	$22,157

Earnings (loss) per share:
Basic	$0.60	$(6.51)	$0.96	$1.75	$1.65
Diluted	$0.60	$(6.51)	$0.95	$1.72	$1.61
Weighted average shares:
Basic	12,829	13,335	13,675	13,621	13,452
Diluted	12,829	13,335	13,830	13,878	13,633

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$50	$763	$2,819	$2,791	$1,193
Net working capital	29,011	28,420	48,786	55,684	48,073
Total assets	127,394	141,776	282,614	269,478	241,651
Total long-term debt	1,000	17,500	54,000	20,023	42,094
Total stockholders’ equity	81,807	72,890	163,801	153,047	124,227

Notes to Five-Year Summary

(a)	During the third quarter 2013, we recognized a gain on a purchase contingency that consisted of fees the Company received for the collection of past due receivables as part of the AdvanceMed acquisition in April 2011.
(b)	During the third quarter 2012, we recognized a goodwill impairment of $92.8 million. During the third quarter 2012, we completed a cash tender offer for certain vested and unvested out-of-the-money stock options held by current and former employees, officers, and directors of NCI that were granted prior to January 1, 2012 and repurchased 963,579 options, incurring a charge of approximately $2.3 million. During the fourth quarter 2012, we recognized a goodwill impairment of $57.5 million and an impairment of intangible assets of $0.4 million.
(c)	Effective April 1, 2011, we acquired AdvanceMed Corporation (AdvanceMed).

(d)	During the third quarter of 2009, we recognized a contingent liability of $5.3 million as part of the TRS acquisition associated with future earnout payments. During the fourth quarter of 2009, we and the previous majority shareholder of TRS entered into negotiations to terminate the contingent consideration earnout for an immediate cash payment. Both parties determined it was in the best interest of the combined entity to eliminate the earnout, and the parties mutually agreed to the $3 million settlement. Consequently, we recognized a $2.3 million gain on the extinguishment of contingent consideration liability in 2009.

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

OVERVIEW

We are a provider of information technology (IT) and professional engineering services and solutions to U.S. Federal Government Agencies. Our technology and industry expertise enables us to provide a wide spectrum of services and solutions that assist our customers in achieving their program goals. We deliver these complex services and solutions by leveraging our skills across eight core competencies.

•	Cloud computing and IT infrastructure optimization

•	Cybersecurity and information assurance

•	Engineering and logistics support

•	Enterprise information management and advanced analytics

•	Health IT and medical support

•	IT service management

•	Modeling, simulation, and training

•	Software and systems development and integration

Our significant long-term strategic initiatives include:

•	achieving annual revenue growth by deploying internal resources and forming tactical and strategic relationships while better leveraging key differentiators across NCI;

•	deploying resources and investments, particularly in the area of business development, toward larger, more technically challenging opportunities in higher-growth segments of federal procurement;

•	improving our operating income margin through solid contract execution and growth in higher-margin business areas and continued improvement in our infrastructure and related business processes for greater efficiency across all our business functions;

•	disciplined deployment of our cash resources and use of our capital structure to enhance growth and shareholder value through acquisitions, internal growth initiatives, stock repurchases, dividends and other uses as conditions warrant; and

•	investing in our people, including employee training and development programs, with a focus on retention and recruiting.

Industry Trends

In fiscal 2013, essentially all of our total revenues were from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 75% of our total revenues in fiscal 2013. Accordingly, our business performance is subject to changes in the overall level of U.S. Government spending, especially national security, including defense, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.

We believe that the following trends and developments in the U.S. government IT services industry and our markets may influence our future results of operations:

•	Annual budget deficits and the increasing U.S. national debt will create added pressure on the U.S. Federal government to reduce federal spending across all Federal agencies increase uncertainty about the size and timing of those reductions;

•	We expect to experience lower Federal spending on homeland security, intelligence and defense-related programs as overseas operations end and continued increased spending on cyber-security, advanced analytics, technology integration and healthcare;

•	We project that cost cutting and efficiency initiatives, current and future budget reductions, continued implementation of Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, could cause Federal customers to reduce or delay funding for contracts and task orders;

•	We will operate in a climate of current and continued uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government action to address budgetary constraints;

•	We expect that the Federal focus on refining the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments, will continue to drive insourcing in various agencies, particularly in the intelligence market;

•	We are projecting that cost cutting and efficiency and effectiveness efforts by U.S. civilian agencies will result in a focus on increased use of performance measurement, “program integrity” efforts to reduce waste, fraud and abuse in entitlement programs, and renewed focus on improving procurement practices for and interagency use of IT services, including through the use of cloud-based options and data center consolidation;

•	We are working under increasingly complex requirements of the Department of Defense and the U.S. Intelligence Community, including cyber-security, managing federal health care cost growth and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare; and

•	We are assessing the impact of recent legislative and regulatory changes to limitations on the amount of allowable executive compensation permitted under flexibly priced contracts following implementation of relevant rules expected in or after June 2014, which substantially further reduce the amount of allowable executive compensation under these contracts and extend these limitations to a larger segment of our executive corps and our entire contract base.

For more information on these risks and uncertainties, see “Risk Factors” in Part I of this Annual Report on Form 10-K.

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Year ended December 31,
	2013	2012	2011
Revenue derived from prime contracts	90%	87%	90%

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

	Year ended December 31,
	2013	2012	2011
Defense and Intelligence Agencies	75%	76%	86%
Federal Civilian Agencies	25%	24%	14%

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

For a discussion of the types of contracts under which we generate revenue, see “Business Contract Types” in Part I of this Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of total revenues for the last three fiscal years:

	Year ended December 31,
	2013	2012	2011
Time-and-materials	19%	25%	41%
Cost-plus fee	52%	49%	32%
Firm fixed-price	29%	26%	27%

The increase in our revenue under cost-plus fee type contracts primarily resulted from our acquisition of AdvanceMed and the transition of our U.S. Army Program Executive Office (PEO) Soldier contract from time-and-materials type contract to cost-plus fee type contract in the second quarter of 2011 and more recently from new cost-plus fee awards.

Contract Backlog

As of	Funded backlog	Total backlog
	(in millions)
December 31, 2013	$195	$488
December 31, 2012	$212	$706

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

Acquisition and Integration Related Expenses

Acquisition and integration related expenses include costs related to our acquisitions or potential acquisitions. These expenses include external professional fees such as accounting, legal, investment banking, as well as other fees.

Restructuring Charge

Restructuring charges related to our corporate restructuring in December 2011. These expenses include severance costs and lease costs for space no longer being utilized by us.

Purchase contingency gain

The gain on a purchase contingency for the quarter ended September 30, 2013 consisted of fees the Company received for the collection of past due receivables as part of the AdvanceMed acquisition in April 2011.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2013	2012	2013	2012
	(in thousands)		(as a Percentage of Revenue)
Revenue	$332,325	$368,387	100.0%	100.0%
Operating expenses:
Cost of revenue	289,388	322,281	87.1	87.5
General and administrative expenses	23,393	26,148	7.0	7.1
Depreciation and amortization	6,298	6,926	1.9	1.9
Stock option tender offer	—	2,311	—	0.6
Purchase contingency gain	(864)	—	(0.3)	—
Impairment of goodwill and intangible assets	—	150,752	—	40.9

Total operating expenses	318,215	508,418	95.7	138.0

Operating income (loss)	14,110	(140,031)	4.3	(38.0)
Interest expense, net	784	1,325	0.3	0.4

Income (loss) before income taxes	13,326	(141,356)	4.0	(38.4)
Provision (benefit) for income taxes	5,588	(54,532)	1.7	(14.8)

Net income (loss)	$7,738	$(86,824)	2.3%	(23.6)%

Revenue

Revenue for the year ended December 31, 2013 was $332.3 million, compared to $368.4 million for the year ended December 31, 2012, representing a decrease of $36.1 million, or 9.8%. This decrease in revenue is principally due to the expiration of task orders and contracts, reductions in scope of work, certain lost contract re-competes and a decrease in revenue from our PEO Soldier program, which accounted for approximately $16.4 million of the year-over-year decline in revenue. The decrease was partially offset by revenue from new contract awards.

Our PEO Soldier contract accounted for $46.0 million and $62.4 million of our revenue in 2013 and 2012, respectively. This represented 13.9% and 16.9% of our revenue in 2013 and 2012, respectively.

Cost of revenue

Cost of revenue for the year ended December 31, 2013 was $289.4 million, or 87.1% of revenue, compared to $322.3 million, or 87.5% of revenue, for the year ended December 31, 2012. The decrease was primarily the result of lower costs attributable to revenues associated with the reduced contract base described above. The decrease of cost of revenue as a percentage of revenue was primarily due to improved contract performance.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2013 were $23.4 million, or 7.0% of revenue, compared to $26.1 million, or 7.1% of revenue, for the year ended December 31, 2012. The decrease was attributable to lower compensation expense from reduced headcount and the associated indirect costs, and lower stock compensation costs, partially offset by an increase in business development costs.

Depreciation and amortization

Depreciation and amortization for the years ended December 31, 2013 and 2012 was $6.3 million and $6.9 million, respectively. The year-over-year decrease was due to reduced capital expenditures during the year, and certain fixed and intangible assets reaching the end of their useful lives.

Stock option tender offer

During 2012, we completed a cash tender offer for certain out-of-the-money stock options that were granted prior to January 1, 2012 and held by current and former employees, officers, and directors of NCI, provided that such stock options had not expired or terminated prior to the expiration of the offering period. Costs associated with the stock option tender offer were approximately $2.3 million, principally consisting of $2.2 million related to the remaining unamortized stock-based compensation expense associated with the unvested portion of the options tendered in the offer, plus $0.1 million related to associated payroll taxes, professional fees and other costs.

Purchase contingency gain

The gain on a purchase contingency for the quarter ended September 30, 2013, consisted of $0.9 million received in fees the Company received for the collection of past due receivables as part of the AdvanceMed acquisition in April 2011.

Impairment of goodwill and intangible assets

During 2012, we determined that all of our goodwill was impaired and recorded goodwill impairment charges totaling $150.3 million. The goodwill impairment was identified based on a number of factors, including the continued decline in the market price of our stock, delayed award activity, federal budget issues and the resulting expectations on our future performance. The impairment of intangible assets totaled $0.4 million for the year ended December 31, 2012. There was no impairment of goodwill or intangible assets in 2013.

Interest expense, net

For the year ended December 31, 2013, net interest expense was $0.8 million compared to $1.3 million for the year ended December 31, 2012. Net interest expense decreased primarily as a result of lower outstanding borrowings on our senior credit facility, offset by a slightly higher weighted average borrowing rate during the period. During 2013, we had a weighted average outstanding loan balance of $12.5 million and a weighted average borrowing rate of approximately 2.7%. During 2012, we had a weighted average outstanding loan balance of $36.3 million and a weighted average borrowing rate of approximately 2.5%.

Provision for Income taxes

For the year ended December 31, 2013, our provision for income taxes was 41.92% of our income before tax. This is represents an increase from 38.6% of our loss before tax for the year ended December 31, 2012. The increase was principally attributable to a change in the consolidated state tax rate and the federal tax rate determined for our future tax benefits.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2012	2011	2012	2011
	(in thousands)		(as a Percentage of Revenue)
Revenue	$368,387	$558,261	100.0%	100.0%

Operating expenses:
Cost of revenue	322,281	499,398	87.5	89.5
General and administrative expenses	26,148	24,150	7.1	4.3
Depreciation and amortization	6,926	6,732	1.9	1.2
Stock option tender offer	2,311	—	0.6	—
Acquisition and integration related expenses	—	1,012	—	0.2
Restructuring charge	—	3,139	—	0.5
Impairment of goodwill and intangible assets	150,752	—	40.9	—

Total operating expenses	508,418	534,431	138.0	95.7

Operating (loss) income	(140,031)	23,8300	(38.0)	4.3
Interest expense, net	1,325	1,698	0.4	0.3

(Loss) income before income taxes	(141,356)	22,132	(38.4)	4.0
(Benefit) provision for income taxes	(54,532)	8,974	(14.8)	1.6

Net (loss) income	$(86,824)	$13,158	(23.6)%	2.4%

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

Restructuring charge

During the fourth quarter of 2011, we incurred $3.1 million relating to a reduction in force and leased space costs. The restructuring charge includes estimates for rents relating to leased space which we are no longer using but we are subject to lease obligations in the amount of $2.6 million. Severance costs for the terminated employees were approximately $0.5 million. NCI did not incur any restructuring charges in 2012

Interest expense, net

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

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. During 2013, approximately 19% of our revenue was generated under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also during 2013, approximately 52% of our revenue was generated under cost-plus fee contracts, which automatically adjust for changes in cost. The remaining 29% of our revenue was generated under firm fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

Trends in Revenue

We expect our revenue to decline in 2014 as compared to 2013, due to the expiration of task orders and contracts within our core contract base, the reduction in scope on certain contracts and lost contract recompetes, among other factors, including shifting budget priorities of the U.S. Federal Government as described more fully under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends” above. We do not expect that revenue derived from new business in 2014 will meaningfully offset the reduction in revenue.

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

During 2013, the balance of accounts receivable increased by $1.7 million to $64.0 million at the end of the year. Days sales outstanding of accounts receivable (DSO) increased 10 days to 74 days at December 31, 2013 as compared to 64 days at December 31, 2012. DSO was affected by the timing of payments on certain contracts.

As of December 31, 2013, $1.0 million was due under the credit facility, as compared to $17.5 million outstanding as of December 31, 2012, reflecting $16.5 million of net repayments during 2013.

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our Company’s cash needs, borrowing capacity under our credit facility, interest rates, and our financial performance and position. We may suspend or discontinue repurchases at any time. During 2012, we purchased 628,782 shares at an average price of $6.14 per share for a total purchase price of $3.9 million. During 2013, we did not purchase any shares. We have $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

Credit Facility: The Company’s senior credit facility consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount, and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement.

During the fourth quarter of 2013, we amended our credit facility which modifies certain terms of our Amended and Restated Loan and Security Agreement, including, among other things, (i) a change in the definition of Commitment Termination Date, amended to January 31, 2017, (ii) a change in the definition of Permitted Acquisitions, amended to increase the size of the permitted Aggregate Acquisition Consideration (as defined therein) from $50 million to $100 million (iii) an increase in the amount of cash dividends authorized in any calendar year from $3.0 million to $4.0 million, and (iv) a reduction in the applicable margins on outstanding balances under the credit facility. The accrued interest is due and payable monthly. The credit facility expires on January 31, 2017. We do not currently hedge our interest rate risk. The credit facility allows us to use borrowings thereunder of up to $17.5 million to repurchase shares of our common stock. Funds borrowed under the credit facility may be used to finance possible future acquisitions, for working capital requirements, for stock repurchases, for cash dividends or for general corporate uses.

The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount (spread). As discussed above, one of the primary factors determining the spread is the ratio of our outstanding senior debt to EBITDA adjusted for acquisitions. The lower our ratio, the lower our spread above LIBOR will be. Our spread above LIBOR is based on the following loan covenant:

Senior Debt to EBITDA Ratio	Spread
Below 1.0 to 1	210 basis points
Between 1.0 and 1.75 to 1	235 basis points
Between 1.75 and 2.5 to 1	260 basis points
Greater than 2.5 to 1	310 basis points

As of December 31, 2013, the spread above LIBOR was 210 basis points and the loan accrued interest at 2.3%.

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

As of December 31, 2013, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 that require us to make future cash payments.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Credit facility	$1,000	$—	$1,000	$—	$—
Operating lease obligations	21,367	7,093	12,609	1,665	—

Total	$22,367	$7,093	$13,609	$1,665	$—

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

Goodwill is reviewed for impairment no less than annually or when circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Annually on October 1, and when circumstances dictate, we perform a fair value analysis of our reporting unit. If goodwill becomes impaired, we will record a charge to earnings in our financial statements in the period in which any impairment of our goodwill is determined. During 2013, as we did not have any goodwill as of each measurement date, we determined there was no indicator that goodwill was impaired. Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the intangible asset many not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets and will result in a reduction of earnings in the period incurred. During 2013, the Company did not record any intangible impairment charge.

Contract rights are amortized proportionately against the acquired backlog. Non-compete agreements are amortized over their estimated useful lives.

Our acquisitions to date have been treated as asset purchases under the Internal Revenue Code. As such, the goodwill generated from those acquisitions is deductible for tax purposes. For the year ended December 31, 2013, the tax deduction was approximately $9.8 million. At our tax rate of 41.9%, this deduction saved us approximately $4.1 million in current income tax expenditures. As of December 31, 2013, we had approximately $93 million in future goodwill tax deductions. As previously noted, while goodwill is not deducted for book purposes, it can be impaired for book purposes. Due to the total impairment of our book goodwill as of December 31, 2012, as we deduct the goodwill for tax purposes, we are decreasing our deferred tax asset.

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

As of December 31, 2013, we had approximately $43.2 million in net deferred tax assets. Based primarily on projection of future taxable income, we believe there is sufficient positive evidence to conclude that it is more likely than not that the deferred tax assets are fully realizable and no valuation allowance is necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the year ended December 31, 2013, a 1% change in interest rates would have changed our interest expense and cash flows by approximately $0.1 million. This estimate is based on our average loan balances for the year.

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

Scope of the Assessments

The assessment by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the Company’s disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and discussions with other employees in the Company’s organization. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting. The assessments of the Company’s disclosure controls and procedures is done on a periodic basis, so the conclusions can be reported each quarter on the Company’s Quarterly Reports on Form 10-Q, including the Company’s Annual Report on Form 10-K with respect to the fourth quarter. Our internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in the Company’s accounting department. We consider the results of these various assessment activities as we monitor our disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant.

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria issued by COSO in Internal Control—Integrated Framework (1992) to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2013, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting in the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this annual report on Form 10-K:

(1)

Reports of Independent Registered Public Accounting Firms On The Consolidated Financial Statements

Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

F. Exhibits required by Item 601 of Regulation S-K:

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, and stockholders of AdvanceMed Corporation dated as of February 24, 2012 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. 2005 Performance Incentive Plan (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.3*	Form of 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2010).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2010).

Number	Description

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2011, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2011, and filed with the Commission on December 15, 2011).

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.6	Waiver and Amendment to Amended and Restated Loan and Security Agreement, dated as of December 31, 2012, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 7, 2013, and filed with the Commission on January 8, 2013).

10.7	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2013, by and among NCI, Inc., and PCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 23, 2013, and filed with the Commission on December 23, 2013).

21.1‡	Subsidiaries of Registrant

23.1‡	Consent of Ernst & Young LLP., independent registered public accounting firm

23.2‡	Consent of Deloitte & Touche LLP., independent registered public accounting firm

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

(b) Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCI, Inc. Registrant

Date: February 14, 2014	By:	/s/ CHARLES K. NARANG
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

Signature	Title	Date

/s/ BRIAN J. CLARK	President and Director	February 14, 2014
Brian J. Clark

/s/ LUCAS J. NAREL	Executive Vice President, Chief Financial Officer and Treasurer	February 14, 2014
Lucas J. Narel

/s/ JAMES P. ALLEN	Director	February 14, 2014
James P. Allen

/s/ JOHN E. LAWLER	Director	February 14, 2014
John E. Lawler

/s/ PAUL V. LOMBARDI	Director	February 14, 2014
Paul V. Lombardi

/s/ PHILIP O. NOLAN	Director	February 14, 2014
Philip O. Nolan

/s/ AUSTIN J. YERKS	Director	February 14, 2014
Austin J. Yerks

/s/ DANIEL R. YOUNG	Director	February 14, 2014
Daniel R. Young

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

INDEX TO FINANCIAL STATEMENTS

NCI, INC.

Report of Independent Registered Public Accounting Firm

On The Consolidated Financial Statements

To the Board of Directors and Stockholders of NCI, Inc.

We have audited the accompanying consolidated balance sheet of NCI, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NCI, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 14, 2014

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of NCI, Inc.

We have audited the accompanying consolidated balance sheet of NCI, Inc. as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia
February 28, 2013

NCI, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2013	2012	2011
Revenue	$332,325	$368,387	$558,261

Operating expenses:
Cost of revenue	289,388	322,281	499,398
General and administrative expenses	23,393	26,148	24,150
Depreciation and amortization	6,298	6,926	6,732
Stock option tender offer	—	2,311	—
Acquisition and integration related expenses	—	—	1,012
Restructuring charge	—	—	3,139
Purchase contingency gain	(864)	—	—
Impairment of goodwill and intangible assets	—	150,752	—

Total operating expenses	318,215	508,418	534,431

Operating income (loss)	14,110	(140,031)	23,830
Interest expense, net	784	1,325	1,698

Income (loss) before income taxes	13,326	(141,356)	22,132
Provision (benefit) for income taxes	5,588	(54,532)	8,974

Net income (loss)	$7,738	$(86,824)	$13,158

Earnings (loss) per common and common equivalent share:
Basic:
Weighted average shares outstanding	12,829	13,335	13,675

Net income (loss) per share	$0.60	$(6.51)	$0.96
Diluted:
Weighted average shares outstanding	12,829	13,335	13,830

Net income (loss)per share	$0.60	$(6.51)	$0.95

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	As of December 31,
	2013	2012
Assets:
Current assets:
Cash and cash equivalents	$50	$763
Accounts receivable, net	63,991	62,293
Deferred tax assets, net	3,217	3,269
Income tax receivable	—	5,543
Prepaid expenses and other current assets	2,941	5,215

Total current assets	70,199	77,083

Property and equipment, net	9,752	12,564
Other assets	2,113	1,593
Deferred tax assets, net	39,990	43,463
Intangible assets, net	5,340	7,073

Total assets	$127,394	$141,776

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$17,371	$24,148
Accrued salaries and benefits	16,645	15,858
Deferred revenue	2,594	1,032
Other accrued expenses	4,578	7,625

Total current liabilities	41,188	48,663

Long-term debt	1,000	17,500
Other long-term liabilities	3,399	2,723

Total liabilities	45,587	68,886

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,142 shares issued and 8,226 shares outstanding as of December 31, 2013, and 9,149 shares issued and 8,232 shares outstanding as of December 31, 2012	174	174
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of December 31, 2013 and 2012	89	89
Additional paid-in capital	70,905	69,726
Treasury stock at cost—917 shares of Class A common stock as of December 31, 2013 and 2012	(8,331)	(8,331)
Retained earnings	18,970	11,232

Total stockholders’ equity	81,807	72,890

Total liabilities and stockholders’ equity	$127,394	$141,776

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Class A common stock		Class B common stock		Additional Paid-in Capital	Retained Earnings	Class A Treasury Stock		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at January 1, 2011	8,469	$161	5,200	$99	$67,889	$84,898	—	$—	$153,047
Net income	—	—	—	—	—	13,158	—	—	13,158
Conversion of Class B common stock to Class A common stock	500	10	(500)	(10)	—	—	—	—	—
Restricted stock grants, net of forfeitures	165	3	—	—	(3)	—	—	—	—
Stock compensation expense	—	—	—	—	1,800	—	—	—	1,800
Exercise of stock options	29	—	—	—	261	—	—	—	261
Net tax deficiency from stock transactions	—	—	—	—	(10)	—	—	—	(10)
Purchase of Class A common stock for Treasury	(288)	—	—	—	—	—	288	(4,455)	(4,455)

Balance at December 31, 2011	8,875	$174	4,700	$89	$69,937	$98,056	288	$(4,455)	$163,801
Net (loss)	—	—	—	—	—	(86,824)	—	—	(86,824)
Restricted stock grants, net of forfeitures	(19)	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	4,204	—	—	—	4,204
Exercise of stock options	5	—	—	—	10	—	—	—	10
Repurchase of stock options	—	—	—	—	(1,320)	—	—	—	(1,320)
Net tax deficiency from stock transactions	—	—	—	—	(3,105)	—	—	—	(3,105)
Purchase of Class A common stock for Treasury	(629)	—	—	—	—	—	629	(3,876)	(3,876)

Balance at December 31, 2012	8,232	$174	4,700	$89	$69,726	$11,232	917	$(8,331)	$72,890
Net income	—	—	—	—	—	7,738	—	—	7,738
Stock compensation expense	—	—	—	—	1,399	—	—	—	1,399
Repurchase and cancellation of stock awards	(6)	—	—	—	(33)	—	—	—	(33)
Net tax deficiency from stock transactions	—	—	—	—	(187)	—	—	—	(187)

Balance at December 31, 2013	8,226	$174	4,700	$89	$70,905	$18,970	917	$(8,331)	$81,807

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$7,738	$(86,824)	$13,158
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangible assets	—	150,752	—
Depreciation and amortization	6,298	6,926	6,732
Loss (gain) on sale or disposal of property and equipment	—	5	84
Stock compensation expense	1,399	4,204	1,800
Deferred income taxes	3,338	(51,851)	(982)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,698)	32,782	50,353
Prepaid expenses and other assets	7,477	(7,197)	324
Accounts payable	(6,777)	(5,870)	(32,314)
Accrued expenses and other liabilities	(515)	(1,392)	(2,908)

Net cash provided by operating activities	17,260	41,535	36,247

Cash flows from investing activities:
Purchases of property and equipment	(1,260)	(1,785)	(2,775)
Proceeds from sale of property and equipment	—	—	19
Cash paid for acquisitions, net of cash acquired	—	—	(63,327)

Net cash used in investing activities	(1,260)	(1,785)	(66,083)

Cash flows from financing activities:
Borrowings under credit facility	123,922	130,304	201,152
Repayments on credit facility	(140,422)	(166,804)	(167,152)
Financing costs paid	(180)	(120)	—
Principal payments under capital lease obligations	—	—	(23)
Proceeds from exercise of stock options	—	10	261
Excess tax benefit from cancellation of stock options	—	—	81
Repurchase of stock awards	(33)	(1,320)	—
Purchase of Class A common stock for Treasury	—	(3,876)	(4,455)

Net cash (used in) provided by financing activities	(16,713)	(41,806)	29,864

Net change in cash and cash equivalents	(713)	(2,056)	28
Cash and cash equivalents, beginning of year	763	2,819	2,791

Cash and cash equivalents, end of year	$50	$763	$2,819

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$596	$1,216	$1,798

Income taxes	$975	$2,657	$11,589

Supplemental disclosure of non cash activities:
Leasehold improvements acquired with tenant improvement funds	$496	—	—

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

1. Business Overview

NCI provides enterprise services and solutions by utilizing technologies and methodologies in the following capability areas: Cloud Computing and IT Infrastructure Optimization, Cybersecurity and Information Assurance, Engineering and Logistics Support, Enterprise Information Management and Advanced Analytics, Health IT and Clinical Support, IT Service Management, Software and Systems Development/Integration, and Training and Simulation. The Company provides these services to U.S. Defense, Intelligence, and Healthcare, and Civilian Government Agencies. Substantially all of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the United States.

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

Fair Value Measurements

The Company’s financial assets and liabilities are measured at fair value which is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. Valuation techniques are based on observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

These two types of inputs have created the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable.

•	Level 3 — Valuations derived from valuation techniques in which significant value drivers are unobservable

The carrying values of cash and cash equivalents, contract receivables and accounts payable approximate fair value because of the short-term nature of these instruments. The Company’s nonfinancial assets measured at fair value on a nonrecurring basis include intangible assets and long-lived tangible assets including property and equipment. The valuation methods used to determine fair value require a significant degree of management judgment to determine the key assumptions. As such, the Company classifies nonfinancial assets subject to nonrecurring fair value adjustments at Level 3 measurements. The carrying value of the long-term debt approximates fair value because the interest rate is variable and therefore deemed to reflect a market rate of interest.

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

Long-Lived Assets (Excluding Goodwill and Intangible Assets)

A review of long-lived assets for impairment is performed annually or when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indicator of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on the analysis performed, the Company determined that there were no such impairments, nor indicators of impairments, for such assets during 2013 or 2012.

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

Based on the analysis, management concluded that a loss as of September 30, 2012 was probable and could be reasonably estimated. Accordingly, the Company recorded an impairment charge of $92.8 million during the three months ended September 30, 2012. A tax benefit totaling $35.8 million was recorded related to the goodwill impairment charge for the period ending September 30, 2012.

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

Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the intangible asset many not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets and will result in a reduction of earnings in the period incurred. During 2013, the Company did not record any intangible impairment charge.

Common Stock

Holders of Class A common stock are entitled to one vote for each share held of record, and holders of Class B common stock are entitled to 10 votes for each share held of record, except with respect to any “going private transaction,” as to which each share of Class A common stock and Class B common stock are both entitled to one vote per share. The Class A common stock and the Class B common stock vote together as a single class on all matters submitted to a vote of stockholders, including the election of directors, except as required by law. Holders of the Company’s common stock do not have cumulative voting rights in the election of directors. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the Class B stockholder, and in certain other circumstances. During 2012, the Class B common stock holder transferred ownership of 500,000 shares of Class B common stock to the control of an unrelated party for estate planning purposes. This transfer resulted in the conversion of the Class B common stock to Class A common stock.

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

3. Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share includes the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. NCI has both Class A and Class B shares and both share the same rights and preferences and thus the two class method does not result in a different outcome and is therefore not presented. For the years ended December 31, 2013, 2012 and 2011, approximately 1,258,000, 1,243,000 and 241,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net income (loss)	$7,738	$(86,824)	$13,158

Weighted average number of basic shares outstanding during the year	12,829	13,335	13,675
Dilutive effect of stock options after application of treasury stock method	—	—	155

Weighted average number of diluted shares outstanding during the year	12,829	13,335	13,830

Basic earnings (loss) per share	$0.60	$(6.51)	$0.96

Diluted earnings (loss) per share	$0.60	$(6.51)	$0.95

4. Major Customers

The Company earned substantially all of its revenue from the U.S. Federal Government for each of the years ended December 31, 2013, 2012 and 2011. During 2013, 2012 and 2011, the Company’s PEO Soldier contract accounted for revenue in the amounts of $46.0 million, $62.4 million and $86.0 million, respectively. NCI’s PEO Soldier contract is a cost-plus contract consisting of a base period and two option periods for a total term of three years commencing in September 2012. Revenue by customer for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2013		2012		2011
	(in thousands)
Defense and Intelligence Agencies	$249,463	75%	$280,795	76%	$478,299	86%
Federal Civilian Agencies	$82,862	25%	$87,592	24%	$79,962	14%

5. Accounts Receivable (in thousands)

Accounts receivable consist of billed and unbilled amounts at the end of each year:

	As of December 31,
	2013	2012
Billed receivables	$31,398	$13,637
Unbilled receivables:
Amounts billable at end of year	19,215	35,938
Other	14,166	13,520

Total unbilled receivables	33,381	49,458

Total accounts receivable	64,779	63,095
Less: allowance for doubtful accounts	788	802

Total accounts receivable, net	$63,991	$62,293

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next year.

The following table details the Allowance for Doubtful Accounts for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Balance at beginning of year	$802	$590	$698
Charged to expense	62	647	200
Deductions	(76)	(435)	(308)

Balance at end of year	$788	$802	$590

6. Property and Equipment (in thousands)

The following table details property and equipment at the end of each year:

	As of December 31,
	2013	2012
Property and equipment
Furniture and equipment	$23,054	$22,092
Leasehold improvements	8,488	7,697
Real property	549	549

	32,091	30,338
Less: Accumulated depreciation and amortization	22,339	17,774

Property and equipment, net	$9,752	$12,564

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $4.6 million, $4.7 million and $4.2 million, respectively.

7. Intangible Assets (in thousands)

The following table details intangible assets at the end of each year:

	As of December 31,
	2013	2012
Contract and customer relationships	$20,987	$20,987
Less: Accumulated amortization	15,647	13,510
Less: Impairment	—	429

	5,340	7,048

Non-compete agreements	2,038	2,038
Less: Accumulated amortization	2,038	2,013

	—	25

Intangible assets, net	$5,340	$7,073

Amortization expense of intangible assets for the years ended December 31, 2013, 2012 and 2011 was $1.7 million, $2.6 million and $2.5 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,
2014	$1,622
2015	1,178
2016	616
2017	603
2018	492
Thereafter	829

5,340

8. Goodwill (in thousands)

The following table details the changes in the balances of goodwill for each year:

Balance as of December 31, 2011	$150,322
Goodwill impairment	(150,322)
Balance as of December 31, 2012	—

Balance as of December 31, 2013	$—

9. Restructuring Charge (in thousands)

During December 2012, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our existing work force and physical locations.

The activity and balance of the restructuring liability accounts for the years ended December 31, 2013 and 2012 are as follows:

	Severance and Related Costs	Lease and Facilities Exit Costs	Total
Balance as of January 1, 2012	$364	$2,577	$2,941
Adjustments	—	(4)	(4)
Cash payments	(364)	(1,000)	(1,364)

Balance as of December 31, 2012	—	1,573	1,573

Cash payments	—	(645)	(645)

Balance as of December 31, 2013	$—	$928	$928

Amounts contained in balance sheet as of December 31, 2013
Other accrued expenses	—	366	366
Other long-term liabilities	—	562	562

Total	$—	$928	$928

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

10. Other Accrued Expenses (in thousands)

Other accrued expenses consist of the following at the end of each year:

	As of December 31,
	2013	2012
Accrued health claims	$1,881	$1,987
Deferred rent, current	573	161
Restructuring charge, current	366	685
Customer overpayment	—	1,829
Other accrued expenses	1,758	2,963

Total other accrued expenses	$4,578	$7,625

11. Leases

The Company leases office space and equipment under operating leases that expire on various dates through August 31, 2019. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below.

Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Operating leases
(in thousands)
For the year ending December 31,
2014	$7,093
2015	5,295
2016	4,270
2017	3,044
2018	1,572
Thereafter	93

Total minimum lease payments	$21,367

The Company incurred rent expense including amortization of deferred rent expense, under operating leases of $6.7 million, $8.1 million, and $7.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

12. Debt

The Company’s senior credit facility consists of a revolving line of credit with a borrowing capacity of up an $80.0 million principal amount, and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement.

During the fourth quarter of 2013, the Company amended its credit facility which modified certain terms of its Amended and Restated Loan and Security Agreement, including, among other things, (i) a change in the definition of Commitment Termination Date, amended to January 31, 2017, (ii) a change in the definition of Permitted Acquisitions, amended to increase the size of the permitted Aggregate Acquisition Consideration (as defined therein) from $50 million to $100 million, and (iii) an increase in the amount of cash dividends authorized in any calendar year from $3.0 million to $4.0 million, and (iv) a reduction in the applicable margins on outstanding balances under the credit facility. The accrued interest is due and payable monthly. The credit facility expires on January 31, 2017. We do not currently hedge our interest rate risk.

The credit facility contains various restrictive covenants that, among other things, restrict our ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require us to maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. Funds borrowed under the credit facility will be used to finance possible future acquisitions, for working capital requirements, for stock repurchases, and for general corporate uses. The amendment to the credit facility allows us to use borrowings thereunder of up to $17.5 million to repurchase shares of our common stock. For a discussion of share repurchases, see Note 13. - Stock Repurchase.

As of December 31, 2013, the Company was were in compliance with all our loan covenants.

For the years ending December 31, 2013, 2012, and 2011, NCI had a weighted average outstanding loan balance of $12.5 million, $36.3 million, and $63.1 million, respectively, and a weighted average borrowing rate of 2.7%, 2.5%, and 2.3%, respectively.

As of December 31, 2013, the outstanding balance under the credit facility was $1.0 million and interest accrued at a rate of LIBOR plus 210 basis points, or 2.3%. As of December 31, 2012, the outstanding balance under the credit facility was $17.5 million and interest accrued at a rate of LIBOR plus 250 basis points, or 2.7%. As of December 31, 2013 and 2012, the Company was in compliance with all of its loan covenants.

13. Stock Repurchase

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

During 2012, the Company purchased 628,782 shares at an average price of $6.14 per share for a total purchase price of $3.9 million. During 2013, we did not purchase any shares We have $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

14. Stock Option Tender Offer

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

15. Performance Incentive Plan

The Board of Directors of the Company has adopted The Amended and Restated 2005 Performance Incentive Plan (the Plan), which has been approved by the Company’s stockholders. As of December 31, 2013, the Plan has reserved 4,000,000 shares of Class A common stock for issuance, which increases annually by 100,000 shares. The Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees, and consultants. The Compensation Committee of the Company administers the Plan.

As of December 31, 2013
(in thousands)
Shares reserved under the plan	4,000

Shares vested and options exercised	1,453
Restricted shares and options outstanding	1,869

Shares available for future grants	678

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

Assumptions Used in Fair Value determination

The following weighted-average assumptions were used for option grants made during the years ended December 31, 2013, 2012, and 2011:

	Year ended December 31,
	2013	2012	2011
Expected Volatility	56.0%	53.5%	47.2%
Expected Term (in years)	5.0	4.7	4.7
Risk-free Interest Rate	1.2%	0.9%	1.5%
Dividend Yield	0.0%	0.0%	0.0%

•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price.

•	Expected Term. Because the Company does not have significant historical data on employee exercise behavior, it uses the “Simplified Method” as defined under SEC Staff Accounting Bulletin No. 110 to calculate the expected term. The simplified method is calculated by averaging the vesting period and contractual term of the option.

•	Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.

•	Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future.

Stock Options Activity

The following table summarizes stock option and restricted stock activity for the period January 1, 2011 through December 31, 2013:

	Options		Restricted Stock
	Number of Options (in thousands)	Weighted- Average Exercise Price per Share	Number of Restricted Shares (in thousands)	Weighted- Average Fair Value
Outstanding at January 1, 2011	1,098	$18.18	—	$—
Granted	373	18.87	175	18.03
Forfeited/cancelled	(78)	25.63	(10)	14.50
Exercised	(29)	9.00	—	—

Outstanding at December 31, 2011	1,364	$18.14	165	$18.25
Granted	679	6.70	25	7.28
Forfeited/cancelled	(1,362)	18.00	(44)	15.62
Exercised	(5)	1.90	(23)	19.01

Outstanding at December 31, 2012	676	$7.07	123	$16.81
Granted	1,230	4.59	—	—
Forfeited/cancelled	(121)	5.96	—	—
Exercised/vested	—	—	(39)	16.73

Outstanding at December 31, 2013	1,785	$5.43	84	$16.58

Vested or expected to vest at December 31, 2013	1,563	$5.82	71	$16.58

Exercisable at December 31, 2013	194	$7.33	—	$—

The following table summarizes stock option vesting and nonvested options for the period January 1, 2011 through December 31, 2013:

	Options		Restricted Stock
	Number of Options (in thousands)	Weighted- Average Fair Value	Number of Restricted Shares (in thousands)	Weighted- Average Fair Value
Nonvested January 1, 2011	457	$11.17	—	$—
Granted	373	7.79	175	18.03
Vested	(171)	9.55	—	—
Forfeited	(66)	10.80	(10)	14.50

Nonvested December 31, 2011	593	$9.07	165	$18.25

Vested December 31, 2011	771	$5.89

Granted	679	3.01	25	7.28
Vested	(164)	9.36	(23)	19.01
Forfeited	(459)	8.66	(44)	15.62

Nonvested December 31, 2012	649	$3.05	123	$16.81

Vested December 31, 2012	27	$4.60

Granted	1,230	2.21	—	—
Vested	(174)	2.92	(32)	16.73
Forfeited	(121)	2.64	(7)	20.01

Nonvested December 31, 2013	1,591	$2.45	84	$16.58

Vested December 31, 2013	194	$3.09

The following table summarizes stock options outstanding at December 31, 2013:

Range of exercise prices	Number of Options	Weighted- Average Exercise Price	Intrinsic Value Outstanding Options	Weighted-Average Remaining Contractual Life	Options exercisable	Intrinsic Value Vested Options
	(in thousands)		(in thousands)	(in years)	(in thousands)	(in thousands)
$1.00 – $6.99	1,259	$4.56	$2,607	6.39	41	$106
$7.00 – $12.99	516	7.34	—	5.16	143	—
$13.00 – $20.00	10	18.11	—	0.47	10	—

	1,785	$5.43	$2,607	6.00	194	$106

Stock options and restricted stock granted vest over a period of three to four years from the date of grant in accordance with the individual stock option agreement.

The following table summarizes stock compensation for the three years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$283	$637	$638
General and administrative	1,116	1,323	1,162
Stock option tender offer	—	2,244	—

	$1,399	$4,204	$1,800

As of December 31, 2013, there was $3.6 million of total unrecognized compensation cost of unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with $1.4 million, $1.1 million, $0.5 million, $0.4 million and $0.2 million amortized during 2014, 2015, 2016, 2017 and 2018, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The cost of stock compensation is included in the Company’s Consolidated Statements of Operations before, or in conjunction with, the vesting of options.

The following table summarizes cash proceeds received, intrinsic value realized, and income tax benefits realized for the three years ending December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Cash proceeds received	$—	$10	$261
Intrinsic value realized	106	11	288
Income tax benefits realized	45	4	115

16. Provision for Income Taxes

Significant components of the provision for income taxes for the three years ended December 31, 2013, 2012, and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current
Federal	$1,651	$(2,566)	$8,029
State and Local	599	(100)	1,763

Total Current	2,250	(2,666)	9,792
Deferred
Federal	2,491	(43,577)	(617)
State and Local	847	(8,289)	(201)

Total Deferred	3,338	(51,866)	(818)

Total Income Tax Provision	$5,588	$(54,532)	$8,974

The differences between the expense (benefit) from income taxes at the statutory U.S. Federal income tax rate of 34% and those reported in the Statements of Operations are as follows:

	Year ended December 31,
	2013	2012	2011
Federal income tax at statutory rates	34.0%	35.0%	35.0%
State income taxes, net of Federal benefit	7.2	4.1	4.6
Other	0.7	(0.5)	0.9

Total income tax expense	41.9%	38.6%	40.5%

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

Components of the Company’s deferred tax assets and liabilities are as follows for the years ended December 31:

	2013	2012
	(in thousands)
Deferred tax assets
Accrued vacation and compensation	$1,871	$2,321
Intangible assets excluding goodwill	3,753	3,732
Stock compensation	592	314
Restructuring charge and other accrued liabilities	1,603	1,196
Accounts receivable	59	191
Allowance for doubtful accounts	302	313
Deferred rent	1,045	792
Goodwill	35,868	40,218

Total deferred tax assets	45,093	49,077

Deferred tax liabilities
Property and equipment	(1,886)	(2,344)

Total deferred tax liabilities	(1,886)	(2,344)

Net deferred tax asset	$43,207	$46,733

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

The Company’s analysis of uncertain tax positions determined that the Company had no material uncertain tax positions and as such, no liability has been recorded as of December 31, 2013 and 2012.

The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. Federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2010.

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

The Company’s contributions for the years ended December 31, 2013, 2012 and 2011 were approximately $2.3 million, $2.9 million and $3.9 million, respectively.

18. Related Party Transactions

The Company purchased services under a subcontract from Net Commerce Corporation, which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. The Company purchased services from Net Commerce Corporation of approximately $0.7 million, $0.9 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, there were amounts due to Net Commerce Corporation of approximately $0.0 million and $0.2 million, respectively.

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

20. Supplemental Quarterly Information (unaudited, in thousands)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly financial operating results of the Company for the years ended December 31, 2013 and 2012 are presented below.

	For the quarter ended
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
Statement of Operations Data:
Revenue	$79,895	$77,918	$82,971	$91,541	$89,658	$88,467	$91,186	$99,076

Operating costs and expenses:
Cost of revenue	69,087	67,832	71,991	80,477	77,427	77,147	80,303	87,445
General and administrative expenses	5,583	5,819	6,129	5,861	6,771	6,251	6,342	6,744
Depreciation and amortization	1,475	1,679	1,527	1,618	1,781	1,681	1,690	1,773
Stock option purchase	—	—	—	—	—	2,311	—	—
Purchase contingency gain	—	(864)	—	—	—	—	—	—
Impairment of goodwill and intangible assets	—	—	—	—	57,958	92,793	—	—

Total operating costs and expenses	76,145	74,466	79,647	87,956	143,937	180,184	88,335	95,962

Operating income (loss)	3,750	3,452	3,324	3,585	(54,279)	(91,717)	2,851	3,114
Interest expense, net	128	157	248	251	249	266	360	450

Income (loss) before income taxes	3,622	3,295	3,076	3,334	(54,528)	(91,983)	2,491	2,664
Provision (benefit) for income taxes	1,621	1,344	1,265	1,359	(19,835)	(36,788)	1,012	1,079

Net income (loss)	$2,001	$1,951	$1,811	$1,975	$(34,693)	$(55,195)	$1,479	$1,585

Earnings (loss) per share
Basic	$0.16	$0.15	$0.14	$0.15	$(2.68)	$(4.17)	$0.11	$0.12
Diluted	$0.16	$0.15	$0.14	$0.15	$(2.68)	$(4.17)	$0.11	$0.12