Form 10-Q
period 2014-03-31
NCI, Inc.
filed 2014-05-01
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2014

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

As of April 25, 2014, there were 8,253,332 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into shares of Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended March 31,
	2014	2013

Revenue	$89,084	$91,541

Operating expenses:
Cost of revenue	78,003	80,477
General and administrative expenses	7,399	5,861
Depreciation and amortization	1,449	1,618

Total operating expenses	86,851	87,956

Operating income	2,233	3,585
Interest expense, net	126	251

Income before income taxes	2,107	3,334
Provision for income taxes	866	1,359

Net income	$1,241	$1,975

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,104	12,812

Net income per share	$0.09	$0.15

Diluted:
Weighted average shares outstanding	13,727	12,812

Net income per share	$0.09	$0.15

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of March 31, 2014	As of December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$191	$50
Accounts receivable, net	67,129	63,991
Deferred tax assets, net	3,213	3,217
Prepaid expenses and other current assets	4,867	2,941

Total current assets	75,400	70,199

Property and equipment, net	9,507	9,752
Other assets	1,991	2,113
Deferred tax assets, net	39,951	39,990
Intangible assets, net	4,935	5,340

Total assets	$131,784	$127,394

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$20,865	$17,371
Accrued salaries and benefits	14,725	16,645
Deferred revenue	2,463	2,594
Other accrued expenses	4,879	4,578

Total current liabilities	42,932	41,188

Long-term debt	—	1,000
Other long-term liabilities	3,725	3,399

Total liabilities	46,657	45,587

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,170 shares issued and 8,253 shares outstanding as of March 31, 2014, and 9,142 shares issued and 8,226 shares outstanding as of December 31, 2013	174	174
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of March 31, 2014 and December 31, 2013	89	89
Additional paid-in capital	72,984	70,905
Treasury stock at cost—917 shares of Class A common stock as of March 31, 2014 and December 31, 2013	(8,331)	(8,331)
Retained earnings	20,211	18,970

Total stockholders’ equity	85,127	81,807

Total liabilities and stockholders’ equity	$131,784	127,394

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,241	$1,975
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,449	1,618
Share-based payments	1,943	298
Deferred income taxes	43	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,138)	(17,404)
Prepaid expenses and other assets	(1,805)	3,215
Accounts payable	3,494	1,567
Accrued expenses and other liabilities	(2,129)	475

Net cash provided by (used in) operating activities	1,098	(8,262)

Cash flows from investing activities:
Purchases of property and equipment	(93)	(140)

Net cash used in investing activities	(93)	(140)

Cash flows from financing activities:
Borrowings under credit facility	29,559	28,558
Repayments on credit facility	(30,559)	(20,058)
Proceeds from exercise of stock options	163	—
Shares repurchased for tax withholdings on vesting of restricted shares	(27)	—

Net cash (used in) provided by financing activities	(864)	8,500

Net change in cash and cash equivalents	141	98
Cash and cash equivalents, beginning of period	50	763

Cash and cash equivalents, end of period	$191	$861

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$106	$195

Income taxes	$843	$131

Non-cash investing and finance activities during the period for:
Leasehold improvements acquired under tenant improvement funds	706	—

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of March 31, 2014 and its results of operations and cash flows for the three months ended March 31, 2014 and 2013, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

2. Business Overview

NCI provides IT and professional services and solutions by leveraging its eight core service offerings: cloud computing and IT infrastructure optimization; enterprise information management and advanced analytics; cybersecurity and information assurance; IT service management; engineering and logistics support; software and systems development/integration; health IT and medical support; and modeling, simulation, and training. The Company provides these services to U.S. Defense, Intelligence, and Federal Civilian agencies. The majority of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. For the quarter ended March 31, 2014 and 2013, the Company generated approximately 78% and 76% of revenues, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 22% and 24% of revenues, respectively, from federal civilian agencies. The Company’s PEO Soldier contract is the Company’s largest revenue-generating contract and accounted for approximately 11% and 14% of our revenues for the quarters ended March 31, 2014 and 2013, respectively. The Company’s PEO Soldier contract is a cost-plus contract consisting of a one year base period and two one year option periods, commencing in September 2012. The Company primarily conducts business throughout the United States. We report operating results and financial data as one reportable segment.

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period, including contingently issuable shares that could share in our income if options containing a market condition that was met during the quarter were exercised. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method, and contingently issuable shares that could share in our income if options containing a market condition that was met during the quarter were exercised. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended March 31, 2014 and 2013, approximately 21,000 and 793,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
	(in thousands, except per share data)

Net Income	$1,241	$1,975

Weighted average number of basic shares outstanding during the period	13,104	12,812
Effect of dilutive potential common shares	623	—

Weighted average number of diluted shares outstanding during the period	13,727	12,812

Basic earnings per share	$0.09	$0.15

Diluted earnings per share	$0.09	$0.15

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at the end of each period:

	As of
	March 31, 2014	December 31, 2013
Billed receivables	$32,346	$31,398
Unbilled receivables:
Amounts billable at end of period	26,905	19,215
Other	8,666	14,166

Total unbilled receivables	35,571	33,381

Total accounts receivable	67,917	64,779
Less: Allowance for doubtful accounts	788	788

Total accounts receivable, net	$67,129	$63,991

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next twelve months.

5. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	March 31, 2014	December 31, 2013
Property and equipment
Furniture and equipment	$23,147	$23,054
Leasehold improvements	9,194	8,488
Real property	549	549

	32,890	32,091
Less: Accumulated depreciation and amortization	23,383	22,339

Property and equipment, net	$9,507	$9,752

Depreciation expense for the three months ended March 31, 2014 and 2013 was $1.0 million and $1.1 million, respectively.

6. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	March 31, 2014	December 31, 2013
Contract and customer relationships	$20,987	$20,987
Less: Accumulated amortization	16,052	15,647

Intangible assets, net	$4,935	$5,340

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. Intangible Assets – continued

Amortization expense of intangible assets for the quarters ended March 31, 2014 and 2013 was $0.4 million and $0.5 million, respectively.

7. Share-Based Payments

During the first three months of 2014, the Company granted zero stock options and had 30,000 stock options exercised. As of March 31, 2014, there were approximately 1,748,000 stock options outstanding.

During the first three months of 2014, the Company granted zero shares of restricted stock, and 6,250 restricted shares vested, with 2,269 shares cancelled to cover individual tax liabilities. As of March 31, 2014, there were approximately 77,500 shares of restricted stock outstanding.

During the first three months of 2014, approximately 737,000 of the options granted in June of 2013 vested on an accelerated vesting schedule, as the stock price reached two discrete acceleration milestones of a continuous 30-day average stock price of $8.00 and $10.00 per share, respectively. This added approximately $1.1 million and $0.4 million in additional stock compensation costs to general and administrative expenses and cost of revenue, respectively.

The following table summarizes stock compensation for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of revenue	$476	$57
General and administrative	1,468	240

	$1,944	$297

As of March 31, 2014, there was approximately $1.9 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next three years, with approximately $1.0 million, $0.9 million, and $0.1 million amortized during the remainder of 2014, and the full year of 2015, and part of 2016, respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income and expensed over the service period of the options.

8. Debt

The Company’s senior credit facility, as amended in December 2010, December 2012, and subsequently amended in December 2013, consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. The credit facility expires on January 31, 2017.

The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including limits on cash dividends on the Company’s outstanding common stock or equivalent equity interests; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. Debt – continued

net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of March 31, 2014 and December 31, 2013, the Company was in compliance with all of its loan covenants.

The credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase shares of Class A common stock. No stock repurchases took place in the three months ended March 31, 2014. At March 31, 2014, $16.7 million was remaining under the Board of Directors’ authorization for shares repurchases.

During the first quarter of 2014, NCI had a weighted average outstanding loan balance of $3.8 million which accrued interest at a weighted average borrowing rate of 2.3%. During the first quarter of 2013, NCI had a weighted average outstanding loan balance of $21.2 million which accrued interest at a weighted average borrowing rate of 2.7%.

As of March 31, 2014, the outstanding balance under the credit facility was zero and interest accrued at a rate of LIBOR plus 210 basis points, or 2.3%. As of December 31, 2013, the outstanding balance under the credit facility was $1.0 million and interest accrued at a rate of one-month LIBOR plus 210 basis points, or 2.3%.

9. Restructuring Charge

During December 2011, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our physical locations.

The activity and balance of the restructuring liability accounts for the quarter ended March 31, 2014 are as follows:

Lease and Facilities Exit Costs
Balance as of January 1, 2013	$1,573
Cash payments	(645)

Balance as of December 31, 2013	928

Cash payments	(133)

Balance as of March 31, 2014	$795

Amounts contained in balance sheet as of March 31, 2014
Other accrued expenses	384
Other long-term liabilities	411

Total	$795

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

10. Related Party Transactions

The Company purchased services under a subcontract from Renegade Technology Systems, Inc. (formerly Net Commerce Corporation), which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended March 31, 2014 and 2013, the expense incurred under this agreement was approximately $354,000 and $241,000 respectively. As of March 31, 2014 and December 31, 2013, approximate outstanding amounts due to Renegade Technology Systems, Inc. were $73,000 and $157,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	Our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority our revenue; a change in funding of our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts

•	A reduction in the overall U.S. Defense budget, volatility in spending authorizations for Defense and Intelligence-related programs by the U.S. Federal Government or a shift in spending to programs in areas where we do not currently provide services

•	Delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011; U.S. Federal Governmental shutdowns (such as the shutdown that occurred during the U.S. Federal Government’s 1996 and 2013 fiscal years); and other potential delays in the U.S. Federal Government appropriations process

•	Changes in U.S. Federal Government programs or requirements, including the increased use of small business providers

•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business

•	U.S. Federal Government agencies more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures

•	Adverse results of U.S. Federal Government audits of our government contracts

•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)

•	Failure to identify and successfully integrate future acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans

•	Economic conditions in the United States, including conditions that result from terrorist activities or war

•	Material changes in policies, laws, or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, and (v) competition for task orders under Government Wide Acquisition Contracts, agency-specific Indefinite Delivery/Indefinite Quantity contracts and/or schedule contracts with the General Services Administration

•	U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs

•	Our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize future deferred tax assets benefits

•	Risk of contract non-performance or termination

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC, and from time to time in other filings with the SEC, such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us,” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

OVERVIEW

We are a provider of information technology (IT) and professional engineering services and solutions to U.S. Federal Government Agencies. Our technology and industry expertise enables us to provide a wide spectrum of services and solutions that assist our customers in achieving their program goals. We deliver these complex services and solutions by leveraging our skills across eight core competencies:

•	Cloud Computing and IT infrastructure optimization

•	Enterprise information management and advanced analytics

•	Cybersecurity and information assurance

•	IT service management

•	Engineering and logistics support

•	Software and systems development/intergration

•	Health IT and medical support

•	Modeling, simulation, and training

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended March 31,
	2014	2013
Revenue derived from prime contracts	93%	90%

Customer Group Revenue

The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Three months ended March 31,
	2014	2013
Department of Defense and intelligence agencies	78%	76%
U.S. Federal civilian agencies	22%	24%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2014	2013
Time-and-materials	14%	21%
Cost-plus fee	54%	51%
Firm fixed-price	32%	28%

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, we are paid a fixed hourly rate by labor category. To the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. For cost-plus fee contracts, there is limited financial risk, because we are reimbursed all our allowable costs, therefore the profit margins tend to be lower on cost-plus fee contracts. Under firm fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus fee contracts, firm fixed-price service contracts generally offer higher profit margin opportunities but involve greater financial risk because we would bear the impact of potential cost overruns in return for the full benefit of any cost savings.

Contract Backlog

As of	Funded backlog	Total backlog
	(in millions)
March 31, 2014	$159	$440
December 31, 2013	195	488

We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts that we believe have a more likely than not probability of being exercised. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC, agency-specific IDIQ, or other multiple-award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog , not included above, as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2014	2013	2014	2013
	(in thousands)		(as a percentage of revenue)
Revenue	$89,084	$91,541	100.0%	100.0%

Operating expenses:
Cost of revenue	78,003	80,477	87.6	87.9
General and administrative expenses	7,399	5,861	8.2	6.4
Depreciation and amortization	1,449	1,618	1.7	1.8

Total operating expenses	86,851	87,956	97.5	96.1

Operating income	2,233	3,585	2.5	3.9
Interest expense, net	126	251	0.1	0.3

Income before income taxes	2,107	3,334	2.4	3.6
Provision for income taxes	866	1,359	1.0	1.4

Net income	$1,241	$1,975	1.4%	2.2%

Revenue

For the three months ended March 31, 2014, revenue decreased by 2.7%, or $2.5 million, over the same period a year ago. The decrease was primarily due to approximately $2.3 million of lower revenue attributable to services provided on our PEO Soldier contract.

During the first quarter of 2014, our PEO Soldier contract accounted for 11.4%, or approximately $10.2 million of our revenue. During the first quarter of 2013, our PEO Soldier contract accounted for 13.7%, or $12.5 million, of our revenue.

Cost of revenue

Cost of revenue decreased 3.1%, or $2.5 million, for the three months ended March 31, 2014, as compared to the same period a year ago. This decrease was primarily the result of reduced costs in support of our PEO Soldier contract, offset by $0.4 million in accelerated stock compensation expense. Cost of revenue represented 87.6% of revenue for the quarter ended March 31, 2014, as compared to 87.9% for the quarter ended March 31, 2013. This decrease was primarily the result of improved contract margins.

General and administrative expenses

General and administrative expense increased 26.2%, or $1.5 million, for the three months ended March 31, 2014, as compared to the same period a year ago. The increase was primarily due to $1.1 million in accelerated stock compensation expense, and higher stock compensation costs from the regular vesting of equity awards, offset by reduced salary and facilities costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.5 million and $1.6 million for the quarters ended March 31, 2014 and 2013, respectively.

Interest expense, net

Net interest expense was $0.1 million and $0.3 million for the quarters ended March 31, 2014 and 2013, respectively. This decrease was primarily due to a lower average loan balance in the quarter ended March 31, 2014. During the first quarter of 2014, we had a weighted average outstanding loan balance of $3.8 million which accrued interest at a weighted average borrowing rate of 2.3%. During the first quarter of 2013, we had a weighted average outstanding loan balance of $21.2 million which accrued interest at a weighted average borrowing rate of 2.7%.

Income taxes

Income tax expense decreased by $0.5 million in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. This decrease was due to the decrease in operating income, offset by an increase in our effective tax rate. The effective income tax rate for the quarter ended March 31, 2014 was approximately 41.1%, as compared to an effective income tax rate of 40.8% for the quarter ended March 31, 2013. The increase in effective tax rate resulted from changes in the blended state tax rate.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, capital expenditures, stock repurchases, and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our credit facility to provide the capital for our liquidity needs. As part of our growth strategy, we may pursue acquisitions that could require us to incur additional debt or issue new equity. We expect the combination of our current cash, cash flow from operations, and the available borrowing capacity under our credit facility to continue to meet our normal working capital, capital expenditures and other cash requirements.

During first quarter of 2014, the balance of accounts receivable increased by $3.1 million to $67.1 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) decreased 6 days to 68 days at March 31, 2014 as compared to 74 days at December 31, 2013. As of March 31, 2014, no amounts were due under the credit facility, as compared to $1.0 million outstanding as of December 31, 2013, reflecting $1.0 million of net repayments during the first quarter of 2014. Net cash provided by operating activities was $1.1 million at March 31, 2014.

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

During 2013 and the quarter ending March 31, 2014, we did not purchase any shares. At March 31, 2014, we had $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

Credit Facility: Our amended and restated senior credit facility consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount, and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement.

The credit facility allows us to use borrowings thereunder of up to $17.5 million to repurchase shares of our common stock. Funds borrowed under the credit facility may be used to finance possible future acquisitions, for working capital requirements, for stock repurchases, for cash dividends or for general corporate uses.

The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount per the credit facility, amended in December 2013.

The credit facility contains various restrictive covenants that, among other things, restrict our ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments such as dividends;

enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require us to maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. There are no restrictions on our retained earnings in the credit facility.

As of March 31, 2014, we were in compliance with all of our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first quarter of 2014. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the quarter ended March 31, 2014, a change of one percentage point in interest rates would have changed our interest expense or cash flows by less than $0.1 million. This estimate is based on our average balances for the period.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2014, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2014, such that the information that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no significant changes from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item  5. Other Information

None

Item 6. Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, Inc., and stockholders of AdvanceMed Corporation dated as of February 24, 2011 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2010, and filed with the Commission on December 15, 2010).

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.6	Waiver and Amendment to Amended and Restated Loan and Security Agreement, dated as of December 31, 2012, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 7, 2013, and filed with the Commission on January 8, 2013).

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

NCI, Inc.
Registrant

Date: April 30, 2014	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer
and Treasurer (Principal Financial Officer) (Principal Accounting Officer)