Form 10-Q
period 2014-06-30
NCI, Inc.
filed 2014-07-31
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2014

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

As of July 25, 2014, there were 8,252,332 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into shares of Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenue	$77,845	$82,971	$166,929	$174,512

Operating expenses:
Cost of revenue	65,929	71,991	143,932	152,468
General and administrative expenses	6,364	6,129	13,763	11,990
Depreciation and amortization	1,450	1,527	2,899	3,145

Total operating expenses	73,743	79,647	160,594	167,603

Operating income	4,102	3,324	6,335	6,909
Interest expense, net	82	248	208	499

Income before income taxes	4,020	3,076	6,127	6,410
Provision for income taxes	1,594	1,265	2,460	2,624

Net income	$2,426	$1,811	$3,667	$3,786

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,623	12,825	13,365	12,818

Net income per share	$0.18	$0.14	$0.27	$0.30

Diluted:

Weighted average shares outstanding	13,771	12,825	13,762	12,818

Net income per share	$0.18	$0.14	$0.27	$0.30

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of June 30, 2014	As of December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$12,624	$50
Accounts receivable, net	56,250	63,991
Deferred tax assets, net	3,276	3,217
Prepaid expenses and other current assets	3,255	2,941

Total current assets	75,405	70,199

Property and equipment, net	8,612	9,752
Other assets	1,876	2,113
Deferred tax assets, net	39,888	39,990
Intangible assets, net	4,530	5,340

Total assets	$130,311	$127,394

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$14,302	$17,371
Accrued salaries and benefits	16,034	16,645
Deferred revenue	2,567	2,594
Other accrued expenses	5,947	4,578

Total current liabilities	38,850	41,188

Long-term debt	—	1,000
Other long-term liabilities	3,452	3,399

Total liabilities	42,302	45,587

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,170 shares issued and 8,252 shares outstanding as of June 30, 2014, and 9,142 shares issued and 8,226 shares outstanding as of December 31, 2013	174	174
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of June 30, 2014 and December 31, 2013	89	89
Additional paid-in capital	73,440	70,905
Treasury stock at cost—917 shares of Class A common stock as of June 30, 2014 and December 31, 2013	(8,331)	(8,331)
Retained earnings	22,637	18,970

Total stockholders’ equity	88,009	81,807

Total liabilities and stockholders’ equity	$130,311	127,394

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,667	$3,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,899	3,145
Share-based payments	2,413	657
Deferred income taxes	43	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	7,741	(810)
Prepaid expenses and other assets	(77)	4,700
Accounts payable	(3,069)	(3,816)
Accrued expenses and other liabilities	78	551

Net cash provided by operating activities	13,695	8,207

Cash flows from investing activities:
Purchases of property and equipment	(243)	(454)

Net cash used in investing activities	(243)	(454)

Cash flows from financing activities:
Borrowings under credit facility	42,496	60,300
Repayments on credit facility	(43,496)	(67,800)
Proceeds from exercise of stock options	191	—
Shares repurchased for tax withholdings on vesting of restricted shares	(69)	—

Net cash used in financing activities	(878)	(7,500)

Net change in cash and cash equivalents	12,574	253
Cash and cash equivalents, beginning of period	50	763

Cash and cash equivalents, end of period	$12,624	$1,016

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$180	$403

Income taxes	$1,462	$135

Non-cash investing and finance activities during the period for:
Leasehold improvements acquired under tenant improvement funds	706	—

The accompanying notes are an integral

part of these consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of June 30, 2014 and its results of operations and cash flows for the three months and six months ended June 30, 2014 and 2013, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

2. Business Overview

NCI provides IT and professional services and solutions by leveraging its eight core service offerings: cloud computing and IT infrastructure optimization; enterprise information management and advanced analytics; cybersecurity and information assurance; IT service management; engineering and logistics support; software and systems development/integration; health IT and medical support; and modeling, simulation, and training. The Company provides these services to U.S. Defense, Intelligence, and Federal Civilian agencies. The majority of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. NCI primarily conducts business throughout the United States. The Company reports operating results and financial data as one reportable segment.

For the three months ended June 30, 2014 and 2013, the Company generated approximately 75% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 25% of revenue from federal civilian agencies. For the six months ended June 30, 2014 and 2013, the Company generated approximately 77% and 75% of revenue, respectively, from the Department of Defense, including agencies within the intelligence community, and approximately 23% and 25% of revenue, respectively, from federal civilian agencies. The Company’s PEO Soldier contract is the Company’s largest revenue-generating contract and accounted for approximately 13% and 14% of revenue for the three months ended June 30, 2014 and 2013, respectively. PEO Soldier accounted for approximately 12% and 14% of revenue for the six months ended June 30, 2014 and 2013, respectively. The Company’s PEO Soldier contract is a cost-plus contract consisting of a base period and two option periods for a total term of three years commencing in September 2012. NCI provides IT enterprise support services to the U.S. Army Network Enterprise Engineering Command, which accounted for approximately 11% and 8% of revenue for the three months ended June 30, 2014 and 2013, respectively, and approximately 10% and 8% of revenue for the six months ended June 30, 2014 and 2013, respectively. This IT enterprise support services cost-plus contract consists of a base period and two option periods for a total term of three years extending through September 2014.

3. Recently Issued Accounting Pronouncements

In May of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most of the current revenue recognition guidance under U.S. GAAP when it becomes effective for annual periods beginning after December 15, 2016, and interim periods therein. While this new accounting standard will not affect the Company until the Company’s 2017 fiscal year, it does require either a full retrospective approach reflecting the application of the standard in each prior reporting period, or a retrospective approach with the cumulative effect of initially adopting the ASU 2017-09 recognized at the date of adoption (which includes additional footnote disclosures).

The main principle of ASU 2014-09 is that revenue should be recognized when contracted goods or services are transferred to customers in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this new principle which will require entities to apply significantly more management judgment and may require the use of more estimates than are required under existing U.S. GAAP. NCI is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and have not yet determined the method by which NCI will adopt the standard in 2017.

4. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period, including contingently issuable shares that could share in our income if options containing a market condition that was met during the quarter were exercised. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method, and contingently issuable shares that could share in our income if options containing a market condition that was met during the six months were exercised. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended June 30, 2014 and 2013, approximately 4,000 and 1,100,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the six months ended June 30, 2014 and 2013, approximately 12,000 and 1,000,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net Income	$2,426	$1,811	$3,667	$3,786

Weighted average number of basic shares outstanding during the period	13,623	12,825	13,365	12,818
Effect of dilutive potential common shares	148	—	397	—

Weighted average number of diluted shares outstanding during the period	13,771	12,825	13,762	12,818

Basic earnings per share	$0.18	$0.14	$0.27	$0.30

Diluted earnings per share	$0.18	$0.14	$0.27	$0.30

5. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at the end of each period:

	As of
	June 30, 2014	December 31, 2013
Billed receivables	$27,784	$31,398
Unbilled receivables:
Amounts billable at end of period	23,869	19,215
Other	5,385	14,166

Total unbilled receivables	29,254	33,381

Total accounts receivable	57,038	64,779
Less: Allowance for doubtful accounts	788	788

Total accounts receivable, net	$56,250	$63,991

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all unbilled receivables are expected to be billed and collected within the next twelve months.

6. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	June 30, 2014	December 31, 2013
Property and equipment
Furniture and equipment	$23,282	$23,054
Leasehold improvements	9,210	8,488
Real property	549	549

	33,041	32,091
Less: Accumulated depreciation and amortization	24,429	22,339

Property and equipment, net	$8,612	$9,752

Depreciation expense for the three months ended June 30, 2014 and 2013 was $1.0 million and $1.1 million, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $2.1 million and $2.2 million, respectively.

7. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	June 30, 2014	December 31, 2013
Contract and customer relationships	$20,987	$20,987
Less: Accumulated amortization	16,457	15,647

Intangible assets, net	$4,530	$5,340

Amortization expense of intangible assets for the three months ended June 30, 2014 and 2013 was $0.4 million. Amortization expense of intangible assets for the six months ended June 30, 2014 and 2013 was $0.8 million and $0.9 million, respectively.

8. Share-Based Payments

During the three and six months ended June 30, 2014, the Company granted 30,000 stock options. During the three and six months ended June 30, 2014, 4,000 stock options and 34,000 stock options were exercised, respectively. As of June 30, 2014, there were approximately 1,770,000 stock options outstanding.

During the three months ended June 30, 2014, 20,000 restricted shares vested, with 5,000 shares cancelled to cover individual tax liabilities. During the six months ended June 30, 2014, 26,250 restricted shares vested, with 7,269 shares cancelled to cover individual tax liabilities. As of June 30, 2014, there were approximately 57,500 shares of restricted stock outstanding.

During the six months ended June 30, 2014, approximately 737,000 of the options granted in June of 2013 vested on an accelerated vesting schedule, as the stock price reached two discrete acceleration milestones of a continuous 30-day average stock price of $8.00 and $10.00 per share, respectively. This added approximately $1.1 million and $0.4 million in additional stock compensation costs to general and administrative expenses and cost of revenue, respectively. During the quarter ended June 30, 2014, there was no further accelerated vesting of outstanding options.

The following table summarizes stock compensation expense allocated to cost of revenue and general and administrative costs for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of revenue	$79	$61	$555	$119
General and administrative	390	299	1,858	539

	$469	$360	$2,413	$658

As of June 30, 2014, there was approximately $1.8 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next three years, with approximately $0.7 million, $1.0 million, and $0.1 million amortized during the remainder of 2014, and the full year of 2015 and 2016, respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income and expensed over the service period of the options.

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

The credit facility contains various restrictive covenants that, among other things, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including limits on cash dividends on the Company’s outstanding common stock or equivalent equity interests; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of June 30, 2014 and December 31, 2013, the Company was in compliance with all of its loan covenants.

The credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase shares of Class A common stock. No stock repurchases took place in the three or six months ended June 30, 2014. At June 30, 2014, $16.7 million was remaining under the Board of Directors’ authorization for shares repurchases.

During the second quarter of 2014, NCI had a weighted average outstanding loan balance of $1.1 million which accrued interest at a weighted average borrowing rate of 2.3%. During the second quarter of 2013, NCI had a weighted average outstanding loan balance of $23.1 million which accrued interest at a weighted average borrowing rate of 2.7%. During the six months ended June 30, 2014, NCI had a weighted average outstanding loan balance of $2.5 million which accrued interest at a weighted average borrowing rate of 2.3%. During the six months ended June 30, 2013, NCI had a weighted average outstanding loan balance of $22.1 million which accrued interest at a weighted average borrowing rate of 2.7%.

As of June 30, 2014, the outstanding balance under the credit facility was zero and interest accrued at a rate of one-month LIBOR plus 210 basis points, or 2.3%. As of December 31, 2013, the outstanding balance under the credit facility was $1.0 million and interest accrued at a rate of one-month LIBOR plus 210 basis points, or 2.3%.

10. Restructuring Charge

During December 2011, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our physical locations.

The activity and balance of the restructuring liability accounts for the quarter ended June 31, 2014 are as follows:

Lease and Facilities Exit Costs
Balance as of January 1, 2014	$928
Cash payments	(133)

Balance as of March 31, 2014	795

Cash payments	(184)

Balance as of June 30, 2014	$611

Amounts contained in balance sheet as of June 30, 2014
Other accrued expenses	356
Other long-term liabilities	255

Total	$611

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

11. Related Party Transactions

The Company purchased services under a subcontract from Renegade Technology Systems, Inc. (formerly Net Commerce Corporation), which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended June 30, 2014 and 2013, the expense incurred under this agreement was approximately $219,000 and $249,000 respectively. For the six months ended June 30, 2014 and 2013, the expense incurred under this agreement was approximately $573,000 and $490,000 respectively. As of June 30, 2014 and December 31, 2013, approximate outstanding amounts due to Renegade Technology Systems, Inc. were zero.

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

OVERVIEW

We are a provider of information technology (IT) and professional engineering services and solutions to U.S. Federal Government Agencies. Our technology and industry expertise enables us to provide a wide spectrum of services and solutions that assist our customers in achieving their program goals. We deliver these complex services and solutions by leveraging our skills across eight core competencies:

•	Cloud Computing and IT infrastructure optimization

•	Enterprise information management and advanced analytics

•	Cybersecurity and information assurance

•	IT service management

•	Engineering and logistics support

•	Software and systems development/integration

•	Health IT and medical support

•	Modeling, simulation, and training

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue derived from prime contracts	91%	89%	92%	90%

Customer Group Revenue

The following table shows our revenue from the client groups listed as a percentage of total revenue for the period shown.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Department of Defense and intelligence agencies	75%	75%	77%	75%
U.S. Federal civilian agencies	25%	25%	23%	25%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Time-and-materials	17%	23%	16%	22%
Cost-plus fee	51%	48%	52%	50%
Firm fixed-price	32%	29%	32%	28%

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

Contract Backlog

As of	Funded Backlog	Total Backlog
	(in millions)
June 30, 2014	$125	$362
December 31, 2013	195	488

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(as a percentage of revenue)
Revenue	$77,845	$82,971	100.0%	100.0%

Operating expenses:
Cost of revenue	65,929	71,991	84.7	86.8
General and administrative expenses	6,364	6,129	8.2	7.4
Depreciation and amortization	1,450	1,527	1.8	1.8

Total operating expenses	73,743	79,647	94.7	96.0

Operating income	4,102	3,324	5.3	4.0
Interest expense, net	82	248	0.1	0.3

Income before income taxes	4,020	3,076	5.2	3.7
Provision for income taxes	1,594	1,265	2.1	1.5

Net income	$2,426	$1,811	3.1%	2.2%

Revenue

For the three months ended June 30, 2014, revenue decreased by 6.2%, or $5.1 million, over the same period a year ago. The decrease was primarily due to approximately $3.6 million as a result of the expiration of task orders and contracts, and, to a lesser extent, reductions in scope of work, and $1.5 million of lower revenue attributable to services provided on our PEO Soldier contract.

Cost of revenue

Cost of revenue decreased 8.4%, or $6.1 million, for the three months ended June 30, 2014, as compared to the same period a year ago. This decrease was primarily the result of reduced subcontractor and non-labor costs. Cost of revenue represented 84.7% of revenue for the quarter ended June 30, 2014, as compared to 86.8% for the quarter ended June 30, 2013. This decrease was primarily the result of improved contract margins.

General and administrative expenses

General and administrative expense increased 3.8%, or $0.2 million, for the three months ended June 30, 2014, as compared to the same period a year ago. The increase was primarily due to higher stock compensation costs from the regular vesting of equity awards.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.4 million and $1.5 million for the quarters ended June 30, 2014 and 2013, respectively.

Interest expense, net

Net interest expense was $0.1 million and $0.2 million for the quarters ended June 30, 2014 and 2013, respectively. This decrease was primarily due to a lower average loan balance in the quarter ended June 30, 2014. During the second quarter of 2014, we had a weighted average outstanding loan balance of $1.1 million which accrued interest at a weighted average borrowing rate of 2.3%. During the second quarter of 2013, we had a weighted average outstanding loan balance of $23.1 million which accrued interest at a weighted average borrowing rate of 2.7%.

Income taxes

Income tax expense increased by $0.3 million in the three months ended June 30, 2014, as compared to the three months ended June 30, 2013. This increase was due to the increase in operating income, offset by a decrease in our effective tax rate. The effective income tax rate for the quarter ended June 30, 2014 was approximately 39.7%, as compared to an effective income tax rate of 41.1% for the quarter ended June 30, 2013. The decrease in effective tax rate resulted from changes in the blended state tax rate.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(as a percentage of revenue)
Revenue	$166,929	$174,512	100.0%	100.0%

Operating expenses:
Cost of revenue	143,932	152,468	87.3	87.3
General and administrative expenses	13,763	11,990	6.9	6.9
Depreciation and amortization	2,899	3,145	1.8	1.8

Total operating expenses	160,594	167,603	96.0	96.0

Operating income	6,335	6,909	4.0	4.0
Interest expense, net	208	499	0.3	0.3

Income before income taxes	6,127	6,410	3.7	3.7
Provision for income taxes	2,460	2,624	1.5	1.5

Net income	$3,667	$3,786	2.2%	2.2%

Revenue

For the six months ended June 30, 2014, total revenue decreased 4.3%, or $7.6 million from $174.5 million to $166.9 million, over the same period a year ago. The decrease was primarily due to approximately $3.8 million of lower revenue attributable to services provided on our PEO Soldier contract, and $3.8 million as a result of reductions of scope of work, and the expiration of task orders and contracts.

Cost of revenue

Cost of revenue decreased 5.6%, or $8.5 million from $152.5 million to $143.9 million, for the six months ended June 30, 2014, as compared to the same period a year ago. This decrease was primarily the result of reduced direct labor and subcontractor costs. Cost of revenue represented 86.2% of revenue for the quarter ended June 30, 2014, as compared to 87.4% for the quarter ended June 30, 2013. This decrease was primarily the result of the factors affecting revenue and the associated indirect costs, and improved margins on certain contracts.

General and administrative expenses

General and administrative expenses increased 14.8%, or $1.8 million, for the six months ended June 30, 2014, as compared to the same period a year ago. The increase was primarily due to $1.1 million in accelerated stock compensation expense, and higher stock compensation costs from the regular vesting of equity awards, offset by reduced headcount.

Depreciation and amortization

Depreciation and amortization expense was approximately $2.9 and $3.1 million for the six months ended June 30, 2014 and 2013, respectively. The decrease was primarily due to the reduction in the amortization expense of intangible assets.

Interest expense, net

Net interest expense was approximately $0.2 million for the six months ended June 30, 2014 and approximately $0.5 million for the six months ended June 30, 2013. The decrease was primarily attributed to a lower weighted average loan balance and a slightly lower weighted average borrowing rate.

Income taxes

For the six months ended June 30, 2014, income taxes decreased to $2.5 million from $2.6 million on slightly decreased pretax income and a slightly lower effective tax rate. The effective income tax rate for the six months ended June 30, 2014 was approximately 40.2% as compared to an effective income tax rate of 40.9% for the six months ended June 30, 2013. The lower effective income tax rate for the six months ended June 30, 2014 was the result of an increase in the blended state rate from our current state revenue allocation.

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

During the second quarter of 2014, the balance of accounts receivable decreased by $7.7 million to $56.3 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) decreased 8 days to 66 days at June 30, 2014 as compared to 74 days at December 31, 2013. As of June 30, 2014, no amounts were due under the credit facility, as compared to $1.0 million outstanding as of December 31, 2013, reflecting $1.0 million of net repayments during the first six months of 2014. Net cash provided by operating activities was $13.7 million at June 30, 2014.

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

During 2013 and the three and six months ended June 30, 2014, we did not purchase any shares. At June 30, 2014, we had $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

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

As of June 30, 2014, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first quarter of 2014. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

In May of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most of the current revenue recognition guidance under U.S. GAAP when it becomes effective for annual periods beginning after December 15, 2016, and interim periods therein. While this new accounting standard will not affect the Company until the Company’s 2017 fiscal year, it does require either a full retrospective approach reflecting the application of the standard in each prior reporting period, or a retrospective approach with the cumulative effect of initially adopting the ASU 2017-09 recognized at the date of adoption (which includes additional footnote disclosures).

The main principle of ASU 2014-09 is that revenue should be recognized when contracted goods or services are transferred to customers in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this new principle which will require entities to apply significantly more management judgment and may require the use of more estimates than are required under existing U.S. GAAP. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the quarter ended June 30, 2014, a change of one percentage point in interest rates would have changed our interest expense or cash flows by less than $0.1 million. This estimate is based on our average balances for the period.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2014, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2014, such that the information that is required to be disclosed in our reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, Inc., and stockholders of AdvanceMed Corporation dated as of February 24, 2011 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2010, and filed with the Commission on December 15, 2010).

10.2*	Executive Change in Control and Severance Agreement, dated June 9, 2012, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on June 12, 2012).

10.3*	Executive Change in Control and Severance Agreement, dated June 9, 2012, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on June 12, 2012).

10.4*	Executive Change in Control and Severance Agreement, dated June 9, 2012, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on June 12, 2012).

10.5*	Executive Change in Control and Severance Agreement, dated June 9, 2012, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on June 12, 2012).

10.6	Waiver and Amendment to Amended and Restated Loan and Security Agreement, dated as of December 31, 2012, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 7, 2013, and filed with the Commission on January 8, 2013).

Number	Description

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

NCI, Inc.
Registrant

Date: July 31, 2014	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)