Form 10-Q
period 2014-09-30
NCI, Inc.
filed 2014-10-30
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

As of October 24, 2014, there were 8,258,773 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into shares of Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue	$75,660	$77,918	$242,588	$252,430
Operating expenses:
Cost of revenue	64,102	67,832	208,033	220,300
General and administrative expenses	6,205	5,819	19,967	17,809
Depreciation and amortization	1,401	1,679	4,302	4,824
Purchase contingency gain	—	(864)	—	(864)

Total operating expenses	71,708	74,466	232,302	242,069

Operating income	3,952	3,452	10,286	10,361
Interest expense, net	95	157	302	656

Income before income taxes	3,857	3,295	9,984	9,705
Provision for income taxes	1,495	1,344	3,956	3,967

Net income	$2,362	$1,951	$6,028	$5,738

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,639	12,837	13,457	12,825
Net income per share	$0.17	$0.15	$0.45	$0.45

Diluted:
Weighted average shares outstanding	13,816	12,837	13,805	12,832
Net income per share	$0.17	$0.15	$0.44	$0.45

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of September 30, 2014	As of December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$19,672	$50
Accounts receivable, net	54,782	63,991
Deferred tax assets, net	3,362	3,217
Prepaid expenses and other current assets	2,859	2,941

Total current assets	80,675	70,199
Property and equipment, net	7,959	9,752
Other assets	1,720	2,113
Deferred tax assets, net	39,917	39,990
Intangible assets, net	4,124	5,340

Total assets	$134,395	$127,394

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$14,027	$17,371
Accrued salaries and benefits	17,431	16,645
Deferred revenue	2,868	2,594
Other accrued expenses	6,164	4,578

Total current liabilities	40,490	41,188

Long-term debt	—	1,000
Other long-term liabilities	3,129	3,399

Total liabilities	43,619	45,587

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,175 shares issued and 8,259 shares outstanding as of September 30, 2014, and 9,142 shares issued and 8,226 shares outstanding as of December 31, 2013	174	174
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of September 30, 2014 and December 31, 2013	89	89
Additional paid-in capital	73,846	70,905
Treasury stock at cost—917 shares of Class A common stock as of September 30, 2014 and December 31, 2013	(8,331)	(8,331)
Retained earnings	24,998	18,970

Total stockholders’ equity	90,776	81,807

Total liabilities and stockholders’ equity	$134,395	$127,394

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$6,028	$5,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,302	4,824
Share-based compensation	2,774	1,067
Deferred income taxes	(72)	299
Changes in operating assets and liabilities:
Accounts receivable, net	9,209	6,404
Prepaid expenses and other assets	474	7,436
Accounts payable	(3,344)	(9,730)
Accrued expenses and other liabilities	1,670	8

Net cash provided by operating activities	21,041	16,046

Cash flows from investing activities:
Purchases of property and equipment	(586)	(734)

Net cash used in investing activities	(586)	(734)

Cash flows from financing activities:
Borrowings under credit facility	42,496	62,300
Repayments on credit facility	(43,496)	(78,300)
Proceeds from exercise of stock options	253	—
Shares repurchased for tax withholdings on vesting of restricted shares	(86)	(33)

Net cash used in financing activities	(833)	(16,033)

Net change in cash and cash equivalents	19,622	(721)
Cash and cash equivalents, beginning of period	50	763

Cash and cash equivalents, end of period	$19,672	$42

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$247	$512

Income taxes	$3,460	$251

Non-cash investing and finance activities during the period for:
Leasehold improvements acquired under tenant improvement funds	706	—

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of September 30, 2014 and its results of operations and cash flows for the three months and nine months ended September 30, 2014 and 2013, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

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

For the three months ended September 30, 2014, the Company generated approximately 73% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 27% of revenue from federal civilian agencies. For the three months ended September 30, 2013, the Company generated approximately 74% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 26% of revenue from federal civilian agencies. For the nine months ended September 30, 2014 and 2013, the Company generated approximately 75% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 25% of revenue from federal civilian agencies.

On an annualized basis, NCI’s PEO Soldier contract is the Company’s largest revenue-generating contract and accounted for approximately 11% and 14% of revenue for the three months ended September 30, 2014 and 2013, respectively. PEO Soldier accounted for approximately 12% and 14% of revenue for the nine months ended September 30, 2014 and 2013, respectively. The Company’s PEO Soldier contract is a cost-plus fee contract consisting of a base period and two option periods for a total term of three years commencing in September 2012. NCI provides cyber network operations and security support (CNOSS) services to the U.S. Army Network Enterprise Technology Command (NETCOM), which accounted for approximately 12% and 6% of revenue for the three months ended September 30, 2014 and 2013, respectively, and approximately 11% and 8% of revenue for the nine months ended September 30, 2014 and 2013, respectively. This cost-plus-fixed-fee, single-award contract consisted of a base period and two option periods for a total term of three years. It was successfully recompeted and awarded in October 2014, the follow-on contract consists of a 12-month base period with two one-year option periods and one six-month option period.

3. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most of the current revenue recognition guidance under U.S. GAAP when it becomes effective for annual periods beginning after December 15, 2016, and interim periods therein. While this new accounting standard will not affect the Company until the Company’s 2017 fiscal year, it does require either a full retrospective approach reflecting the application of the standard in each prior reporting period, or a retrospective approach with the cumulative effect of initially adopting the ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

The main principle of ASU 2014-09 is that revenue should be recognized when contracted goods or services are transferred to customers in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this new principle which will require entities to apply significantly more management judgment and may require the use of more estimates than are required under existing U.S. GAAP. NCI is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which NCI will adopt the standard in 2017.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements —Going Concern (Subtopic 205-40), which provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about the related footnote disclosures. It becomes effective for annual periods beginning after December 15, 2016, and interim periods thereafter. While this new accounting standard will not affect the Company until the Company’s 2017 fiscal year, early application is permitted.

Currently there is no guidance in U.S. GAAP surrounding management’s responsibility to evaluate whether substantial doubt exists about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update require management to evaluate an entity’s ability to continue as a going concern by incorporating and building upon principles that already exist in U.S. GAAP. Specifically, the amendments provide a definition of the term substantial doubt, require management to make an evaluation every reporting period including interim periods, provide principles for evaluating the mitigation effect of management’s plans and require certain disclosures when substantial doubt is mitigated as a result of management’s plans. It also requires a short statement and additional disclosures when substantial doubt is not mitigated, and requires as assessment for a period of one year after the date that the financial statements are issued. NCI is currently evaluating the impact of the pending adoption of ASU 2014-15 on the Company’s financial statements and disclosures when NCI adopts the standard in 2017.

4. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period, including contingently issuable shares that could share in NCI’s income if options containing a market condition that was met during the quarter were exercised. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method and contingently issuable shares that could share in our income if options containing a market condition that was met during the nine months were exercised. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended September 30, 2014 and 2013, approximately 22,000 and 1,800,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the nine months ended September 30, 2014 and 2013, approximately 16,000 and 1,200,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the computation of basic and diluted earnings per common share (Class A and Class B) for the three months and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net income	$2,362	$1,951	$6,028	$5,738

Weighted average number of basic shares outstanding during the period	13,639	12,837	13,457	12,825
Effect of dilutive potential common shares	177	—	348	7

Weighted average number of diluted shares outstanding during the period	13,816	12,837	13,805	12,832

Basic earnings per share	$0.17	$0.15	$0.45	$0.45

Diluted earnings per share	$0.17	$0.15	$0.44	$0.45

5. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at the end of each period:

	As of
	September 30, 2014	December 31, 2013
Billed receivables	$21,837	$31,398
Unbilled receivables:
Amounts billable at end of period	28,618	19,215
Other	5,115	14,166

Total unbilled receivables	33,733	33,381

Total accounts receivable	55,570	64,779
Less: Allowance for doubtful accounts	788	788

Total accounts receivable, net	$54,782	$63,991

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all unbilled receivables are expected to be billed and collected within the next 12 months.

6. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	September 30, 2014	December 31, 2013
Property and equipment
Furniture and equipment	$23,549	$23,054
Leasehold improvements	9,210	8,488
Real property	549	549

	33,308	32,091
Less: Accumulated depreciation and amortization	25,349	22,339

Property and equipment, net	$7,959	$9,752

Depreciation expense for the three months ended September 30, 2014 and 2013 was $1.0 million and $1.3 million, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $3.1 million and $3.5 million, respectively.

7. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	September 30, 2014	December 31, 2013
Contract and customer relationships	$20,987	$20,987
Less: Accumulated amortization	16,863	15,647

Intangible assets, net	$4,124	$5,340

Amortization expense of intangible assets for the three months ended September 30, 2014 and 2013 was $0.4 million. Amortization expense of intangible assets for the nine months ended September 30, 2014 and 2013 was $1.2 million and $1.3 million, respectively.

8. Share-Based Payments

During the three months ended September 30, 2014, the Company granted 30,000 stock options. During the nine months ended September 30, 2014, the Company granted 60,000 stock options. During the three and nine months ended September 30, 2014, 8,500 stock options and 42,500 stock options were exercised, respectively. As of September 30, 2014, there were approximately 1,770,000 stock options outstanding.

During the three months ended September 30, 2014, 12,500 restricted shares vested, 2,059 of which were cancelled to cover individual tax liabilities. During the nine months ended September 30, 2014, 38,750 restricted shares vested, with 9,328 shares cancelled to cover individual tax liabilities. As of September 30, 2014, there were approximately 43,750 shares of restricted stock outstanding.

During the nine months ended September 30, 2014, approximately 737,000 of the options granted in September of 2013 vested on an accelerated vesting schedule after the Company’s stock price reached two discrete acceleration milestones of a continuous 30-day average stock price of $8.00 and $10.00 per share, respectively. This accelerated vesting added approximately $1.1 million and $0.4 million in additional stock compensation costs to general and administrative expenses and cost of revenue, respectively. During the quarter ended September 30, 2014, there was no further accelerated vesting of outstanding options.

The following table summarizes stock compensation expense allocated to cost of revenue and general and administrative costs for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Cost of revenue	$79	$94	$633	$212
General and administrative	282	315	2,141	855

	$361	$409	$2,774	$1,067

As of September 30, 2014, there was approximately $1.5 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next three years, with approximately $0.3 million, $0.9 million, $0.2 million, and $0.1 million amortized during the remainder of 2014, and the full year of 2015, 2016 and 2017, respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income and expensed over the service period of the options.

9. Debt

The Company’s amended and restated senior credit facility, herein referred to as the “credit facility”, consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of the Company’s outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. The credit facility expires on January 31, 2017.

The credit facility contains various restrictive covenants that, among other provisions, restrict the Company’s ability to: incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including limits on cash dividends on the Company’s outstanding common stock or equivalent equity interests; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to: maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of September 30, 2014, the Company was in compliance with all of its loan covenants.

The credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase shares of Class A common stock. No stock repurchases took place in the nine months ended September 30, 2014. At September 30, 2014, $16.7 million was remaining under the Board of Directors’ authorization for shares repurchases.

During the third quarter of 2014, NCI had a weighted average outstanding loan balance of zero. During the third quarter of 2013, NCI had a weighted average outstanding loan balance of $7.2 million which accrued interest at a weighted average borrowing rate of 2.5%. During the nine months ended September 30, 2014, NCI had a weighted average outstanding loan balance of $1.7 million which accrued interest at a weighted average borrowing rate of 2.3%. During the nine months ended September 30, 2013, NCI had a weighted average outstanding loan balance of $17.3 million which accrued interest at a weighted average borrowing rate of 2.5%.

As of September 30, 2014, the outstanding balance under the credit facility was zero. Had a balance existed as of September 30, 2014, interest would have accrued at a rate of one-month LIBOR plus 210 basis points, or 2.3%. As of December 31, 2013, the outstanding balance under the credit facility was $1.0 million and interest accrued at a rate of one-month LIBOR plus 210 basis points, or 2.3%.

10. Restructuring Charge

During December 2011, management completed a restructuring plan. The restructuring was undertaken to reduce costs by downsizing NCI’s physical locations.

The activity and balance of the restructuring liability accounts for the quarter ended September 30, 2014 are as follows:

Lease and Facilities Exit Costs
Balance as of January 1, 2014	$928
Cash payments and adjustments	(415)

Balance as of September 30, 2014	513

Amounts contained in balance sheet as of September 30, 2014
Other accrued expenses	319
Other long-term liabilities	194

Total	$513

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

11. Related Party Transactions

The Company purchased services under a subcontract from Renegade Technology Systems, Inc. (formerly Net Commerce Corporation), which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended September 30, 2014 and 2013, the expense incurred under this agreement was approximately $270,000 and $219,900 respectively. For the nine months ended September 30, 2014 and 2013, the expense incurred under this agreement was approximately $687,000 and $628,500 respectively. As of September 30, 2014 and September 30, 2013, approximate outstanding amounts due to Renegade Technology Systems, Inc. were zero and $149,700, respectively.

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue derived from prime contracts	92%	90%	92%	90%

Customer Group Revenue

The following table shows our revenue from the customer groups listed as a percentage of total revenue for the period shown.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Department of Defense and intelligence agencies	73%	74%	75%	75%
U.S. Federal civilian agencies	27%	26%	25%	25%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Time-and-materials	16%	16%	16%	20%
Cost-plus fee	51%	54%	52%	51%
Firm fixed-price	33%	30%	32%	29%

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

Contract Backlog

As of	Funded Backlog	Total Backlog
	(in millions)
September 30, 2014	$165	$435
December 31, 2013	195	488

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(as a percentage of revenue)
Revenue	$75,660	$77,918	100.0%	100.0%
Operating expenses:
Cost of revenue	64,102	67,832	84.7	87.1
General and administrative expenses	6,205	5,819	8.2	7.5
Depreciation and amortization	1,401	1,679	1.9	2.1
Purchase contingency gain	—	(864)	—	(1.1)

Total operating expenses	71,708	74,466	94.8	95.6

Operating income	3,952	3,452	5.2	4.4
Interest expense, net	95	157	0.1	0.2

Income before income taxes	3,857	3,295	5.1	4.2
Provision for income taxes	1,495	1,344	2.0	1.7

Net income	$2,362	$1,951	3.1%	2.5%

Revenue

For the three months ended September 30, 2014, revenue decreased by 2.9%, or $2.3 million, over the same period a year ago. The decrease was primarily due to approximately $2.7 million of lower revenue attributable to services provided on our PEO Soldier contract.

Cost of revenue

Cost of revenue decreased 5.5%, or $3.7 million, for the three months ended September 30, 2014, as compared to the same period a year ago. This decrease was primarily the result of lower non-labor costs offset partially by an increase in direct labor and subcontractor costs. Cost of revenue represented 84.7% of revenue for the quarter ended September 30, 2014, as compared to 87.1% for the quarter ended September 30, 2013.

General and administrative expenses

General and administrative expense increased 6.6%, or $0.4 million, for the three months ended September 30, 2014, as compared to the same period a year ago. The increase was primarily due to increased costs supporting business development and our bid and proposal efforts.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.4 million and $1.7 million for the quarters ended September 30, 2014 and 2013, respectively.

Interest expense, net

Net interest expense was $0.1 million and $0.2 million for the quarters ended September 30, 2014 and 2013, respectively. This decrease was primarily due to a lower average loan balance in the quarter ended September 30, 2014. During the third quarter of 2014, we had a weighted average outstanding loan balance of zero. During the third quarter of 2013, we had a weighted average outstanding loan balance of $7.2 million which accrued interest at a weighted average borrowing rate of 2.5%.

Income taxes

Income tax expense increased by $0.2 million in the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. This increase was due to higher operating income for the period ended September 30, 2014, offset by a decrease in our effective tax rate. The effective income tax rate for the quarter ended September 30, 2014 was approximately 38.8% compared with 40.8% for the quarter ended September 30, 2013. The decrease in effective tax rate resulted from changes in the blended state tax rate.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(as a percentage of revenue)
Revenue	$242,588	$252,430	100.0%	100.0%
Operating expenses:
Cost of revenue	208,033	220,300	85.8	87.3
General and administrative expenses	19,967	17,809	8.2	7.1
Depreciation and amortization	4,302	4,824	1.8	1.9
Purchase contingency gain	—	(864)	—	(0.3)

Total operating expenses	232,302	242,069	95.8	95.9

Operating income	10,286	10,361	4.2	4.1
Interest expense, net	302	656	0.1	0.2

Income before income taxes	9,984	9,705	4.1	3.8
Provision for income taxes	3,956	3,967	1.6	1.6

Net income	$6,028	$5,738	2.5%	2.3%

Revenue

For the nine months ended September 30, 2014, total revenue decreased 3.9%, or $9.8 million, compared with the same period a year ago. The decrease was primarily due to approximately $6.5 million of lower revenue attributable to services provided on our PEO Soldier contract, and $3.3 million as a result of reductions of scope of work, and the expiration of task orders and contracts.

Cost of revenue

Cost of revenue decreased 5.6%, or $12.3 million, for the nine months ended September 30, 2014, as compared to the same period a year ago. This decrease was primarily the result of lower non-labor costs. Cost of revenue represented 85.8% of revenue for the quarter ended September 30, 2014, as compared to 87.3% for the quarter ended September 30, 2013. This decrease was primarily the result of the factors affecting revenue and the associated indirect costs.

General and administrative expenses

General and administrative expenses increased 12.1%, or $2.2 million, for the nine months ended September 30, 2014, as compared to the same period a year ago. The increase was primarily due to $1.1 million in accelerated stock compensation expense, and increased business development and bid and proposal costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $4.3 and $4.8 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease was primarily due to the reduction in the amortization expense of intangible assets.

Interest expense, net

Net interest expense was approximately $0.3 million for the nine months ended September 30, 2014 and approximately $0.7 million for the nine months ended September 30, 2013. The decrease was primarily attributed to a lower weighted average loan balance and a slightly lower weighted average borrowing rate.

Income taxes

For the nine months ended September 30, 2014 and 2013, income taxes were approximately $4.0 million on slightly increased pretax income and a slightly lower effective tax rate. The effective income tax rate for the nine months ended September 30, 2014 was approximately 39.6% as compared to an effective income tax rate of 40.9% for the nine months ended September 30, 2013. The lower effective income tax rate for the nine months ended September 30, 2014 was the result of a decrease in the blended state rate from our current state revenue allocation.

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

During the third quarter of 2014, the balance of accounts receivable decreased by $9.2 million to $54.8 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) decreased 7 days to 67 days at September 30, 2014 as compared to 74 days at December 31, 2013. As of September 30, 2014, no amounts were due under the credit facility, as compared to $1.0 million outstanding as of December 31, 2013, reflecting $1.0 million of net repayments during the first nine months of 2014. Net cash provided by operating activities was $21.0 million at September 30, 2014.

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

During 2013 and the three and nine months ended September 30, 2014, we did not purchase any shares. At September 30, 2014, we had $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

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

The credit facility contains various restrictive covenants that, among other provisions, restrict our ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments such as dividends; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require us to maintain a minimum tangible net worth; maintain a minimum fixed-charge coverage ratio and a minimum funded debt-to-earnings ratio; and limit capital expenditures below certain thresholds. There are no restrictions on our retained earnings in the credit facility.

As of September 30, 2014, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the third quarter of 2014. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

In May of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most of the current revenue recognition guidance under U.S. GAAP when it becomes effective for annual periods beginning after December 15, 2016, and interim periods therein. While this new accounting standard will not affect the Company until the Company’s 2017 fiscal year, it does require either a full retrospective approach reflecting the application of the standard in each prior reporting period, or a retrospective approach with the cumulative effect of initially adopting the ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk relates to changes in interest rates for borrowings under its credit facility. For the quarter ended September 30, 2014, a change of one percentage point in interest rates would have changed NCI’s interest expense or cash flows by less than $0.1 million. This estimate is based on our average balances for the period.

Additionally, the Company is subject to credit risks associated with our cash, cash equivalents, and accounts receivable. NCI believes that the concentration of credit risk with respect to cash equivalents is limited due to the high credit quality of these investments. NCI’s investment policy requires that the Company invest excess cash in high-quality investments, which preserve principal, provide liquidity, and minimize investment risk. NCI also believes that its credit risk associated with accounts receivable is limited as they are primarily with the U.S. Federal Government or prime contractors working for the U.S. Federal Government.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2014, under the supervision and with the participation of NCI’s management, including our chief executive officer and our chief financial officer, the Company had evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, NCI’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2014, such that the information that is required to be disclosed in NCI’s reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including NCI’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item  3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, Inc., and stockholders of AdvanceMed Corporation dated as of February 24, 2011 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on September 12, 2009).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on September 12, 2009).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2010, and filed with the Commission on December 15, 2010).

10.2*	Executive Change in Control and Severance Agreement, dated September 9, 2012, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on September 12, 2012).

10.3*	Executive Change in Control and Severance Agreement, dated September 9, 2012, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on September 12, 2012).

10.4*	Executive Change in Control and Severance Agreement, dated September 9, 2012, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on September 12, 2012).

10.5*	Executive Change in Control and Severance Agreement, dated September 9, 2012, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on September 12, 2012).

10.6	Waiver and Amendment to Amended and Restated Loan and Security Agreement, dated as of December 31, 2012, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 7, 2013, and filed with the Commission on January 8, 2013).

10.7	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2013, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 23, 2013, and filed with the Commission on December 23, 2013).

Number	Description

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: October 30, 2014	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)