Form 10-K
period 2014-12-31
NCI, Inc.
filed 2015-02-17
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $68,743,783.

As of February 9, 2015, there were 8,305,856 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Health IT and Medical Support

NCI provides a broad spectrum of health IT services experience, including cybersecurity/IA, Health Insurance Portability and Accountability Act (HIPAA) and Federal Information Security Management Act (FISMA) compliance, data analysis/management, and case management to support healthcare benefit programs and improve the quality of healthcare services provided by health and medical personnel.

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

Software and Systems Development/Integration

NCI has developed a systems engineering methodology that supports quality-managed, performance-based processes within a responsive, modular, and agile framework. We are CMMI appraised and hold certifications in International Organization for Standardization (ISO) 9001:2008, and we fully integrate ISO 20000-1:2011 quality aspects into our corporate engineering methodology to ensure we deliver high-quality products and services on time and within budget.

NCI’s software/systems development approach focuses on frequent customer interaction to ensure our design remains consistent with customer needs. As codified in our agile Hybrid Engineering Lifestyle MethodologySM (HELM), we provide a full range of software development, systems engineering, and integration services focused primarily on our customers’ high-end mission-oriented programs. NCI’s HELM processes incorporate best practices from ISO 9001:2008, Agile Scrum and Agile Kanban, CMMI, ISO 20000-1:2011, and ITIL 2011, and we apply this hybrid framework to ensure thorough, robust, full-lifecycle engineering processes are kept in balance with efficiency and rapid, responsive delivery goals. To increase break-fix throughput, reduce lead time and cut sustainment costs, we apply HELM’s proven Agile O&M™, TrueViewPM™, and LeanPMO™ processes and tools to drive efficiencies and to increase customer satisfaction for application development and system sustainment programs.

KEY CUSTOMERS

Our customers include a diverse base of Federal Government defense, intelligence, and civilian agencies. For the year ended December 31, 2014, approximately 75% of our revenue was generated from DoD and Intelligence agency customers, and approximately 25% of our revenue was generated from Federal civilian agency customers. NCI’s PEO Soldier contract is the Company’s largest revenue-generating contract and accounted for approximately 11% and 14% of revenue in 2014 and 2013, respectively. The Company’s PEO Soldier contract is a cost-plus fee contract consisting of a base period and two option periods for a total term of three years commencing in September 2012.

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

Contracting with the U.S. Government also subjects us to substantial regulation and unique risks, including the U.S. Government’s ability to cancel any contract at any time without reason. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. These regulations and risks are described in more detail below under Item 1A, Risk Factors, in this Annual Report on Form 10-K.

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

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for fiscal 2014, 2013 and 2012, see Contract Types in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

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

COMPETITION

We believe that major competitive factors in our market include strong customer relationships, a record of successful contract performance, a reputation for quality, an experienced management team, and employees with a wide range of technical expertise and security clearances. With the Government’s expanding adoption of low-price, technically acceptable (LPTA) acquisition approaches, competitive pricing has taken on even more importance than existed in past years, especially in labor-intensive, services-based contracts. We often compete against or team with divisions of large Defense and IT services contractors, including Lockheed Martin Corporation, Northrop Grumman Corporation, General Dynamics Corporation, Computer Sciences Corporation, Raytheon, Harris, BAE Systems, Booz Allen Hamilton, Leidos, and Science Applications International Corporation (SAIC). We also compete against or team with mid-tier Federal contractors, such as CACI International and ManTech International that have specialized capabilities, as well as numerous non-public companies within the sector. In the immediate future, we are anticipating competition from new organizations that have been divested by major Defense contractors due to organizational conflicts of interest (OCI) or for competitiveness reasons. Some of our competitors have significantly longer operating histories and more substantial resources. We expect competition in the U.S. Federal Government IT and professional services sector to increase in the future.

EMPLOYEES

As of December 31, 2014, we had approximately 1,800 employees, more than 59% of whom held at least one U.S. Federal Government security clearance. Our employees are located at more than 100 sites worldwide. More than 62% of our staff is located on-site with our customers, allowing us to build and cultivate long-term relationships.

CORPORATE INFORMATION

We were incorporated as NCI, Inc. in Delaware in July 2005. In September 2005, we completed a merger and share exchange as a result of which NCI Information Systems, Inc., a Virginia corporation, which was incorporated in 1989, became a wholly-owned subsidiary. We primarily contract with the U.S. Federal Government through NCI Information Systems, Inc. and its subsidiaries.

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

For the years ended December 31, 2014 and 2013, we derived substantially all our revenue from U.S. Federal Government contracts, either as a prime contractor or a subcontractor, including approximately 75% of our revenue from contracts with the DoD and Intelligence Agencies in 2014 and 2013. We believe that U.S. Federal Government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with U.S. Federal Government Agencies in general, or with the DoD and Intelligence Agencies in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with U.S. Federal Government Agencies are our performance on individual contracts and task orders, the strength of our professional reputation, and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenue and operating results could decline materially.

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

As of December 31, 2014, our estimated contract backlog totaled approximately $410 million, of which approximately $184 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early; or an option that we had assumed could not be exercised. In 2014, we experienced some reductions in contract backlog as a result of reductions in scope of work and decreased contract ceilings on certain programs, among other factors. Further, while many of our U.S. Federal Government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract backlog will be recognized as revenue.

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

Future levels of expenditures and authorizations for those programs may decrease, remain constant, or shift to programs in areas where we do not currently provide services. Among the factors that could materially adversely affect us are the following:

•	Budgetary constraints affecting U.S. Federal Government spending generally or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	Our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority our revenue; a change in funding of our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts;

•	changes in U.S. Federal Government programs or requirements, including the increased use of small business providers;

•	U.S. Federal Government agencies more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;

•	Delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011; U.S. Federal Governmental shutdowns (such as the shutdown that occurred during the U.S. Federal Government’s 1996 and 2013 fiscal years); and other potential delays in the U.S. Federal Government appropriations process;

•	the use of a Continuing Resolution to fund agencies instead of a budget appropriation, which may cause our customers within those Agencies to defer or reduce work under our current contracts;

•	a failure of Congress to pass adequate supplemental appropriations to pay for an international conflict or related reconstruction efforts;

•	the FAR and certain of our U.S. Federal Government contracts contain OCI clauses that may limit our ability to compete for, or perform on certain other contracts. OCIs arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Federal Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage. An OCI issue that precludes our competition for, or performance on a significant program or contract could harm our prospects and negative publicity about an OCI issue could damage our reputation;

•	curtailment of the U.S. Federal Government’s use of professional services providers, realignment of funds with changed Government priorities including “insourcing” of previously contracted support services, and the realignment of funds to other non-defense related programs, which may reduce the amount of funds available to defense-related and other programs in our core service areas;

•	adoption of new laws or regulations;

•	Our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize future deferred tax assets benefits;

•	competition and consolidation in the IT industry;

•	Economic conditions in the United States, including conditions that result from terrorist activities or war; and

•	these or other factors could cause U.S. Federal Governmental Agencies, or prime contractors for which we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts, or elect not to exercise options to renew contracts, any of which could cause our revenue and operating profits to decline.

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

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under our Government Wide Agency Contracts (GWAC) and agency-specific IDIQ vehicles, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. Depending on labor market conditions, we may not be able to identify, hire, and retain sufficient numbers of qualified employees to perform the task orders we expect to win. In such cases, we will need to rely on subcontracts with unrelated companies. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis, or violate U.S. Federal Government contracting policies, laws, or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ expectations may be compromised.

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

We are a subcontractor to other businesses on some of our contracts or task orders (approximately 10% of our revenue in 2014 was derived from contracts where we were a subcontractor). We are not in a position to control overall contract performance, and our payments are subject to the financial capabilities of the prime, not the U.S. Federal Government. If our prime contractor experiences difficulties, it may not have the financial resources to perform its contractual obligations. This failure to perform could harm our reputation and affect our earnings and financial position.

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

While many of our contracts limit our liability for consequential damages that may arise from negligence in rendering services to our customers, we cannot assure that these contractual provisions will be legally sufficient to protect us if we are sued.

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

Our future taxable income may not be sufficient to realize our future tax benefits which could cause our deferred tax asset to become impaired, requiring substantial write-downs that could reduce our operating income

As of December 31, 2014, we had approximately $41.8 million in net deferred tax assets. Deferred tax assets represent temporary differences in the tax basis of an asset or liability and its reported amount in the financial statements that will result in future tax deductions. Deferred tax assets are evaluated to determine if the future tax deductions will be realizable. Future realization of tax benefits ultimately depends on the existence of sufficient taxable income within the appropriate period that is available under the tax law. All available evidence is considered to determine if a valuation allowance for deferred tax assets is needed. If our future taxable income is insufficient to realize the future tax benefits and our deferred tax asset were to become impaired, we would record a charge to earnings in our financial statements during the period in which any impairment of our deferred tax asset is determined, which may significantly reduce or eliminate our profits.

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

Many of our U.S. Federal Government customers spend their procurement budgets through Multiple Award Contracts under which we are required to compete for post-award orders or for which we may not be eligible to compete and could limit our ability to win new contracts and grow revenue.

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

We enter into three types of U.S. Federal Government contracts for our services: time-and-materials, cost-plus fee, and firm fixed-price. For the year ended December 31, 2014, we derived approximately 16%, 51%, and 33% of our revenue from time-and-materials, cost-plus fee, and firm fixed-price contracts, respectively. If we acquire other businesses, our contract mix could change significantly, depending on the size and contract mix of the acquired businesses.

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

The U.S. Federal Government may revise its procurement practices or adopt new contracting rules and regulations, such as cost accounting standards. It could also adopt new contracting methods relating to GSA contracts, GWACs or other multi-award contracts, or adopt new standards for contract awards intended to achieve certain social or other policy objectives. In addition, the U.S. Federal Government may face restrictions from new legislation or regulations, as well as pressure from U.S. Federal Government employees and their unions, on the nature and amount of services the U.S. Federal Government may obtain from private contractors. These changes could impair our ability to obtain new contracts or contracts under which we currently perform when those contracts are up for recompete. Any new contracting methods could be costly or administratively difficult for us to implement, and as a result, could harm our operating results. A realignment of funds with changed U.S. Federal Government priorities, including “insourcing” of previously contracted support services, and the realignment of funds to other non-Defense-related programs may reduce the amount of funds available to defense-related and other programs in our core service areas.

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

We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others such as:

•	changes in contract type and profitability;

•	fluctuations in revenue recognized on contracts;

•	variability in demand for our services and solutions;

•	commencement, completion, or termination of contracts during any particular quarter;

•	timing of award or performance incentive-fee notices;

•	timing of significant bid and proposal costs;

•	timing of acquisition activities and the expensing of acquisition-related costs;

•	variable purchasing patterns under the GSA Schedule 70 task orders, GWACs, blanket purchase agreements, and other agency-specific IDIQ contracts;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	fluctuations in staff utilization rates or penalties associated with not meeting staffing requirements; and

•	U.S. Federal Government shutdowns or temporary facility closings.

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

As of December 31, 2014, Mr. Narang, our founder, Chairman and CEO, through his beneficial ownership of 4,700,000 shares of our Class B common stock and 378,946 shares of our Class A common stock, owned or controlled approximately 83% of the combined voting power and approximately 37% of the outstanding shares of the common stock. Accordingly, Mr. Narang controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability – without the consent of our public stockholders – to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers, or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.

A substantial number of shares of our common stock are eligible for sale by Mr. Narang, which could cause our common stock price to decline significantly.

As of December 31, 2014, Mr. Narang beneficially owned 4,700,000 outstanding shares of Class B common stock and 378,946 shares of Class A common stock of the Company. Mr. Narang may, at his discretion, sell these shares in the public market, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. The market price of our common stock could drop significantly if Mr. Narang sells his interests in the Company or is perceived by the market as intending to sell them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office facilities used in our business. Our executive offices and principal operations are located at 11730 Plaza America Drive, Reston, Virginia, where we occupy space under a lease that expires in 2018. We also lease space located in Arizona, California, Illinois, Maryland, Massachusetts, Nebraska, North Carolina, Ohio, Tennessee, Texas, Utah, Virginia, and Washington. We have multiple high-level Sensitive Compartmented Information Facilities (SCIFs). The majority of our employees are located in facilities provided by the U.S. Federal Government. We do not currently own any real estate used in the performance of ongoing contracts and maintain flexibility in facility occupancy through termination and subleasing options concurrent with contract terms in many of our leases. We believe our facilities meet our current needs and that additional facilities will be available as needed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since October 24, 2005, our Class A common stock has been listed on The NASDAQ Global Select Market under the symbol “NCIT.” The following table sets forth, for the periods indicated, the high and low closing prices of our shares of common stock, as reported on the NASDAQ Global Select Market.

	2014		2013
Quarters	High	Low	High	Low
First	$12.17	$6.49	$5.67	$4.58
Second	12.19	8.27	4.91	4.14
Third	10.42	8.33	6.00	4.20
Fourth	12.40	8.48	6.62	5.13

There is no established public market for our Class B common stock.

As of February 9, 2015, there were 58 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees. As of February 9, 2015, the closing price of our Class A common stock was $11.98.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our Company’s cash needs, borrowing capacity under our credit facility, interest rates, and our financial performance and position. We may suspend or discontinue repurchases at any time. During 2014 no shares were repurchased. At December 31, 2014, $16.7 million was remaining under the Board of Directors’ authorization for shares repurchases.

Dividend Policy

Historically we have not paid any cash dividends. On February 10, 2015, the Company’s Board of Directors declared a special cash dividend in the amount of $0.12 per share, payable on March 13, 2015 to all persons who were holders of record of the Company’s common stock at the close of business on February 25, 2015. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, business prospects, and any other factors our Board of Directors deems relevant. Our existing credit facility allows us to pay a dividend up to $4 million in any calendar year if, after it is paid, we meet certain financial criteria, otherwise we will be in default under our credit agreement. In addition, the terms of any future credit agreement may prevent us from paying any dividends or making any distributions or payments with respect to our capital stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2014.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2009 through December 31, 2014, with the cumulative total return on (i) the NASDAQ Composite — Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of NCI and the following other U.S. Federal Government service providers with whom we compete: CACI International Inc., ICF International, Inc., and ManTech International Corporation. Dynamics Research Corporation was removed from our peer group in 2014 because it was acquired by Engility Holdings, Inc. on January 31, 2014. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS

AMONG NCI, INC., THE NASDAQ COMPOSITE — TOTAL RETURNS, THE RUSSELL 2000 INDEX, AND U.S. FEDERAL GOVERNMENT SERVICES PEER GROUP

Comparison of 5 Year Total Cumulative Return Assumes Initial Investment of $100 on December 31, 2009

December 31, 2014
NCI, Inc.	$33.35
NASDAQ Composite—Total Returns	193.70
Russell 2000 Index	195.06
U.S. Federal Government services peer group	123.16

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2014. We derived the selected consolidated financial data from our audited consolidated financial statements. Prospective investors should read this selected financial data in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2014	2013 (a)	2012(b)	2011(c)	2010
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$317,028	$332,325	$368,387	$558,261	$581,341
Operating costs and expenses:
Cost of revenue	270,855	289,388	322,281	499,398	512,779
General and administrative expenses	25,850	23,393	26,148	24,150	23,730
Depreciation and amortization	5,692	6,298	6,926	6,732	5,054
Stock option tender offer	—	—	2,311	—	—
Acquisition and integration related expenses	150	—	—	1,012	—
Restructuring charge	—	—	—	3,139	—
Purchase contingency gain	—	(864)	—	—	—
Impairment of goodwill and intangible assets	—	—	150,752	—	—

Total operating costs and expenses	302,547	318,215	508,418	534,431	541,563

Operating income (loss)	14,481	14,110	(140,031)	23,830	39,778
Interest expense, net	406	784	1,325	1,698	598

Income (loss) before income taxes	14,075	13,326	(141,356)	22,132	39,180
Provision (benefit) for income taxes	5,607	5,588	(54,532)	8,974	15,309

Net income (loss)	$8,468	$7,738	$(86,824)	$13,158	$23,871

Earnings (loss) per share:
Basic	$0.66	$0.60	$(6.51)	$0.96	$1.75
Diluted	$0.63	$0.60	$(6.51)	$0.95	$1.72
Weighted average shares:
Basic	12,899	12,829	13,335	13,675	13,621
Diluted	13,516	12,829	13,335	13,830	13,878

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,819	$50	$763	$2,819	$2,791
Net working capital	46,001	29,011	28,420	48,786	55,684
Total assets	136,684	127,394	141,776	282,614	269,478
Total long-term debt	—	1,000	17,500	54,000	20,023
Total stockholders’ equity	93,777	81,807	72,890	163,801	153,047

Notes to Five-Year Summary

(a)	During the third quarter 2013, we recognized a gain on a purchase contingency that consisted of fees the Company received for the collection of past due receivables as part of the AdvanceMed Corporation (AdvanceMed) acquisition in April 2011.
(b)	During the third quarter 2012, we recognized a goodwill impairment of $92.8 million. During the third quarter 2012, we completed a cash tender offer for certain vested and unvested out-of-the-money stock options held by current and former employees, officers, and directors of NCI that were granted prior to January 1, 2012 and repurchased 963,579 options, incurring a charge of approximately $2.3 million. During the fourth quarter 2012, we recognized a goodwill impairment of $57.5 million and an impairment of intangible assets of $0.4 million.
(c)	Effective April 1, 2011, we acquired AdvanceMed.

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

Industry Trends

In fiscal 2014, essentially all of our total revenues were from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 75% of our total revenues in fiscal 2014. Accordingly, our business performance is subject to changes in the overall level of U.S. Government spending, especially national security, including defense, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.

We believe that the following trends and developments in the U.S. government IT services industry and our markets may influence our future results of operations:

•	Annual budget deficits and the increasing U.S. national debt will create added pressure on the U.S. Federal government to reduce federal spending across all Federal agencies increases uncertainty about the size and timing of those reductions;

•	We expect to experience lower Federal spending on homeland security, intelligence and defense-related programs as overseas operations end and continued increased spending on cyber-security, advanced analytics, technology integration and healthcare;

•	We project that cost cutting and efficiency initiatives, current and future budget reductions, continued implementation of Congressionally mandated automatic spending cuts, and other efforts to reduce U.S. government spending, could cause Federal customers to reduce or delay funding for contracts and task orders;

•	We will operate in a climate of current and continued uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government action to address budgetary constraints;

•	We expect that the Federal focus on refining the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments, will continue to drive insourcing in various agencies, particularly in the intelligence market;

•	We are projecting that cost cutting and efficiency and effectiveness efforts by U.S. civilian agencies will result in a focus on increased use of performance measurement, “program integrity” efforts to reduce waste, fraud and abuse in entitlement programs, and renewed focus on improving procurement practices for and interagency use of IT services, including through the use of cloud-based options and data center consolidation;

•	We are working under increasingly complex requirements of the Department of Defense and the U.S. Intelligence Community, including cyber-security, managing federal health care cost growth and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare; and

•	We are assessing the impact of recent legislative and regulatory changes to limitations on the amount of allowable executive compensation permitted under flexibly priced contracts following implementation of relevant rules, which substantially further reduce the amount of allowable executive compensation under these contracts and extend these limitations to a larger segment of our executive corps and our entire contract base.

•	We expect that procurement delays and protests of awarded task orders and contracts will continue to have a negative impact on our bookings and revenue performance.

For more information on these risks and uncertainties, see “Risk Factors” in Part I of this Annual Report on Form 10-K.

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Year ended December 31,
	2014	2013	2012
Revenue derived from prime contracts	92%	90%	87%

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

	Year ended December 31,
	2014	2013	2012
Defense and Intelligence Agencies	75%	75%	76%
Federal Civilian Agencies	25%	25%	24%

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

For a discussion of the types of contracts under which we generate revenue, see “Business Contract Types” in Part I of this Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of total revenues for the last three fiscal years:

	Year ended December 31,
	2014	2013	2012
Time-and-materials	16%	19%	25%
Cost-plus fee	51%	52%	49%
Firm fixed-price	33%	29%	26%

Contract Backlog

As of	Funded backlog	Total backlog
	(in millions)
December 31, 2014	$184	$410
December 31, 2013	$195	$488

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

Acquisition and Integration Related Expenses

Acquisition and integration related expenses include costs related to our acquisition or potential acquisitions. These expenses include external professional fees such as accounting, legal, investment banking, as well as other fees.

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

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2014	2013	2014	2013
	(in thousands)		(as a Percentage of Revenue)
Revenue	$317,028	$332,325	100.0%	100.0%
Operating expenses:
Cost of revenue	270,855	289,388	85.4	87.1
General and administrative expenses	25,850	23,393	8.2	7.0
Depreciation and amortization	5,692	6,298	1.8	1.9
Acquisition and integration related expenses	150	—	0.0	—
Purchase contingency gain	—	(864)	—	(0.3)

Total operating expenses	302,547	318,215	95.4	95.7

Operating income	14,481	14,110	4.6	4.3
Interest expense, net	406	784	0.1	0.3

Income before income taxes	14,075	13,326	4.5	4.0
Provision for income taxes	5,607	5,588	1.8	1.7

Net income	$8,468	$7,738	2.7%	2.3%

Revenue

Revenue for the year ended December 31, 2014 was $317.0 million, compared to $332.3 million for the year ended December 31, 2013, representing a decrease of $15.3 million, or 4.6%. This decrease in revenue is principally due to lower year-over-year revenue from NCI’s PEO Soldier program, which accounted for approximately $9.5 million of the year-over-year decline in revenue; the expiration of task orders and contracts; reductions in scope of work; and certain lost contract re-competes. The decrease was partially offset by revenues under new contracts and plus-ups to existing contracts.

Our PEO Soldier contract accounted for $36.5 million and $46.0 million of our revenue in 2014 and 2013, respectively. This represented 11.5% and 13.9% of our revenue in 2014 and 2013, respectively.

Cost of revenue

Cost of revenue for the year ended December 31, 2014 was $270.9 million, or 85.4% of revenue, compared to $289.4 million, or 87.1% of revenue, for the year ended December 31, 2013. The decrease was primarily the result of lower costs attributable to revenues associated with the reduced contract base described above. The decrease of cost of revenue as a percentage of revenue was primarily due to a greater percentage of work derived from direct labor and improved contract performance.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2014 were $25.9 million, or 8.2% of revenue, compared to $23.4 million, or 7.0% of revenue, for the year ended December 31, 2012. The increase was primarily due to $1.1 million in accelerated stock compensation expense, and increased business development costs, attributable to significant bid and proposal activity.

Depreciation and amortization

Depreciation and amortization for the years ended December 31, 2014 and 2013 was $5.7 million and $6.3 million, respectively. The year-over-year decrease was due to reduced capital expenditures during the year, and certain fixed and intangible assets reaching the end of their useful lives.

Acquisition and integration related expenses

Acquisition and integration related expenses include costs related to our acquisition of Computech, Inc. on January 1, 2015. These expenses include external professional fees such as accounting, legal, investment bank and other fees.

Purchase contingency gain

The gain on a purchase contingency for the year ended December 31, 2013, consisted of $0.9 million received in fees for the collection of past due receivables as part of the AdvanceMed acquisition in April 2011.

Interest expense, net

For the year ended December 31, 2014, net interest expense was $0.4 million compared to $0.8 million for the year ended December 31, 2013. Net interest expense decreased primarily as a result of lower outstanding borrowings on our senior credit facility and a lower weighted average borrowing rate. During 2014, we had a weighted average outstanding loan balance of $1.3 million and a weighted average borrowing rate of approximately 2.3%. During 2013, we had a weighted average outstanding loan balance of $12.5 million and a weighted average borrowing rate of approximately 2.7%.

Provision for Income taxes

For the year ended December 31, 2014, our provision for income taxes was 39.8% of our income before tax. This is represents an decrease from 41.9% for the year ended December 31, 2013. The decrease was primarily attributable to a change in the consolidated state tax rate and the federal tax rate of future tax benefits.

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

Revenue

Revenue for the year ended December 31, 2013 was $332.3 million, compared to $368.4 million for the year ended December 31, 2012, representing a decrease of $36.1 million, or 9.8%. This decrease in revenue is principally due to the expiration of task orders and contracts, reductions in scope of work, certain lost contract re-competes; and a decrease in revenue from our PEO Soldier program, which accounted for approximately $16.4 million of the year-over-year decline in revenue. The decrease was partially offset by revenue from new contract awards.

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

Interest expense, net

For the year ended December 31, 2013, net interest expense was $0.8 million compared to $1.3 million for the year ended December 31, 2012. Net interest expense decreased primarily as a result of lower outstanding borrowings on our senior credit facility, offset by a slightly higher weighted average borrowing rate during the period. During 2013, we had a weighted average outstanding loan balance of $12.5 million and a weighted average borrowing rate of approximately 2.3%. During 2012, we had a weighted average outstanding loan balance of $36.3 million and a weighted average borrowing rate of approximately 2.5%.

Provision for Income taxes

For the year ended December 31, 2013, our provision for income taxes was 41.9% of our income before tax. This is represents an increase from 38.6% of our loss before tax for the year ended December 31, 2012. The increase was primarily attributable to a change in the consolidated state tax rate and the federal tax rate determined for our future tax benefits.

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. During 2014, approximately 16% of our revenue was generated under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also during 2014, approximately 51% of our revenue was generated under cost-plus fee contracts, which automatically adjust for changes in cost. The remaining 33% of our revenue was generated under firm fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

Trends in Revenue

We expect our revenue to increase in 2015 compared with 2014, primarily as a result of the increased contract base gained as result of our acquisition of Computech, Inc. on January 1, 2015. However, we continue to experience fluctuations in scope of services and contract modifications as a result of shifting budget priorities of the U.S. Federal Government as described more fully under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Industry Trends” above. We expect these fluctuations will result in a reduction in revenue from our existing contracts in 2015; however, we expect that revenue derived from successful contract recompetes and new business awards in 2015 will partially offset these reductions in revenue from our existing contracts.

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

During 2014, the balance of accounts receivable decreased by $11.1 million to $52.9 million at the end of the year. Days sales outstanding of accounts receivable (DSO) decreased 9 days to 65 days at December 31, 2014 as compared to 74 days at December 31, 2013.

As of December 31, 2014, $0.0 million was due under the credit facility, as compared to $1.0 million outstanding as of December 31, 2013, reflecting $1.0 million of net repayments during 2014. On January 1, 2015, NCI, Inc. (NCI) completed its purchase of 100% of the stock of Computech, Inc., for approximately $56 million plus working capital adjustments, net of cash acquired. The acquisition was financed through a combination of cash on hand and borrowings of $34 million under NCI’s senior credit facility.

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our Company’s cash needs, borrowing capacity under our credit facility, interest rates, and our financial performance and position. We may suspend or discontinue repurchases at any time. During 2012, we purchased 628,782 shares at an average price of $6.14 per share for a total purchase price of $3.9 million. During 2013 and 2014, we did not purchase any shares. At December 31, 2014, we had $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

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

During the fourth quarter of 2014, we amended our credit facility. The Amendment modifies certain provisions of the Company’s Amended and Restated Loan and Security Agreement, including, among other things, (i) definitions for the “Commodity Exchange Act”, “Excluded Swap Obligation”, “Qualified ECP Borrower”, and “Swap Obligation”, (ii) the Obligations (as defined in the Loan Agreement), shall not include Excluded Swap Obligations, (iii) the form of Exhibit A referenced in the definition of “Covenant Compliance Certificate” contained in Section 1 of the Loan Agreement was amended to read as set forth in Annex 1 of the Loan Agreement, (iv) a change in the definition of “Index Rate”, and (v) the deletion of the definition of “Minimum Tangible Net Worth Compliance Level” and “Tangible Net Worth” from Section 1 of the Loan Agreement. The accrued interest is due and payable monthly. The credit facility expires on January 31, 2017. We do not currently hedge our interest rate risk. The credit facility allows us to use borrowings thereunder of up to $17.5 million to repurchase shares of our common stock. Funds borrowed under the credit facility may be used to finance possible future acquisitions, for working capital requirements, for stock repurchases, for cash dividends or for general corporate uses.

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

As of December 31, 2014, the spread above LIBOR was 210 basis points and the loan accrued interest at 2.3%.

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

As of December 31, 2014, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2014 that require us to make future cash payments.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Credit facility	$—	$—	$—	$—	$—
Operating lease obligations	14,360	5,497	8,770	93	—

Total	$14,360	$5,497	$8,770	$93	$—

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

Firm Fixed-price Contracts: Revenue recognition methods on firm fixed-price contracts will vary depending on the nature of the work and the contract terms. Revenue on firm fixed-price service contracts is recognized as services are performed. Generally, revenue is deferred until all of the following have occurred: (1) there is a contract in place, (2) delivery has occurred, (3) the price is fixed or determinable, and (4) collectability is reasonably assured. Revenue on firm fixed-price contracts that require delivery of specific items is recognized based on a price per unit as units are delivered. Revenue for firm fixed-price contracts in which we are paid a specific amount to provide services for a stated period of time or where we are designing, engineering, or manufacturing to the customer’s specifications is recognized on the percentage-of-completion method of accounting, generally using costs incurred in relation to total estimated costs to measure progress toward completion.

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

Goodwill is reviewed for impairment no less than annually or when circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Annually on October 1, and when circumstances dictate, we perform a fair value analysis of our reporting unit. If goodwill becomes impaired, we will record a charge to earnings in our financial statements in the period in which any impairment of our goodwill is determined. We did not have any goodwill as of each measurement date.

Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the intangible asset many not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets and will result in a reduction of earnings in the period incurred. During 2014, the Company did not record any intangible impairment charge

Contract rights are amortized proportionately against the acquired backlog. Non-compete agreements are amortized over their estimated useful lives.

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

Our acquisitions to date have been treated as asset purchases under the Internal Revenue Code. As such, the goodwill generated from those acquisitions is deductible for tax purposes. For the year ended December 31, 2014, the tax deduction was approximately $9.9 million. At our tax rate of 39.8%, this deduction saved us approximately $3.9 million in current income tax expenditures. As of December 31, 2014, we had approximately $83 million in future goodwill tax deductions. As previously noted, while goodwill is not deducted for book purposes, it can be impaired for book purposes. Due to the total impairment of our book goodwill as of December 31, 2012, as we deduct the goodwill for tax purposes, we are decreasing our deferred tax asset.

As of December 31, 2014, we had approximately $41.8 million in net deferred tax assets. Based primarily on recent earnings history and actual taxable income, as well as projections of future taxable income, we believe there is sufficient positive evidence to conclude that it is more likely than not that the majority of the deferred tax assets are fully realizable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the year ended December 31, 2014, a 1% change in interest rates would have changed our interest expense and cash flows by approximately $0.1 million. This estimate is based on our average loan balances for the year.

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

Scope of the Assessments

The assessment by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the Company’s disclosure controls and procedures and the assessment by our management of our internal control over financial reporting included a review of procedures and discussions with other employees in the Company’s organization. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. Management used the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess the effectiveness of our internal control over financial reporting. The assessments of the Company’s disclosure controls and procedures is done on a periodic basis, so the conclusions can be reported each quarter on the Company’s Quarterly Reports on Form 10-Q, including the Company’s Annual Report on Form 10-K with respect to the fourth quarter. Our internal control over financial reporting is also assessed on an ongoing basis by management and other personnel in the Company’s accounting department. We consider the results of these various assessment activities as we monitor our disclosure controls and procedures and internal control over financial reporting and when deciding to make modifications as necessary. Management’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including improvements and corrections) as conditions warrant.

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria established by COSO in Internal Control—Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2014, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting in the three months ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Compensation,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), and that information is incorporated by reference in this Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 406 of Regulation S-K concerning the Company’s Code of Ethics is included under the caption “Election of Directors” in our 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which Company stockholders may recommend nominees to the Company’s Board of Directors is included under the caption “Election of Directors” in our 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” in our 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2014 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this annual report on Form 10-K:

(1)

Reports of Independent Registered Public Accounting Firms On The Consolidated Financial Statements

Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012

Notes to Consolidated Financial Statements

F. Exhibits required by Item 601 of Regulation S-K:

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, and stockholders of AdvanceMed Corporation dated as of February 24, 2012 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2012)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. 2005 Performance Incentive Plan (incorporated herein by reference from Exhibit 4.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.3*	Form of 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.4 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2010).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2010).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2011, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2011, and filed with the Commission on December 15, 2011).

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.6	Waiver and Amendment to Amended and Restated Loan and Security Agreement, dated as of December 31, 2012, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 7, 2013, and filed with the Commission on January 8, 2013).

Number	Description

10.7	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2013, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 23, 2013, and filed with the Commission on December 23, 2013).

10.8	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 22, 2014, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 29, 2014, and filed with the Commission on December 29, 2014).

21.1‡	Subsidiaries of Registrant

23.1‡	Consent of Ernst & Young LLP, independent registered public accounting firm

23.2‡	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

(b) Exhibits. The exhibits required by this Item are listed under Item 15(a)(3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCI, Inc. Registrant

Date: February 13, 2015	By:	/s/ CHARLES K. NARANG
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

Signature	Title	Date

/s/ BRIAN J. CLARK	President and Director	February 13, 2015
Brian J. Clark

/S/ LUCAS J. NAREL	Executive Vice President, Chief Financial Officer and Treasurer, Principal Accounting Officer	February 13, 2015
Lucas J. Narel

/s/ JAMES P. ALLEN	Director	February 13, 2015
James P. Allen

/s/ JOHN E. LAWLER	Director	February 13, 2015
John E. Lawler

/s/ PAUL V. LOMBARDI	Director	February 13, 2015
Paul V. Lombardi

/s/ PHILIP O. NOLAN	Director	February 13, 2015
Philip O. Nolan

/s/ AUSTIN J. YERKS	Director	February 13, 2015
Austin J. Yerks

/s/ DANIEL R. YOUNG	Director	February 13, 2015
Daniel R. Young

NCI, Inc.

Notes to Consolidated Financial Statements

December  31, 2014

INDEX TO FINANCIAL STATEMENTS

NCI, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCI, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of NCI, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NCI, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

February 13, 2015

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

/s/ Ernst & Young LLP

McLean, VA

February 28, 2013

NCI, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year ended December 31,
	2014	2013	2012
Revenue	$317,028	$332,325	$368,387
Operating expenses:
Cost of revenue	270,855	289,388	322,281
General and administrative expenses	25,850	23,393	26,148
Depreciation and amortization	5,692	6,298	6,926
Stock option tender offer	—	—	2,311
Acquisition and integration related expenses	150	—	—
Purchase contingency gain	—	(864)	—
Impairment of goodwill and intangible assets	—	—	150,752

Total operating expenses	302,547	318,215	508,418

Operating income (loss)	14,481	14,110	(140,031)
Interest expense, net	406	784	1,325

Income (loss) before income taxes	14,075	13,326	(141,356)
Provision (benefit) for income taxes	5,607	5,588	(54,532)

Net income (loss)	$8,468	$7,738	$(86,824)

Earnings (loss) per common and common equivalent share:
Basic:
Weighted average shares outstanding	12,899	12,829	13,335
Net income (loss) per share	$0.66	$0.60	$(6.51)
Diluted:
Weighted average shares outstanding	13,516	12,829	13,335
Net income (loss) per share	$0.63	$0.60	$(6.51)

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	As of December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$25,819	$50
Accounts receivable, net	52,856	63,991
Deferred tax assets, net	3,950	3,217
Prepaid expenses and other current assets	3,382	2,941

Total current assets	86,007	70,199
Property and equipment, net	7,371	9,752
Other assets	1,748	2,113
Deferred tax assets, net	37,839	39,990
Intangible assets, net	3,719	5,340

Total assets	$136,684	$127,394

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$15,646	$17,371
Accrued salaries and benefits	16,481	16,645
Deferred revenue	3,226	2,594
Other accrued expenses	4,653	4,578

Total current liabilities	40,006	41,188
Long-term debt	—	1,000
Other long-term liabilities	2,901	3,399

Total liabilities	42,907	45,587

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,223 shares issued and 8,306 shares outstanding as of December 31, 2014, and 9,142 shares issued and 8,226 shares outstanding as of December 31, 2013	175	174
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of December 31, 2014 and 2013	89	89
Additional paid-in capital	74,406	70,905
Treasury stock at cost—917 shares of Class A common stock as of December 31, 2014 and 2013	(8,331)	(8,331)
Retained earnings	27,438	18,970

Total stockholders’ equity	93,777	81,807

Total liabilities and stockholders’ equity	$136,684	$127,394

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Class A common stock		Class B common stock		Additional Paid-in-Capital	Retained Earnings	Class A Treasury Stock	Class A Treasury Stock	Total Stockholders Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at January 1, 2012	8,875	$174	4,700	$89	$69,937	$98,056	288	$(4,455)	$163,801

Net loss	—	—	—	—	—	(86,824)	—	—	(86,824)
Restricted stock grants, net of forfeitures	(19)	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	4,204	—	—	—	4,204
Exercise of stock options	5	—	—	—	10	—	—	—	10
Repurchase of stock options	—	—	—	—	(1,320)	—	—	—	(1,320)
Tax benefit from stock transactions	—	—	—	—	(3,105)	—	—	—	(3,105)
Purchase of Class A common stock for Treasury	(629)	—	—	—	—	—	629	(3,876)	(3,876)

Balance at December 31, 2012	8,232	$174	4,700	$89	$69,726	$11,232	917	$(8,331)	$72,890

Net income	—	—	—	—	—	7,738	—	—	7,738
Stock compensation expense	—	—	—	—	1,399	—	—	—	1,399
Repurchase and cancellation of stock awards	(6)	—	—	—	(33)	—	—	—	(33)
Tax benefit from stock transactions	—	—	—	—	(187)	—	—	—	(187)

Balance at December 31, 2013	8,226	$174	4,700	$89	$70,905	$18,970	917	$(8,331)	$81,807

Net income	—	—	—	—	—	8,468	—	—	8,468
Stock compensation expense	—	—	—	—	3,044	—	—	—	3,044
Exercise of stock options	91	1	—	—	482	—	—	—	483
Repurchase and cancellation of stock awards	(11)	—	—	—	(55)	—	—	—	(55)
Tax benefit from stock transactions	—	—	—	—	30	—	—	—	30

Balance at December 31, 2014	8,306	$175	4,700	$89	$74,406	$27,438	917	$(8,331)	$93,777

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$8,468	$7,738	$(86,824)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of goodwill and intangible assets	—	—	150,752
Depreciation and amortization	5,692	6,298	6,931
Stock compensation expense	3,044	1,399	4,204
Deferred income taxes	1,419	3,338	(51,851)
Changes in operating assets and liabilities:
Accounts receivable, net	11,135	(1,698)	32,782
Prepaid expenses and other assets	(72)	7,477	(7,197)
Accounts payable	(1,725)	(6,777)	(5,870)
Accrued expenses and other liabilities	(305)	(515)	(1,392)

Net cash provided by operating activities	27,656	17,260	41,535

Cash flows from investing activities:
Purchases of property and equipment	(1,467)	(1,260)	(1,785)

Net cash used in investing activities	(1,467)	(1,260)	(1,785)

Cash flows from financing activities:
Borrowings under credit facility	42,496	123,922	130,304
Repayments on credit facility	(43,496)	(140,422)	(166,804)
Financing costs paid	(5)	(180)	(120)
Proceeds from exercise of stock options	482	—	10
Excess tax benefit from stock transactions	158	—	—
Repurchase of stock awards	(55)	(33)	(1,320)
Purchase of Class A common stock for Treasury	—	—	(3,876)

Net cash used in financing activities	(420)	(16,713)	(41,806)

Net change in cash and cash equivalents	25,769	(713)	(2,056)
Cash and cash equivalents, beginning of year	50	763	2,819

Cash and cash equivalents, end of year	$25,819	$50	$763

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$246	$596	$1,216

Income taxes	$2,700	$975	$2,657

Supplemental disclosure of noncash activities:
Leasehold improvements acquired with tenant improvement funds	$222	$496	$—

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries. All intercompany transactions and accounts have been eliminated in consolidation.

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

These two types of inputs have created the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which significant value drivers are observable.

•	Level 3 — Valuations derived from valuation techniques in which significant value drivers are unobservable.

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

Long-Lived Assets (Excluding Intangible Assets)

A review of long-lived assets for impairment is performed annually or when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indicator of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on the analysis performed, the Company determined that there were no such impairments, nor indicators of impairments, for such assets during 2014, 2013 or 2012.

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

During 2012, in accordance with the Company’s annual testing and due to its depressed market value, the continued uncertainty in funding levels of various Federal Government agencies and the ongoing delays of expected contract procurement opportunities, the Company performed two goodwill impairment analyses with the assistance of a third party valuation specialist. The results of these analyses indicated that the Company’s goodwill was impaired, and therefore the Company recorded an impairment charges totaling $150.3 million and a tax benefit totaling $58.0 million in 2012.

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

There were no goodwill impairment charges in 2014 or 2013.

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

Segment Information

Management has concluded that the Company operates in one segment based upon the information used by the Chief Operating Decision Maker in evaluating the performance of its business and allocating resources and capital.

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

4. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method and contingently issuable potential common shares that could share in our income if options containing a market condition that was met during the twelve months were exercised. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. NCI has both Class A and Class B shares and both share the same rights and preferences and thus the two-class method does not result in a different outcome and is therefore not presented. For the years ended December 31, 2014, 2013 and 2012, approximately 44,000, 1,258,000 and 1,243,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net income (loss)	$8,468	$7,738	$(86,824)

Weighted average number of basic shares outstanding during the year	12,899	12,829	13,335
Dilutive effect of stock options after application of treasury stock method	617	—	—

Weighted average number of diluted shares outstanding during the year	13,516	12,829	13,335

Basic earnings (loss) per share	$0.66	$0.60	$(6.51)
Diluted earnings (loss) per share	$0.63	$0.60	$(6.51)

5. Major Customers

The Company earned substantially all of its revenue from the U.S. Federal Government for each of the years ended December 31, 2014, 2013 and 2012. During 2014, 2013 and 2012, the Company’s PEO Soldier contract accounted for revenue in the amounts of $36.5 million, $46.0 million and $62.4 million, respectively. The Company’s PEO Soldier contract is a cost-plus fee contract consisting of a base period and two option periods for a total term of three years which commenced in September 2012. Revenue by customer for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2014		2013		2012
	(in thousands)
Defense and Intelligence Agencies	$237,194	75%	$249,463	75%	$280,795	76%
Federal Civilian Agencies	$79,834	25%	$82,862	25%	$87,592	24%

6. Accounts Receivable (in thousands)

Accounts receivable consist of billed and unbilled amounts at the end of each year:

	As of December 31,
	2014	2013
Billed receivables	$25,231	$31,398
Unbilled receivables:
Amounts billable at end of year	21,677	19,215
Other	6,690	14,166

Total unbilled receivables	28,367	33,381

Total accounts receivable	53,598	64,779
Less: allowance for doubtful accounts	742	788

Total accounts receivable, net	$52,856	$63,991

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next year.

The following table details the Allowance for Doubtful Accounts for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
Balance at beginning of year	$788	$802	$590
Charged to expense	—	62	647
Deductions	(46)	(76)	(435)

Balance at end of year	$742	$788	$802

7. Property and Equipment (in thousands)

The following table details property and equipment at the end of each year:

	As of December 31,
	2014	2013
Property and equipment
Furniture and equipment	$23,896	$23,054
Leasehold improvements	9,221	8,488
Real property	549	549

	33,666	32,091
Less: Accumulated depreciation and amortization	26,295	22,339

Property and equipment, net	$7,371	$9,752

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $4.1 million, $4.6 million and $4.7 million, respectively.

8. Intangible Assets (in thousands)

The following table details intangible assets at the end of each year:

	As of December 31,
	2014	2013
Contract and customer relationships	$20,987	$20,987
Less: Accumulated amortization	17,268	15,647

Intangible assets, net	$3,719	$5,340

Amortization expense of intangible assets for the years ended December 31, 2014, 2013 and 2012 was $1.6 million, $1.7 million and $2.6 million, respectively. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,
2015	$1,178
2016	616
2017	603
2018	492
2019	391
Thereafter	439

$3,719

9. Restructuring Charge (in thousands)

During December 2011, management committed to, implemented, and completed a restructuring plan. The restructuring was done to reduce costs through downsizing our existing work force and physical locations.

The activity and balance of the restructuring liability accounts for the years ended December 31, 2014 and 2013 are as follows:

Lease and Facilities Exit Costs
Balance as of January 1, 2013	$1,573
Cash payments and adjustments	(645)

Balance as of December 31, 2013	928

Cash payments and adjustments	(543)

Balance as of December 31, 2014	$385

Amounts contained in balance sheet as of December 31, 2014
Other accrued expenses	218
Other long-term liabilities	167

Total	$385

The accrued amounts related to the lease and facilities exit costs will be reduced over the respective lease terms, the longest of which extends through 2017.

10. Other Accrued Expenses (in thousands)

Other accrued expenses consist of the following at the end of each year:

	As of December 31,
	2014	2013
Accrued health claims	$1,506	$1,881
Deferred rent, current	751	573
Restructuring charge, current	218	366
Other accrued expenses	2,178	1,758

Total other accrued expenses	$4,653	$4,578

11. Leases

The Company leases office space and equipment under operating leases that expire on various dates through August 31, 2019. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below.

Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Operating leases
(in thousands)
For the year ending December 31,
2015	$5,497
2016	3,942
2017	3,256
2018	1,572
2019	93
Thereafter	—

Total minimum lease payments	$14,360

The Company incurred rent expense including amortization of deferred rent expense, under operating leases of $5.4 million, $6.7 million, and $8.1 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

During the fourth quarter of 2014, we amended our credit facility. The Amendment modifies certain provisions of the Company’s Amended and Restated Loan and Security Agreement, including, among other things, (i) definitions for the “Commodity Exchange Act”, “Excluded Swap Obligation”, “Qualified ECP Borrower”, and “Swap Obligation”, (ii) the Obligations (as defined in the Loan Agreement), shall not include Excluded Swap Obligations, (iii) the form of Exhibit A referenced in the definition of “Covenant Compliance Certificate” contained in Section 1 of the Loan Agreement was amended to read as set forth in Annex 1 of the Loan Agreement, (iv) a change in the definition of “Index Rate”, and (v) the deletion of the definition of “Minimum Tangible Net Worth Compliance Level” and “Tangible Net Worth” from Section 1 of the Loan Agreement. The accrued interest is due and payable monthly. The credit facility expires on January 31, 2017. The Company does not currently hedge our interest rate risk.

The credit facility contains various restrictive covenants that, among other things, restrict our ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require us to maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio and a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. Funds borrowed under the credit facility will be used to finance possible future acquisitions, for working capital requirements, for stock repurchases, and for general corporate uses. The amendment to the credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase shares of our common stock. For a discussion of share repurchases, see Note 13—Stock Repurchase.

As of December 31, 2014, the Company was in compliance with all our loan covenants.

For the years ending December 31, 2014, 2013, and 2012, NCI had a weighted average outstanding loan balance of $1.3 million, $12.5 million, and $36.3 million, respectively, and a weighted average borrowing rate of 2.3%, 2.3%, and 2.5%, respectively.

As of December 31, 2014, the outstanding balance under the credit facility was $0.0 million. Interest would accrue at a rate of LIBOR plus 210 basis points, or 2.3%, on future borrowings. As of December 31, 2013, the outstanding balance under the credit facility was $1.0 million and interest accrued at a rate of LIBOR plus 210 basis points, or 2.3%. As of December 31, 2013 and 2012, the Company was in compliance with all of its loan covenants.

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

During 2012, the Company purchased 628,782 shares at an average price of $6.14 per share for a total purchase price of $3.9 million. During 2014 and 2013, the Company did not purchase any shares. At December 31, 2014, we had $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

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

15. Performance Incentive Plan

The Board of Directors of the Company has adopted The Amended and Restated 2005 Performance Incentive Plan (the Plan), which has been approved by the Company’s stockholders. As of December 31, 2014, the Plan has reserved 4,100,000 shares of Class A common stock for issuance, which increases annually by 100,000 shares. The Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees, and consultants. The Compensation Committee of the Company administers the Plan.

As of December 31, 2014
(in thousands)
Shares reserved under the plan	4,100
Shares vested and options exercised	1,573
Restricted shares and options outstanding	1,711

Shares available for future grants	816

16. Share-Based Payments

Compensation expense for all stock-based awards is measured at fair value on the date of grant and recognition of compensation expense is recorded over the requisite service period for awards expected to vest. The Company determines the fair value of our stock options using the Black-Scholes-Merton valuation model or other models that incorporate into the valuation the possibility that market conditions may not be satisfied. The application of the Black-Scholes-Merton model to the valuation of options requires the use of input assumptions, including expected volatility, expected term, expected dividend yield, and expected risk-free interest rate. During 2014, approximately 737,000 of the options granted in June of 2013 vested on an accelerated vesting schedule after the Company’s stock price reached two discrete acceleration milestones of a continuous 30-day average stock price of $8.00 and $10.00 per share, respectively. This accelerated vesting added approximately $1.1 million and $0.4 million in additional stock compensation costs to general and administrative expenses and cost of revenue, respectively.

Assumptions Used in Fair Value determination

The following weighted-average assumptions were used for option grants made during the years ended December 31, 2014, 2013, and 2012:

	Year ended December 31,
	2014	2013	2012
Expected Volatility	56.3%	56.0%	53.5%
Expected Term (in years)	4.6	5.0	4.7
Risk-free Interest Rate	1.7%	1.2%	0.9%
Dividend Yield	0.0%	0.0%	0.0%

•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price.

•	Expected Term. Because the Company does not have significant historical data on employee exercise behavior, it uses the “Simplified Method” as defined under SEC Staff Accounting Bulletin No. 110 to calculate the expected term. The simplified method is calculated by averaging the vesting period and contractual term of the option.

•	Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.

•	Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input.

Stock Options Activity

The following table summarizes stock option and restricted stock activity for the period January 1, 2012 through December 31, 2014:

	Options
	Number of Options (in thousands)	Weighted- Average Exercise Price per Share
Outstanding at January 1, 2012	1,364	$18.14
Granted	679	6.70
Forfeited/cancelled	(1,362)	18.00
Exercised	(5)	1.90

Outstanding at December 31, 2012	676	$7.07
Granted	1,230	4.59
Forfeited/cancelled	(121)	5.96
Exercised	—	—

Outstanding at December 31, 2013	1,785	$5.43
Granted	60	9.33
Forfeited/cancelled	(87)	7.83
Exercised	(91)	5.04

Outstanding at December 31, 2014	1,667	$5.44

Vested or expected to vest at December 31, 2014	1,417	$2.72

Exercisable at December 31, 2014	987	$5.17

The following table summarizes stock option vesting and nonvested options for the period January 1, 2012 through December 31, 2014:

	Options		Restricted Stock
	Number of Options (in thousands)	Weighted- Average Fair Value	Number of Restricted Shares (in thousands)	Weighted- Average Fair Value
Nonvested January 1, 2012	593	$9.07	165	$18.25
Granted	679	3.01	25	7.28
Vested	(164)	9.36	(23)	19.01
Forfeited	(459)	8.66	(44)	15.62

Nonvested December 31, 2012	649	$3.05	123	$16.81

Vested December 31, 2012	27	$4.60

Granted	1,230	2.21	—	—
Vested	(174)	2.92	(39)	16.73
Forfeited	(139)	2.64	—	20.01

Nonvested December 31, 2013	1,566	$2.45	84	$16.58

Vested December 31, 2013	194	$3.09

Granted	60	4.44	—	—
Vested	(859)	2.24	(29)	17.46
Forfeited	(87)	7.83	(11)	16.61

Nonvested December 31, 2014	680	$2.72	44	$15.97

Vested December 31, 2014	987	$2.40

The following table summarizes stock options outstanding at December 31, 2014:

Range of exercise prices	Number of Options	Weighted- Average Exercise Price	Intrinsic Value Outstanding Options	Weighted-Average Remaining Contractual Life	Options exercisable	Intrinsic Value Vested Options
	(in thousands)		(in thousands)	(in years)	(in thousands)	(in thousands)
$1.00 – $6.99	1,185	$4.55	$6,702	5.51	775	$4,385
$7.00 – $12.99	482	7.61	1,260	4.61	212	589

	1,667	$5.44	$7,962	5.20	987	$4,974

Stock options and restricted stock granted generally vest over a period of three to five years from the date of grant in accordance with the individual stock option agreement. Stock option awards that contain both service and market vesting conditions, which require one of the other condition to be met in order to vest, are vested over a period of one and a half to two and a half years from the date of the grant. The maximum contractual term of stock options is seven years.

The following table summarizes stock compensation for the three years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$667	$283	$637
General and administrative	2,377	1,116	1,323
Stock option tender offer	—	—	2,244

	$3,044	$1,399	$4,204

As of December 31, 2014, there was $1.2 million of total unrecognized compensation cost of unvested stock compensation arrangements. This cost is expected to be fully amortized over the next three years, with $0.9 million, $0.2 million, and $0.1 million amortized during 2015, 2016, and 2017, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The cost of stock compensation is included in the Company’s Consolidated Statements of Operations before, or in conjunction with, the vesting of options.

The following table summarizes cash proceeds received, intrinsic value realized, and income tax benefits realized for the three years ending December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Cash proceeds received	$482	$—	$10
Intrinsic value realized	4,754	106	11
Income tax benefits realized	32	45	4

17. Provision for Income Taxes

Significant components of the provision for income taxes for the three years ended December 31, 2014, 2013, and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current
Federal	$3,380	$1,652	$(2,566)
State and Local	780	599	(100)

Total Current	4,160	2,251	(2,666)
Deferred
Federal	941	2,490	(43,577)
State and Local	506	847	(8,289)

Total Deferred	1,447	3,337	(51,866)

Total Income Tax Provision	$5,607	$5,588	$(54,532)

The differences between the expense (benefit) from income taxes at the statutory U.S. Federal income tax rate of 34% and those reported in the Statements of Operations are as follows:

	Year ended December 31,
	2014	2013	2012
Federal income tax at statutory rates	34.0%	34.0%	35.0%
State income taxes, net of Federal benefit	5.6	7.2	4.1
Other	0.2	0.7	(0.5)

Total income tax expense	39.8%	41.9%	38.6%

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

Components of the Company’s deferred tax assets and liabilities are as follows for the years ended December 31:

	2014	2013
	(in thousands)
Deferred tax assets
Accrued vacation and compensation	$2,400	$1,871
Intangible assets excluding goodwill	3,705	3,753
Stock compensation	1,455	592
Restructuring charge and other accrued liabilities	1,617	1,603
Accounts receivable	60	59
Allowance for doubtful accounts	286	302
Deferred rent	1,037	1,045
Goodwill	32,178	35,868

Total deferred tax assets	42,738	45,093

Less: valuation allowance	(196)	—

Total net deferred tax assets	42,542	45,093

Deferred tax liabilities
Property and equipment	(753)	(1,886)

Total deferred tax liabilities	(753)	(1,886)

Net deferred tax asset	$41,789	$43,207

Deferred tax assets are evaluated to determine if the future tax deductions will be realizable. Future realization of tax benefits ultimately depends on the existence of sufficient taxable income within the appropriate period that is available under the tax law. All available evidence was considered to determine if a valuation allowance for deferred tax assets was needed. Based primarily on recent earnings history and actual taxable income, as well as projections of future taxable income, management believes there is sufficient positive evidence to conclude that it is more likely than not that substantially all of the deferred tax assets are fully realizable and no valuation allowance is necessary.

The Company’s analysis of uncertain tax positions determined that the Company had no uncertain tax positions and as such, no liability has been recorded as of December 31, 2014 and 2013.

The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. Federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2011.

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

The Company’s contributions for the years ended December 31, 2014, 2013 and 2012 were approximately $2.4 million, $2.3 million and $2.9 million, respectively.

19. Related Party Transactions

The Company purchased services under a subcontract from Renegade Technology, Inc., which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. The Company purchased services from Renegade Technology, Inc. of approximately $1.1 million, $0.7 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, there were no amounts due to Renegade Technology, Inc.

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

21. Subsequent Events

Acquisition of Computech, Inc.

On January 1, 2015, the Company completed its purchase of 100% of the stock of Computech, Inc., a leader in agile and lean application software development and IT operations and maintenance, for approximately $56 million, net of cash acquired. The acquisition was financed through a combination of cash on hand and borrowings of $34 million under the Company’s senior credit facility.

The acquisition of Computech, Inc. is in line with the Company’s growth strategy, which calls for the development of new customers and service offerings both organically and through mergers and acquisitions. The Company expects to allocate the purchase price between goodwill, customer relationships, covenants not to compete, and property and equipment. All goodwill and intangible asset amortization related to the acquisition of Computech, Inc. is expected to be deductible for income tax purposes. The Company will include the results of Computech, Inc. in its financial statements from the close date forward.

In accordance with Accounting Standards Codification 805, Business Combinations, a public entity is required to disclose pro forma information for business combinations that are material on an individual or aggregate basis that occurred in the current reporting period or that occurred subsequent to the current reporting period and before the filing of the Company’s financial statements, unless it is impracticable to do so. At the present time, management is completing its valuation of acquired assets and assumed liabilities, and expects that a majority of the purchase price will be allocated to intangible assets, including goodwill, backlog and customer relationships, and developed software. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The initial purchase price allocation is based upon all information available to the Company at the present time and is subject to change, and such changes could be material.

Dividends

On February 10, 2015, the Company’s Board of Directors declared a special dividend of $0.12 per share of the Company’s common stock payable on March 13, 2015 to stockholders of record on February 25, 2015.

22. Supplemental Quarterly Information (unaudited, in thousands)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly financial operating results of the Company for the years ended December 31, 2014 and 2013 are presented below.

	For the quarter ended
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
Statement of Operations Data:
Revenue	$74,440	$75,660	$77,845	$89,084	$79,895	$77,918	$82,971	$91,541
Operating costs and expenses:
Cost of revenue	62,822	64,102	65,929	78,003	69,087	67,832	71,991	80,477
General and administrative expenses	5,883	6,205	6,364	7,399	5,583	5,819	6,129	5,861
Depreciation and amortization	1,390	1,401	1,450	1,449	1,475	1,679	1,527	1,618
Acquisition and integration related expenses	150	—	—	—	—	—	—	—
Purchase contingency gain	—	—	—	—	—	(864)	—	—

Total operating costs and expenses	70,245	71,708	73,743	86,851	76,145	74,466	79,647	87,956

Operating income	4,195	3,952	4,102	2,233	3,750	3,452	3,324	3,585
Interest expense, net	104	95	82	126	128	157	248	251

Income before income taxes	4,091	3,857	4,020	2,107	3,622	3,295	3,076	3,334
Provision (benefit) for income taxes	1,651	1,495	1,594	866	1,621	1,344	1,265	1,359

Net income	$2,440	$2,362	$2,426	$1,241	$2,001	$1,951	$1,811	$1,975

Earnings per share
Basic	$0.19	$0.18	$0.19	$0.10	$0.16	$0.15	$0.14	$0.15
Diluted	$0.18	$0.18	$0.18	$0.09	$0.16	$0.15	$0.14	$0.15