Form 10-Q
period 2015-03-31
NCI, Inc.
filed 2015-05-04
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2015

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

As of April 24, 2015, there were 8,323,356 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into shares of Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended March 31,
	2015	2014

Revenue	$80,968	$89,084

Operating expenses:
Cost of revenue	67,602	78,003
General and administrative expenses	6,629	7,399
Depreciation and amortization	2,089	1,449
Acquisition and integration related expenses	230	—

Total operating expenses	76,550	86,851

Operating income	4,418	2,233
Interest expense, net	238	126

Income before income taxes	4,180	2,107
Provision for income taxes	1,775	866

Net income	$2,405	$1,241

Earnings per share:
Basic:
Weighted average shares outstanding	12,968	12,846

Net income per share	$0.19	$0.10

Diluted:

Weighted average shares outstanding	13,601	13,367

Net income per share	$0.18	$0.09

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of March 31, 2015	As of December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$706	$25,819
Accounts receivable, net	53,000	52,856
Deferred tax assets, net	3,942	3,950
Prepaid expenses and other current assets	5,772	3,382

Total current assets	63,420	86,007

Property and equipment, net	6,780	7,371
Other assets	1,753	1,748
Deferred tax assets, net	37,774	37,839
Intangible assets, net	22,299	3,719
Goodwill	33,706	—

Total assets	$165,732	$136,684

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$15,519	$15,646
Accrued salaries and benefits	15,769	16,481
Deferred revenue	3,884	3,226
Other accrued expenses	5,541	4,653

Total current liabilities	40,713	40,006

Long-term debt	27,000	—
Other long-term liabilities	2,899	2,901

Total liabilities	70,612	42,907

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,240 shares issued and 8,323 shares outstanding as of March 31, 2015, and 9,223 shares issued and 8,306 shares outstanding as of December 31, 2014	176	175
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of March 31, 2015 and December 31, 2014	89	89
Additional paid-in capital	74,903	74,406
Treasury stock at cost—917 shares of Class A common stock as of March 31, 2015 and December 31, 2014	(8,331)	(8,331)
Retained earnings	28,283	27,438

Total stockholders’ equity	95,120	93,777

Total liabilities and stockholders’ equity	$165,732	$136,684

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,405	$1,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,089	1,449
Share-based compensation	370	1,943
Deferred income taxes	73	43
Changes in operating assets and liabilities: (net of businesses acquired)
Accounts receivable, net	5,242	(3,138)
Prepaid expenses and other assets	691	(1,805)
Accounts payable	(1,035)	3,494
Accrued expenses and other liabilities	(3,606)	(2,129)

Net cash provided by operating activities	6,229	1,098

Cash flows from investing activities:
Purchases of property and equipment	(251)	(93)
Cash paid for acquisition, net of cash acquired	(56,657)	—

Net cash used in investing activities	(56,908)	(93)

Cash flows from financing activities:
Borrowings under credit facility	72,340	29,559
Repayments on credit facility	(45,340)	(30,559)
Proceeds from exercise of stock options	127	136
Dividends paid	(1,561)	—

Net cash provided by (used in) financing activities	25,566	(864)

Net change in cash and cash equivalents	(25,113)	141
Cash and cash equivalents, beginning of period	25,819	50

Cash and cash equivalents, end of period	$706	$191

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$211	$106

Income taxes	$541	$843

Non-cash investing and finance activities during the period for:
Leasehold improvements acquired under tenant improvement funds	—	706

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of March 31, 2015 and its results of operations and cash flows for the three months ended March 31, 2015 and 2014, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except share and per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

2. Business Overview

NCI is a worldwide provider of leading-edge enterprise services and solutions to Defense, Intelligence, Healthcare, and Civilian Government agencies. NCI focuses on helping customers achieve higher levels of performance by utilizing cutting-edge technologies and methodologies in the following capability areas: Cloud Computing and IT Infrastructure Optimization, Cybersecurity and Information Assurance, Engineering and Logistics Support, Enterprise Information Management and Advanced Analytics, Health IT and Medical Support, IT Service Management, Software and Systems Development/Integration, and Modeling, Training and Simulation. The Company provides these services to U.S. Defense, Intelligence, and Federal Civilian agencies. The majority of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. NCI primarily conducts business throughout the United States. The Company reports operating results and financial data as one reportable segment.

For the three months ended March 31, 2015, the Company generated approximately 60% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 40% of revenue from federal civilian agencies. For the three months ended March 31, 2014, the Company generated approximately 78% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 22% of revenue from federal civilian agencies.

NCI’s PEO Soldier contract is the Company’s largest revenue-generating contract and accounted for approximately 10% and 11% of revenue for the three months ended March 31, 2015 and 2014, respectively. The Company’s PEO Soldier contract is a cost-plus fee contract consisting of a base period and two option periods for a total term of three years which commenced in September 2012.

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended March 31, 2015 and 2014, approximately 109,000 and 21,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Net income	$2,405	$1,241

Weighted average number of basic shares outstanding during the period	12,968	12,846
Effect of dilutive potential common shares	633	521

Weighted average number of diluted shares outstanding during the period	13,601	13,367

Basic earnings per share	$0.19	$0.10

Diluted earnings per share	$0.18	$0.09

4. Accounts Receivable

Accounts receivable consist of billed and unbilled amounts at the end of each period:

	As of
	March 31, 2015	December 31, 2014
Billed receivables	$20,059	$25,231
Unbilled receivables:
Amounts billable at end of period	26,306	21,677
Other	7,377	6,690

Total unbilled receivables	33,683	28,367

Total accounts receivable	53,742	53,598
Less: Allowance for doubtful accounts	742	742

Total accounts receivable, net	$53,000	$52,856

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all unbilled receivables are expected to be billed and collected within the next 12 months.

5. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	March 31, 2015	December 31, 2014
Property and equipment
Furniture and equipment	$24,250	$23,896
Leasehold improvements	9,226	9,221
Real property	549	549

	34,025	33,666
Less: Accumulated depreciation and amortization	27,245	26,295

Property and equipment, net	$6,780	$7,371

Depreciation expense for the three months ended March 31, 2015 and 2014 was $1.0 million.

6. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	March 31, 2015	December 31, 2014
Contract and customer relationships	$39,594	$20,987
Developed software	1,113	—
Less: Accumulated amortization	18,408	17,268

Intangible assets, net	$22,299	$3,719

Amortization expense of intangible assets for the three months ended March 31, 2015 and 2014 was $1.1 million and $0.4 million, respectively. Intangible assets are primarily amortized on a straight line basis over periods ranging from three to eleven years. Expected amortization expense for the remainder of the fiscal year ending December 31, 2015, and for each of the fiscal years thereafter, is as follows:

For the year ending December 31,
2015 (remaining nine months)	$3,068
2016	3,645
2017	3,632
2018	3,150
2019	3,049
Thereafter	5,755

$22,299

7. Share-Based Payments

During the three months ended March 31, 2015, the Company granted 50,000 stock options to purchase shares of Class A common stock with a weighted-average exercise price of $10.13, which represents the fair market value at the date of grant. During the three months ended March 31, 2015, 17,500 stock options were exercised at a weighted-average exercise price of $7.28. As of March 31, 2015, there were approximately 1,678,000 stock options outstanding.

During the three months ended March 31, 2015, 6,250 restricted shares vested. As of March 31, 2015, there were approximately 37,500 shares of restricted stock outstanding.

During the three months ended March 31, 2014, approximately 737,000 of the options granted in June of 2013 vested on an accelerated vesting schedule after the Company’s stock price reached two discrete acceleration milestones of a continuous 30-day average stock price of $8.00 and $10.00 per share, respectively. This accelerated vesting added approximately $1.1 million and $0.4 million in additional stock compensation costs to general and administrative expenses and cost of revenue, respectively.

The following table summarizes stock compensation expense allocated to cost of revenue and general and administrative costs for the three months ended March 31, 2015 and 2014:

	Three months ended March,
	2015	2014
Cost of revenue	$63	$476
General and administrative	307	1,468

	$370	$1,944

As of March 31, 2015, there was approximately $1.0 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next four years, with approximately $0.6 million, $0.2 million, $0.1 million, and $0.1 million amortized during the remainder of 2015, and the full year of 2016, 2017 and 2018, respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income and expensed over the service period of the options.

8. Debt

The Company’s senior credit facility, amended in December 2014, referred to herein as the “credit facility,” consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of the Company’s outstanding senior funded debt to earnings before interest, taxes, depreciation, and amortization (EBITDA) as defined in the credit facility agreement. The credit facility expires on January 31, 2017.

The credit facility contains various restrictive covenants that, among other provisions, restrict the Company’s ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including limits on cash dividends on the Company’s outstanding common stock or equivalent equity interests; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to maintain a minimum fixed charge coverage ratio, maintain a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of March 31, 2015, the Company was in compliance with all of its loan covenants.

The credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase outstanding shares of Class A common stock. No stock repurchases took place in the three months ended March 31, 2015. At March 31, 2015, $16.7 million was remaining under the Board of Directors’ authorization for share repurchases.

During the first quarter of 2015, NCI had a weighted average outstanding loan balance of $28.6 million which accrued interest at a weighted average borrowing rate of 2.3%. During the first quarter of 2014, NCI had a weighted average outstanding loan balance of $3.8 million which accrued interest at a weighted average borrowing rate of 2.3%.

As of March 31, 2015, the outstanding balance under the credit facility was $27.0 million and interest accrued at a rate of one-month LIBOR plus 210 basis points, or 2.3%.

9. Computech Acquisition

On January 1, 2015, the Company completed its purchase of 100% of the stock of Computech, Inc., a leader in agile and lean application software development and IT operations and maintenance, for approximately $56 million, net of cash acquired. The acquisition of Computech, Inc. is in line with the Company’s growth strategy, which calls for the development of new customers and service offerings both organically and through mergers and acquisitions. The acquisition was financed through a combination of cash on hand and borrowings of $34 million under the Company’s senior credit facility. Of the payment made at closing, $4.0 million was deposited into an escrow pending final determination of the working capital acquired and to secure the sellers’ indemnification obligations. Any remaining escrow amount at the end of the indemnification period not encumbered as a result of one or more indemnification claims will be distributed to the sellers.

The acquisition has been accounted for under the acquisition method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill. Total acquisition and integration related costs through March 31, 2015 were approximately $0.2 million.

Purchase Price

Base purchase price	$56,000
Working capital adjustment at closing	3,971

Preliminary Purchase price	$59,971

NCI purchased Computech for $56.0 million, plus an additional $4.0 million in certain adjustments related to working capital. The purchase price was established based on upon estimated working capital and estimates of capital expenditures. Adjustments were made to the purchase price based on actual working capital balances acquired and capital expenditures made as of the acquisition date. The initial working capital adjustment occurred on January 1, 2015.

The following pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the years presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the Computech acquisition had occurred on January 1, 2014:

	Pro Forma Financial Information
	Three months ended March,
	2015	2014
Revenue	$80,968	$98,222
Net income	$2,405	$2,230
Basic earnings per share	$0.19	$0.17
Diluted earnings per share	$0.18	$0.17

Preliminary Allocation of Purchase Price

NCI is evaluating the valuation of the assets acquired and liabilities assumed of Computech and will complete the purchase accounting entries relating to the acquisition prior to the quarter ending March 31, 2016. The fair values assigned to the intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Based on the Company’s preliminary valuation, the total estimated consideration of $60.0 million has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed, as follows:

Cash	$3,314
Accounts receivable	5,385
Property and equipment	108
Other assets	3,086
Goodwill	33,706
Definite-life intangible assets	19,720
Accounts Payable	(909)
Accrued salary and benefits	(4,112)
Other accrued expenses	(68)
Deferred revenue	(227)
Deferred rent	(32)
$59,971

The definite life intangibles recognized in the allocation of the Computech purchase price consists of $18.6 million in contracts and customer relationships and $1.1 million in developed software. The fair value of the definite-lived intangible asset for contracts and customer relationships is based on existing customer contracts and anticipated follow-on contracts with existing customers and will be amortized on a straight-line basis over its expected life of seven years. The fair value of the definite-lived intangible asset for developed software will be amortized on a straight-line basis over its expected useful life of three years.

All goodwill and intangible asset amortization related to the acquisition of Computech, Inc. is expected to be deductible for income tax purposes.

10. Dividends

Our Board of Directors declared and the Company paid the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

February 11, 2015	$0.12	February 20, 2015	$1,561	March 13, 2015

11. Related Party Transactions

The Company purchased services under a subcontract from Renegade Technology Systems, Inc. (formerly Net Commerce Corporation), which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman and Chief Executive Officer of the Company. For the three months ended March 31, 2015 and 2014, the expense incurred under this agreement was approximately $166,000 and $354,000 respectively. As of March 31, 2015 and March 31, 2014, outstanding amounts due to Renegade Technology Systems, Inc. were $68,030 and $73,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	Our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority our revenue; a change in funding of our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts

•	A reduction in the overall U.S. Defense budget, volatility in spending authorizations for Defense and Intelligence-related programs by the U.S. Federal Government or a shift in spending to programs in areas where we do not currently provide services

•	Delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011; U.S. Federal Governmental shutdowns (such as the shutdown that occurred during the U.S. Federal Government’s 1996 and 2013 fiscal years); and other potential delays in the U.S. Federal Government appropriations process

•	Changes in U.S. Federal Government programs or requirements, including the increased use of small business providers

•	Failure to achieve contract awards in connection with recompetes for present business and/or competition for new business

•	U.S. Federal Government agencies more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures

•	Adverse results of U.S. Federal Government audits of our government contracts

•	Competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)

•	Failure to identify and successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans

•	Economic conditions in the United States, including conditions that result from terrorist activities or war

•	Material changes in policies, laws, or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, and (v) competition for task orders under Government Wide Acquisition Contracts, agency-specific Indefinite Delivery/Indefinite Quantity contracts and/or schedule contracts with the General Services Administration

•	U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs

•	Our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize future deferred tax assets benefits

•	Risk of contract non-performance or termination

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC, and from time to time in other filings with the SEC, such as our Forms 8-K and 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us,” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

OVERVIEW

We are a provider of information technology (IT) and professional engineering services and solutions to U.S. Federal Government Agencies. Our technology and industry expertise enables us to provide a wide spectrum of services and solutions that assist our customers in achieving their program goals. We deliver these complex services and solutions by leveraging our skills across eight core capabilities:

•	Cloud Computing and IT infrastructure optimization

•	Cybersecurity and information assurance

•	Engineering and logistics support

•	Enterprise information management and advanced analytics

•	Health IT and Medical Support

•	IT Service Management

•	Modeling, Training and Simulation

•	Software and Systems Development/Integration

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended March 31,
	2015	2014
Revenue derived from prime contracts	91%	93%

Customer Group Revenue

The following table shows our revenue from the customer groups listed as a percentage of total revenue for the periods shown.

	Three months ended March 31,
	2015	2014
Department of Defense and intelligence agencies	60%	78%
U.S. Federal civilian agencies	40%	22%

The increase in revenue from U.S. federal civilian agencies for the period ending March 31, 2015 is mainly due to the acquisition of Computech in January 2015.

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2015	2014
Time-and-materials	24%	14%
Cost-plus fee	45%	54%
Firm fixed-price	31%	32%

The increase in revenue from time-and-materials contracts for the period ending March 31, 2015 is mainly due to the acquisition of Computech in January 2015.

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

Contract Backlog

As of	Funded Backlog	Total Backlog
	(in millions)
March 31, 2015	$180	$401
December 31, 2014	184	410

We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts that we believe have a more likely than not probability of being exercised. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC, agency-specific IDIQ, or other multiple-award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog, not included above, as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC.

Computech Acquisition

On January 1, 2015, the Company completed its purchase of 100% of the stock of Computech, Inc., a leader in agile and lean application software development and IT operations and maintenance, for approximately $56 million, net of cash acquired. The acquisition was financed through a combination of cash on hand and borrowings of $34 million under the Company’s senior credit facility.

The acquisition of Computech, Inc. is in line with the Company’s growth strategy, which calls for the development of new customers and service offerings both organically and through mergers and acquisitions. The Company expects to allocate the purchase price between goodwill, customer relationships, and property and equipment. All goodwill and intangible asset amortization related to the acquisition of Computech, Inc. is expected to be deductible for income tax purposes. The Company will include the results of Computech, Inc. in its financial statements from the closing date forward.

In accordance with Accounting Standards Codification 805, Business Combinations, management is completing its valuation of acquired assets and assumed liabilities, and expects that a majority of the purchase price will be allocated to intangible assets, including goodwill, backlog and customer relationships, and developed software. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The initial purchase price allocation is based upon all information available to the Company at the present time and is subject to change, and such changes could be material.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2015	2014	2015	2014
	(in thousands)		(as a percentage of revenue)
Revenue	$80,968	$89,084	100.0%	100.0%

Operating expenses:
Cost of revenue	67,602	78,003	83.5	87.6
General and administrative expenses	6,629	7,399	8.2	8.2
Depreciation and amortization	2,089	1,449	2.6	1.7
Acquisition and integration related expenses	230	—	0.2	—

Total operating expenses	76,550	86,851	94.5	97.5

Operating income	4,418	2,233	5.5	2.5
Interest expense, net	238	126	0.3	0.1

Income before income taxes	4,180	2,107	5.2	2.4
Provision for income taxes	1,775	866	2.2	1.0

Net income	$2,405	$1,241	3.0%	1.4%

Revenue

For the three months ended March 31, 2015, revenue decreased by 9.1%, or $8.1 million, over the same period a year ago. This decrease in revenue is principally due to lower material pass-throughs and revenue from certain NCI contracts that were transitioned to small business set-aside contracts. Other factors included reductions in staffing and scope of work on certain contracts, including NCI’s PEO Soldier program. The decrease was partially offset by revenues derived under contracts from our Computech acquisition. NCI’s PEO Soldier contract accounted for $8.4 million, or 10.3% of revenue, in the first quarter of 2015, down $1.8 million from $10.2 million, or 11.4% of revenue, in the first quarter of 2014.

Cost of revenue

Cost of revenue for the three months ended March 31, 2015 was $67.6 million, or 83.5% of revenue, compared to $78.0 million, or 87.6% of revenue, for the three months ended March 31, 2014. The decrease was primarily the result of lower costs attributable to revenues provided by the reduced contract base described above. The decrease of cost of revenue as a percentage of revenue was primarily due to a greater proportion of revenue derived from direct labor, lower stock compensation expense, higher-margin revenue provided the acquisition of Computech and the receipt of certain award fees.

General and administrative expenses

General and administrative expense decreased 10.4%, or $0.8 million, for the three months ended March 31, 2015, as compared to the same period a year ago. The decrease was primarily due to lower stock compensation expense, partially offset by higher business development costs to support our bid and proposal efforts.

Depreciation and amortization

Depreciation and amortization expense was approximately $2.1 million and $1.5 million for the quarters ended March 31, 2015 and 2014, respectively. The increase was primarily due to amortization of intangible assets associated with the acquisition of Computech.

Interest expense, net

Net interest expense was $0.2 million and $0.1 million for the quarters ended March 31, 2015 and 2014, respectively. This increase was primarily due to a higher average loan balance in the quarter ended March 31, 2015. During the first quarter of 2015, we had a weighted average outstanding loan balance of $28.6 million which accrued interest at a weighted average borrowing rate of 2.3%. During the first quarter of 2014, we had a weighted average outstanding loan balance of $3.8 million which accrued interest at a weighted average borrowing rate of 2.3%.

Income taxes

Income tax expense increased by $0.9 million in the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was due to higher operating income for the period ended March 31, 2015, and an increase in our effective tax rate. The effective income tax rate for the quarter ended March 31, 2015 was approximately 42.5% compared with 41.1% for the quarter ended March 31, 2014. The increase in effective tax rate resulted from discrete charges within the quarter due to changes in the blended state tax rate.

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

During the first quarter of 2015, the balance of accounts receivable increased by $0.1 million to $53.0 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) decreased 6 days to 59 days at March 31, 2015 as compared to 65 days at December 31, 2014. As of March 31, 2015, $27.0 million was due under the credit facility, as compared to $0.0 million outstanding as of December 31, 2014, reflecting $27.0 million of net borrowing during the first three months of 2015 due to the acquisition of Computech, Inc. on January 1, 2015. Net cash provided by operating activities was $6.2 million at March 31, 2015 and was used to pay down borrowings under the credit facility and pay a special one-time dividend of $0.12 per share in the period ending March 31, 2015. On January 1, 2015, the Company completed its purchase of 100% of the stock of Computech, Inc., a leader in agile and lean application software development and IT operations and maintenance, for approximately $56 million, net of cash acquired.

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

During 2014 and the three months ended March 31, 2015, we did not purchase any shares. At March 31, 2015, we had $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

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

The loan interest accrual rate is set monthly at one-month LIBOR plus a set amount per the credit facility, amended in December 2014.

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

As of March 31, 2015, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first quarter of 2015. Refer to our Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk relates to changes in interest rates for borrowings under its credit facility. For the quarter ended March 31, 2015, a change of one percentage point in interest rates would have changed NCI’s interest expense or cash flows by less than $0.1 million. This estimate is based on our average balances for the period.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2015, under the supervision and with the participation of NCI’s management, including our chief executive officer and our chief financial officer, the Company had evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on this evaluation, NCI’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2015, such that the information that is required to be disclosed in NCI’s reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including NCI’s chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no significant changes from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of NCI, Inc., and stockholders of AdvanceMed Corporation dated as of February 24, 2011 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2011)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on March 12, 2009).

4.4*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.5*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on March 12, 2009).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI, Inc., NCI Information Systems Incorporated, Operational Technologies Services, Inc., as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 13, 2010, and filed with the Commission on December 15, 2010).

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.6	Waiver and Amendment to Amended and Restated Loan and Security Agreement, dated as of December 31, 2012, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 7, 2013, and filed with the Commission on January 8, 2013).

10.7	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2013, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 23, 2013, and filed with the Commission on December 23, 2013).

Number	Description

10.8	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 22, 2014, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K dated December 29, 2014, and filed with the Commission on December 29, 2014).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: May 1, 2015	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)