Form 10-Q
period 2015-09-30
NCI, Inc.
filed 2015-11-02
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

As of October 26, 2015, there were 8,656,065 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,700,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into shares of Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$82,310	$75,660	$249,077	$242,588
Operating expenses:
Cost of revenue	68,677	64,102	207,832	208,033
General and administrative expenses	6,445	6,205	19,941	19,967
Depreciation and amortization	1,794	1,401	5,774	4,302
Acquisition and integration related expenses	6	—	428	—

Total operating expenses	76,922	71,708	233,975	232,302

Operating income	5,388	3,952	15,102	10,286
Interest expense, net	204	95	662	302

Income before income taxes	5,184	3,857	14,440	9,984
Provision for income taxes	2,013	1,495	5,818	3,956

Net income	$3,171	$2,362	$8,622	$6,028

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,029	12,903	13,004	12,879
Net income per share	$0.24	$0.18	$0.66	$0.47

Diluted:
Weighted average shares outstanding	13,697	13,486	13,659	13,475
Net income per share	$0.23	$0.18	$0.63	$0.45

Cash dividend declared and paid per share	$—	$—	$0.12	$—

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of September 30, 2015	As of December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$24	$25,819
Accounts receivable, net	52,820	52,856
Deferred tax assets, net	3,942	3,950
Prepaid expenses and other current assets	2,589	3,382

Total current assets	59,375	86,007
Property and equipment, net	6,440	7,371
Other assets	1,562	1,748
Deferred tax assets, net	37,619	37,839
Intangible assets, net	20,239	3,719
Goodwill	33,878	—

Total assets	$159,113	$136,684

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$15,167	$15,646
Accrued salaries and benefits	17,999	16,481
Deferred revenue	2,868	3,226
Other accrued expenses	7,090	4,653

Total current liabilities	43,124	40,006

Long-term debt	11,297	—
Other long-term liabilities	2,636	2,901

Total liabilities	57,057	42,907

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,258 shares issued and 8,341 shares outstanding as of September 30, 2015, and 9,223 shares issued and 8,306 shares outstanding as of December 31, 2014	176	175
Class B common stock, $0.019 par value—12,500 shares authorized; 4,700 shares issued and outstanding as of September 30, 2015 and December 31, 2014	89	89
Additional paid-in capital	75,623	74,406
Treasury stock at cost—917 shares of Class A common stock as of September 30, 2015 and December 31, 2014	(8,331)	(8,331)
Retained earnings	34,499	27,438

Total stockholders’ equity	102,056	93,777

Total liabilities and stockholders’ equity	$159,113	$136,684

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$8,622	$6,028
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,774	4,302
Share-based compensation	1,036	2,774
Deferred income taxes	228	(72)
Changes in operating assets and liabilities: (net of businesses acquired)
Accounts receivable, net	5,421	9,209
Prepaid expenses and other assets	3,893	474
Accounts payable	(1,387)	(3,344)
Accrued expenses and other liabilities	(1,105)	1,670

Net cash provided by operating activities	22,482	21,041

Cash flows from investing activities:
Purchases of property and equipment	(1,537)	(586)
Cash paid for acquisition, net of cash acquired	(56,657)	—

Net cash used in investing activities	(58,194)	(586)

Cash flows from financing activities:
Borrowings under credit facility	146,395	42,496
Repayments on credit facility	(135,099)	(43,496)
Proceeds from exercise of stock options	235	253
Repurchase of stock awards	(53)	(86)
Dividends paid	(1,561)	—

Net cash provided by (used in) financing activities	9,917	(833)

Net change in cash and cash equivalents	(25,795)	19,622
Cash and cash equivalents, beginning of period	25,819	50

Cash and cash equivalents, end of period	$24	$19,672

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$588	$247

Income taxes	$2,871	$3,460

Non-cash investing and finance activities during the period for:
Leasehold improvements acquired under tenant improvement funds	$—	$706

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of September 30, 2015 and its results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except share and per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

2. Business Overview

NCI is a leading provider of enterprise solutions and services to U.S. defense, intelligence, health care and civilian government agencies. We have the expertise and proven track record to solve our customers’ most important and complex mission challenges through technology and innovation. Our team of highly skilled professionals focuses on delivering cost-effective solutions and services in the areas of agile software application and systems development/integration; cybersecurity and information assurance; engineering and logistics support; enterprise information management and advanced analytics; cloud computing and IT infrastructure optimization; health IT and medical support; IT service management; and modeling, simulation and training. Headquartered in Reston, Virginia, we have more than 1,800 employees operating at more than 100 locations worldwide. The majority of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. NCI primarily conducts business throughout the U.S. The Company reports operating results and financial data as one reportable segment.

For the three months ended September 30, 2015, the Company generated approximately 59% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 41% of revenue from federal civilian agencies. For the nine months ended September 30, 2015, the Company generated approximately 60% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 40% of revenue from federal civilian agencies. For the three months ended September 30, 2014, the Company generated approximately 73% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 27% of revenue from federal civilian agencies. For the nine months ended September 30, 2014, the Company generated approximately 75% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 25% of revenue from federal civilian agencies.

NCI’s Program Executive Office Soldier (“PEO Soldier”) contract is the Company’s largest revenue-generating contract and accounted for approximately 9% and 11% of revenue for the three months ended September 30, 2015 and 2014, respectively. PEO Soldier accounted for approximately 10% and 12% of revenue for the nine months ended September 30, 2015 and 2014, respectively. The Company’s PEO Soldier contract is a cost-plus fee contract consisting of a base period and two option periods for a total term of three years which commenced in September 2012. During the third quarter of 2015, NCI was awarded the follow-on contract for PEO Soldier and prevailed after a competitor’s protest was dismissed. The new contract is valued at $211.0 million and is a cost-plus fee vehicle consisting of a transition period, a base period and four option periods for a total term of five years commencing on October 1, 2015.

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended September 30, 2015 and 2014, approximately 30,000 and 22,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the nine months ended September 30, 2015 and 2014, approximately 63,000 and 16,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the computation of basic and diluted earnings per common share (Class A and Class B) for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net Income	$3,171	$2,362	$8,622	$6,028

Weighted average number of basic shares outstanding during the period	13,029	12,903	13,004	12,879
Effect of dilutive potential common shares	668	583	655	596

Weighted average number of diluted shares outstanding during the period	13,697	13,486	13,659	13,475

Basic earnings per share	$0.24	$0.18	$0.66	$0.47

Diluted earnings per share	$0.23	$0.18	$0.63	$0.45

4. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts. The following table details accounts receivable at the end of each period:

	As of
	September 30, 2015	December 31, 2014
Billed receivables	$20,919	$25,231
Unbilled receivables:
Amounts billable at end of period	24,186	21,677
Other	8,457	6,690

Total unbilled receivables	32,643	28,367

Total accounts receivable	53,562	53,598
Less: Allowance for doubtful accounts	742	742

Total accounts receivable, net	$52,820	$52,856

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all unbilled receivables are expected to be billed and collected within the next 12 months.

5. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	September 30, 2015	December 31, 2014
Property and equipment
Furniture and equipment	$25,492	$23,896
Leasehold improvements	9,270	9,221
Real property	549	549

	35,311	33,666
Less: Accumulated depreciation and amortization	28,871	26,295

Property and equipment, net	$6,440	$7,371

Depreciation and amortization expense for the three months ended September 30, 2015 and 2014 was $0.8 million and $1.0 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2015 and 2014 was $2.6 million and $3.1 million, respectively.

6. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	September 30, 2015	December 31, 2014
Contract and customer relationships	$28,979	$20,987
Developed software	1,113	—
Less: Accumulated amortization	(9,853)	(17,268)

Intangible assets, net	$20,239	$3,719

Amortization expense of intangible assets for the three months ended September 30, 2015 and 2014 was $1.0 million and $0.4 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2015 and 2014 was $3.2 million and $1.2 million, respectively. Intangible assets are primarily amortized on a straight line basis over periods ranging from three to eleven years. Expected amortization expense for the remainder of the fiscal year ending December 31, 2015, and for each of the fiscal years thereafter, is as follows:

For the year ending December 31,
2015 (remaining three months)	$1,008
2016	3,645
2017	3,632
2018	3,150
2019	3,049
Thereafter	5,755

$20,239

7. Share-Based Payments

During the three months ended September 30, 2015, the Company did not grant any stock options to purchase shares of Class A common stock. During the nine months ended September 30, 2015, the Company granted 85,000 stock options to purchase shares of Class A common stock with a weighted-average exercise price of $10.41, which represents the fair market value at the date of grant. During the three and nine months ended September 30, 2015, 2,500 stock options and 40,000 stock options were exercised at a weighted-average price of $7.28 and $5.90, respectively. As of September 30, 2015, there were approximately 1,678,359 stock options outstanding.

During the three months ended September 30, 2015, 11,250 restricted shares vested, with 1,231 shares cancelled to cover individual tax liabilities. During the nine months ended September 30, 2015, 37,500 restricted shares vested, with 4,791 shares cancelled to cover individual tax liabilities. As of September 30, 2015, there were 6,250 shares of restricted stock outstanding

During the nine months ended September 30, 2014, approximately 737,000 of the options granted in June of 2013 vested on an accelerated vesting schedule after the Company’s stock price reached two discrete acceleration milestones of a continuous 30-day average stock price of $8.00 and $10.00 per share, respectively. This accelerated vesting added approximately $1.1 million and $0.4 million in additional stock compensation costs to general and administrative expenses and cost of revenue, respectively, for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, approximately 335,000 of the options granted in June of 2013 vested on an accelerated vesting schedule after the Company’s stock price reached the final acceleration milestone of a continuous 30-day average stock price of $12.00 per share. This accelerated vesting added a nominal amount in additional stock compensation costs to general and administrative expenses and cost of revenue, respectively, for the nine months ended September 30, 2015. The following table summarizes stock compensation expense allocated to cost of revenue and general and administrative costs for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of revenue	$76	$79	$199	$633
General and administrative	264	282	837	2,141

	$340	$361	$1,036	$2,774

As of September 30, 2015, there was approximately $0.6 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next four years, with approximately $0.1 million, $0.2 million, $0.2 million, and $0.1 million amortized during the remainder of 2015, and the full years of 2016, 2017 and 2018, respectively. The cost of stock compensation is included in the Company’s Consolidated Statements of Income and expensed over the service period of the options.

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

The credit facility contains various covenants that limit, among other things, the Company’s ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including limits on cash dividends on the Company’s outstanding common stock or equivalent equity interests; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to maintain a minimum fixed charge coverage ratio, maintain a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of September 30, 2015, the Company was in compliance with all of its loan covenants.

The credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase outstanding shares of Class A common stock. No stock repurchases took place in the three or nine months ended September 30, 2015. At September 30, 2015, $16.7 million was remaining under the board of directors’ authorization for share repurchases.

During the third quarter of 2015, NCI had a weighted average outstanding loan balance of $18.8 million which accrued interest at a weighted average borrowing rate of 2.3%. During the third quarter of 2014, NCI had a weighted average outstanding loan balance of zero which would have accrued interest at a weighted average borrowing rate of 2.3% had there been a balance.

As of September 30, 2015, the outstanding balance under the credit facility was $11.3 million and interest accrued at a rate of one-month LIBOR plus 210 basis points, or 2.3%.

9. Computech Acquisition

On January 1, 2015, the Company completed its purchase of 100% of the outstanding stock of Computech, Inc. (“Computech”), a leader in agile and lean application software development and IT operations and maintenance, for approximately $56.7 million, net of cash acquired.

The acquisition has been accounted for under the acquisition method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill. Total acquisition and integration related costs through September 30, 2015 were approximately $0.4 million.

The following pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the Computech acquisition had occurred on January 1, 2014. Amortization of purchased intangibles and acquisition and integration related costs for the acquisition of Computech are included in all periods presented.

	Pro Forma Financial Information
	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	$82,310	$88,031	$249,077	$274,776
Net income	$3,171	$3,828	$8,622	$8,755
Basic earnings per share	$0.24	$0.30	$0.66	$0.68
Diluted earnings per share	$0.23	$0.28	$0.63	$0.65

Preliminary Allocation of Purchase Price

NCI is evaluating the valuation of the assets acquired and liabilities assumed of Computech and will complete the purchase accounting entries relating to the acquisition prior to the end of NCI’s quarter ending March 31, 2016. The fair values assigned to the intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Based on the Company’s preliminary valuation, the total consideration of approximately $56.7 million, net of $3.3 million of cash acquired, has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed, as follows:

Accounts receivable	5,385
Property and equipment	108
Other assets	2,914
Goodwill	33,878
Definite-life intangible assets	19,720
Accounts Payable	(909)
Accrued salary and benefits	(4,112)
Other accrued expenses	(68)
Deferred revenue	(227)
Deferred rent	(32)

$56,657

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

11. Related Party Transactions

The Company purchased services under a subcontract from Renegade Technology Systems, Inc. (formerly Net Commerce Corporation), which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, Chairman of the Board. For the three months ended September 30, 2015 and 2014, the expense incurred under this agreement was approximately $177,000 and $270,000, respectively. For the nine months ended September 30, 2015 and 2014, the expense incurred under this agreement was approximately $525,000 and $687,000, respectively. As of September 30, 2015 and 2014, outstanding amounts due to Renegade Technology Systems, Inc. under this agreement were $51,137 and zero, respectively.

12. Contingencies

Government Audits

Payments to the Company on U.S. Federal Government contracts are subject to adjustment upon audit by various agencies of the U.S. Federal Government. Audits of costs and the related payments have been performed through 2007 for NCI Information Systems, Inc., the Company’s primary corporate vehicle for government contracting. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations, or liquidity.

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

OVERVIEW

We are a provider of information technology (“IT”) and professional services and solutions primarily to U.S. Federal Government agencies. Our technology and industry expertise enables us to provide a wide spectrum of services and solutions that assist our customers in achieving their program goals. We deliver these complex services and solutions by leveraging our skills across eight core capabilities:

•	Cloud Computing and IT Infrastructure Optimization

•	Cybersecurity and Information Assurance

•	Engineering and Logistics Support

•	Enterprise Information Management and Advanced Analytics

•	Health IT and Medical Support

•	IT Service Management

•	Modeling, Training and Simulation

•	Agile Development and Integration

Our team of highly skilled professionals is committed to service excellence and delivers innovative, cost-effective enterprise services and solutions on time and within budget. We are focused on reshaping the way services and solutions are delivered to our customers in order to proactively understand and meet their mission needs and enable them to rapidly adapt to dynamic environments. Headquartered in Reston, Virginia, the Company currently operates in more than 100 locations around the globe. We report operating results and financial data as one reportable segment.

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue derived from prime contracts	92%	92%	92%	92%

Customer Group Revenue

The following table shows our revenue from the customer groups listed as a percentage of total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Department of Defense and intelligence agencies	59%	73%	60%	75%
U.S. Federal civilian agencies	41%	27%	40%	25%

The increase in revenue from U.S. federal civilian agencies for the period ending September 30, 2015 is mainly due to the acquisition of Computech in January 2015.

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Time-and-materials	23%	16%	23%	16%
Cost-plus fee	49%	51%	48%	52%
Firm fixed-price	28%	33%	29%	32%

The increase in revenue from time-and-materials contracts for the period ending September 30, 2015 is mainly due to the acquisition of Computech in January 2015.

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

Contract Backlog

As of	Funded Backlog	Total Backlog
	(in millions)
September 30, 2015	$136	$506
December 31, 2014	184	410

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

Computech Acquisition

On January 1, 2015, we completed our purchase of 100% of the outstanding stock of Computech, a leader in agile and lean application software development and IT operations and maintenance, for approximately $56.7 million, net of cash acquired. The acquisition was financed through a combination of cash on hand and borrowings of $34.0 million under our senior credit facility (described below).

The acquisition of Computech is in line with our growth strategy, which calls for the development of new customers and service offerings both organically and through mergers and acquisitions. We expect to allocate the purchase price among goodwill, customer relationships, and property and equipment. All goodwill and intangible asset amortization related to the acquisition of Computech is expected to be deductible for income tax purposes. We have included the results of Computech in our financial statements from the closing date forward.

In accordance with Accounting Standards Codification 805, Business Combinations, management is completing its valuation of acquired assets and assumed liabilities, and expects that a majority of the purchase price will be allocated to intangible assets, including goodwill, backlog and customer relationships, and developed software. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The initial purchase price allocation is based upon all information available to us at the present time and is subject to change, and such changes could be material.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(as a percentage of revenue)
Revenue	$82,310	$75,660	100.0%	100.0%
Operating expenses:
Cost of revenue	68,677	64,102	83.4	84.7
General and administrative expenses	6,445	6,205	7.8	8.2
Depreciation and amortization	1,794	1,401	2.2	1.9
Acquisition and integration related expenses	6	—	0.0	—

Total operating expenses	76,922	71,708	93.5	94.8

Operating income	5,388	3,952	6.5	5.2
Interest expense, net	204	95	0.2	0.1

Income before income taxes	5,184	3,857	6.3	5.1
Provision for income taxes	2,013	1,495	2.4	2.0

Net income	$3,171	$2,362	3.9%	3.1%

Revenue

For the three months ended September 30, 2015, revenue increased by 8.8%, or $6.7 million, over the same period a year ago. This increase is principally due to revenues derived under contracts from NCI’s Computech acquisition as well as new awards during the last year. The increase was partially offset by completed contracts and reductions in staffing and scope of work on certain contracts.

NCI’s Program Executive Office Soldier (“PEO Soldier”) contract accounted for $7.3 million, or 8.8% of revenue, in the third quarter of 2015, down $1.2 million from $8.5 million, or 11.3% of revenue, in the third quarter of 2014.

Cost of revenue

Cost of revenue for the three months ended September 30, 2015 was $68.7 million, or 83.4% of revenue, compared to $64.1 million, or 84.7% of revenue, for the three months ended September 30, 2014. The increase in cost of revenue was primarily the result of the acquisition of Computech in January 2015. Cost of revenue as a percentage of revenue decreased primarily as a result of higher-margin revenue from Computech contracts.

General and administrative expenses

General and administrative expense increased 3.9%, or $0.2 million, for the three months ended September 30, 2015, as compared to the same period a year ago. The increase was primarily the result of additional costs to support our increased bid and proposal activity.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.8 million and $1.4 million for the quarters ended September 30, 2015 and 2014, respectively. The increase was primarily due to the amortization of intangible assets associated with the acquisition of Computech.

Interest expense, net

Interest expense, net, was $0.2 million and $0.1 million for the quarters ended September 30, 2015 and 2014, respectively. This increase was primarily due to a higher average loan balance in the quarter ended September 30, 2015 due to the acquisition of Computech in January 2015. During the third quarter of 2015, we had a weighted average outstanding loan balance of $18.8 million which accrued interest at a weighted average borrowing rate of 2.3%. During the third quarter of 2014, we had a weighted average outstanding loan balance of $0.0 million which would have accrued interest at a weighted average borrowing rate of 2.3% had there been a balance.

Provision for income taxes

Provision for income taxes increased by $0.5 million in the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was due to higher operating income for the period ended September 30, 2015. The effective income tax rate for the quarter ended September 30, 2015 and 2014 was approximately 38.8%.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(as a percentage of revenue)
Revenue	$249,077	$242,588	100.0%	100.0%
Operating expenses:
Cost of revenue	207,832	208,033	83.4	85.8
General and administrative expenses	19,941	19,967	8.0	8.2
Depreciation and amortization	5,774	4,302	2.3	1.8
Acquisition and integration related expenses	428	—	0.2	—

Total operating expenses	233,975	232,302	93.9	95.8

Operating income	15,102	10,286	6.1	4.2
Interest expense, net	662	302	0.3	0.1

Income before income taxes	14,440	9,984	5.8	4.1
Provision for income taxes	5,818	3,956	2.3	1.6

Net income	$8,622	$6,028	3.5%	2.5%

Revenue

For the nine months ended September 30, 2015, total revenue increased 2.7%, or $6.5 million from $242.6 million to $249.1 million, over the same period a year ago. The increase was primarily due to revenues derived under contracts from our Computech acquisition and new awards, offset by lower revenue attributable to services provided on our PEO Soldier contract, lower pass-through revenue, reductions in scope of work, and the expiration of task orders and contracts. Our PEO Soldier contract accounted for $23.9 million, or 9.6% of revenue, for the nine months ended September 30, 2015, down $4.9 million from $28.8 million, or 11.9% of revenue, for the nine months ended September 30, 2014.

Cost of revenue

Cost of revenue decreased 0.1% or $0.2 million from $208.0 million to $207.8 million, for the nine months ended September 30, 2015, as compared to the same period a year ago. This decrease was primarily the result of reduced hardware, software and subcontractor costs, offset slightly by an increase in direct labor. Cost of revenue represented 83.4% of revenue for the nine months ended September 30, 2015, as compared to 85.8% for the nine months ended September 30, 2014. This decrease was primarily the result of the factors affecting revenue and the associated indirect costs, and improved margins on certain contracts.

General and administrative expenses

General and administrative expenses decreased 0.1%, for the nine months ended September 30, 2015, as compared to the same period a year ago. The decrease was primarily due to lower stock compensation expense.

Depreciation and amortization

Depreciation and amortization expense was approximately $5.8 and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively. The increase was primarily due to the amortization of intangible assets associated with the acquisition of Computech.

Interest expense, net

Interest expense, net was approximately $0.7 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, we had a weighted average outstanding loan balance of $23.2 million which accrued interest at a weighted average borrowing rate of 2.3%. During the nine months ended September 30, 2014, we had a weighted average outstanding loan balance of $1.7 million which accrued interest at a weighted average borrowing rate of 2.3%.

The increase was primarily attributable to a higher weighted average loan balance due to the acquisition of Computech in January 2015.

Provision for income taxes

For the nine months ended September 30, 2015, provision for income taxes increased to $5.8 million from $4.0 million in the same period a year ago, due to increased pretax income and a higher effective tax rate. The effective income tax rate for the nine months ended September 30, 2015 and 2014 was approximately 40.3%, and 39.6%, respectively. The increase in the effective rate was due to changes in the state blended rate.

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

During the nine months ended September 30, 2015, the balance of accounts receivable decreased by $0.1 million to $52.8 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) decreased 6 days to 59 days at September 30, 2015 as compared to 65 days at December 31, 2014. As of September 30, 2015, $11.3 million was due under the credit facility, as compared to $0.0 million outstanding as of December 31, 2014, reflecting $11.3 million of net borrowing during the first nine months of 2015 due to the acquisition of Computech on January 1, 2015. Net cash provided by operating activities was $22.5 million at September 30, 2015 and was used to pay down borrowings under the credit facility and pay a special one-time dividend of $0.12 per share. On January 1, 2015, the Company completed its acquisition of Computech for approximately $56.7 million, net of cash acquired.

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

During 2014 and the nine months ended September 30, 2015, we did not repurchase any shares. At September 30, 2015, we had $16.7 million remaining under the board of directors’ authorization for share repurchases.

Credit Facility: Our senior credit facility, amended in December 2014 and referred to herein as the “credit facility,” consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount, and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement.

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

The credit facility contains various restrictive covenants that restrict, among other things, our ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments such as dividends; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require us to maintain a minimum tangible net worth; maintain a minimum fixed charge coverage ratio; maintain a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. There are no restrictions on our retained earnings in the credit facility.

As of September 30, 2015, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the third quarter of 2015. Refer to the Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk relates to changes in interest rates for borrowings under its credit facility. For the quarter ended September 30, 2015, a change of one percentage point in interest rates would have changed NCI’s interest expense or cash flows by less than $0.1 million. This estimate is based on our average balances for the period.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2015, under the supervision and with the participation of NCI’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company had evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, NCI’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2015, such that the information that is required to be disclosed in NCI’s reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including NCI’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. a wholly owned subsidiary of NCI, and stockholders of Computech, Inc. dated as of December 24, 2014 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K dated December 22, 2014, and filed with the Commission on December 29, 2014)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K dated June 10, 2009 and filed with the Commission on June 12, 2009).

Number	Description

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: October 30, 2015	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)