Form 10-K
period 2015-12-31
NCI, Inc.
filed 2016-02-26
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $80,655,142.

As of February 12, 2016, there were 8,961,065 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,500,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

COMPANY OVERVIEW

NCI is a leading provider of enterprise solutions and services to U.S. defense, intelligence, health care and civilian government agencies. We have the expertise and proven track record to solve our customers’ most important and complex mission challenges through technology and innovation. Our team of highly skilled professionals focuses on delivering cost-effective solutions and services in the areas of agile software application and systems development/integration; cybersecurity and information assurance; engineering and logistics support; enterprise information management and advanced analytics; cloud computing and information technology (IT) infrastructure optimization; health IT and medical support; IT service management; and modeling, simulation and training. We are focused on reshaping the way services and solutions are delivered to our customers in order to proactively understand and meet their mission needs and enable them to rapidly adapt to dynamic environments. Headquartered in Reston, Virginia, we have approximately 2,000 employees operating at more than 100 locations worldwide. Substantially all of our revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. NCI primarily conducts business throughout the U. S. We report operating results and financial data as one reportable segment.

For additional discussion and analysis related to recent business developments, see “Industry Trends” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

IT AND PROFESSIONAL SERVICES AND SOLUTIONS

NCI provides IT and professional services and solutions by leveraging our eight core service offerings: cloud computing and IT infrastructure optimization; cybersecurity and information assurance; engineering and logistics support; enterprise information management and advanced analytics; health IT and medical support; IT service management; modeling, simulation, and training; and agile development and integration.

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

Leveraging our domain expertise and experience, NCI offers our customers the full lifecycle of cybersecurity services, including policy and planning, compliance, identity and access management, training, education, awareness, and enterprise security operations. We design, configure, and deploy security architectures based on assessments of our customers’ current and future information technology (IT) needs, mission requirements, and regulatory requirements, as well as specific threats from unauthorized users.

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

Engineering and Logistics Support

NCI enhances Department of Defense (DoD) weapon systems lifecycle support efforts in diminishing manufacturing sources and material shortages (DMSMS) analysis and engineering solutions in support of modernization and technology insertion. We provide a turnkey solution to mitigating weapons system obsolescence, which includes DMSMS subject-matter experts and a web-based, state-of-the-art software tool to provide proactive analysis and resolution services that save time, money, and resources for our customers.

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

Agile Development and Integration

NCI helps government agencies and organizations operate, maintain and enhance their IT application portfolio at a significant cost savings. We accomplish this while increasing the work that is delivered and concurrently improving customer satisfaction.

Using a combination of methods developed in the commercial sector based on lean manufacturing principles, together with agile development, NCI enhances these methods with an in-house developed tool that provides far more visibility and insight into the work product. This insight helps focus the program staff and stakeholders on achieving results that provide real and measurable value. We call this Agile O&M®.

We are CMMI appraised and hold certifications in ISO 9001:2008. We fully integrate ISO 20000-1:2011 quality aspects into our corporate engineering methodology to ensure we deliver high-quality products and services on time and within budget. Our agile Hybrid Engineering Lifecycle Methodology (HELM) processes incorporate best practices from ISO 9001:2008, IEEE 12207, CMMI, ISO 20000-1:2011 and ITIL 2011. We apply this hybrid framework to ensure thorough, robust, full lifecycle engineering processes are kept in balance with efficiency and rapid, responsive delivery goals.

KEY CUSTOMERS

Our customers include a diverse base of Federal Government defense, intelligence, and civilian agencies. For the year ended December 31, 2015, approximately 60% of our revenue was generated from DoD and Intelligence agency customers, and approximately 40% of our revenue was generated from Federal civilian agency customers. NCI’s PEO Soldier contract is the Company’s largest revenue-generating contract and accounted for approximately 10% and 11% of revenue in 2015 and 2014, respectively. NCI’s PEO Soldier contract is a cost-plus fee contract consisting of a transition period, a base period and four option periods for a total term of five years. The new contract is valued at $211 million and commenced on October 1, 2015.

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

Contracting with the U.S. Government also subjects us to substantial regulation and unique risks, including the U.S. Government’s ability to cancel any contract at any time without reason. Most of our contracts have cancellation terms that would permit us to recover all or a portion of our incurred costs and fees for work performed. These regulations and risks are described in more detail below under Item 1A, Risk Factors in Part I of this Annual Report on Form 10-K.

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

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for fiscal 2015, 2014 and 2013, see “Contract Type Revenue” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

CONTRACT BACKLOG

Backlog represents the estimated amount of future revenues to be recognized under awarded contracts as work is performed. Our backlog consists of funded backlog and negotiated unfunded backlog, each of which are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

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

COMPETITION

We believe that major competitive factors in our market include strong customer relationships, a record of successful contract performance, a reputation for quality, an experienced management team, and employees with a wide range of technical expertise and security clearances. With the Government’s expanding adoption of low-price, technically acceptable (LPTA) acquisition approaches, competitive pricing has taken on even more importance than existed in past years, especially in labor-intensive, services-based contracts. We often compete against or team with divisions of large Defense and IT services contractors, including Lockheed Martin Corporation, Northrop Grumman Corporation, General Dynamics Corporation, Computer Sciences Corporation, Raytheon, Harris, BAE Systems, Booz Allen Hamilton, Leidos, and Science Applications International Corporation (SAIC). We also compete against or team with mid-tier Federal contractors, such as CACI International and ManTech International that have specialized capabilities, as well as numerous non-public companies within the sector. In the immediate future, we are anticipating competition from new organizations that have been divested by major Defense contractors due to organizational conflicts of interest (OCI) or for competitiveness reasons. Some of our competitors have significantly longer operating histories and more substantial resources than we do. We expect competition in the U.S. Federal Government IT and professional services sector to increase in the future.

EMPLOYEES

As of December 31, 2015, we had approximately 2,000 employees, more than 56% of whom held at least one U.S. Federal Government security clearance. Our employees are located at more than 100 sites worldwide. More than 61% of our staff is located on-site with our customers, allowing us to build and cultivate long-term relationships.

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

COMPANY WEBSITE AND INFORMATION

Our Internet address is www.nciinc.com. Information contained on our website is not part of this report. We make available free of charge on our Internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Alternatively, you may access these reports at the SEC’s Internet website: www.sec.gov.

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

For the years ended December 31, 2015 and 2014, we derived substantially all our revenue from U.S. Federal Government contracts, either as a prime contractor or a subcontractor. For the year ended 2015, this included approximately 60% of our revenue from contracts with the DoD and Intelligence Agencies, and 40% of our revenue from contracts with Civilian Agencies. For the year ended December 31, 2014 this included approximately 75% of our revenue from contracts with the DoD and Intelligence Agencies, and 25% of our revenue from contracts with Civilian Agencies. We believe that U.S. Federal Government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with U.S. Federal Government Agencies in general, or with the DoD and Intelligence Agencies in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with U.S. Federal Government Agencies are our performance on individual contracts and task orders, the strength of our professional reputation, and the relationships of our key executives with customer personnel. To the extent that our performance does not meet customer expectations, or our reputation or relationships with one or more key customers are impaired, our revenue and operating results could decline materially.

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

We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier Federal contractors with specialized capabilities and large Defense and IT services providers. Competition in our markets may increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through alliances or consolidation. These competitors may have greater financial, technical, marketing and public relations resources; larger customer bases; and greater brand or name recognition than we do. These competitors could, among other things:

•	divert sales from us by winning very large-scale Government contracts;

•	force us to charge lower prices in order to win competitively awarded contracts; or

•	adversely affect our relationships with current customers, including our ability to continue to win competitively awarded engagements where we are the incumbent.

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

As of December 31, 2015, our estimated contract backlog totaled approximately $552 million, of which approximately $147 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early; or an option that we had assumed could not be exercised. Further, while many of our U.S. Federal Government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract backlog will be recognized as revenue.

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

We are a subcontractor to other businesses on a portion of our business. If these businesses were to encounter financial difficulty, they may fail to perform their contractual obligations. Consequently, our contractual performance and reputation, as well as our financial results could be affected.

We are a subcontractor to other businesses on some of our contracts or task orders (approximately 8% of our revenue in 2015 was derived from contracts where we were a subcontractor). We are not in a position to control overall contract performance, and our payments are subject to the financial capabilities of the prime contractor, not the U.S. Federal Government. If our prime contractor experiences difficulties, it may not have the financial resources to perform its contractual obligations. This failure to perform could harm our reputation and affect our earnings and financial position.

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

Our employees or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts, or expose us to damages.

We are exposed to the risk that employee or subcontractor fraud or other misconduct could occur. Misconduct by employees or subcontractors could include intentionally failing to comply with U.S. Federal Government procurement regulations, engaging in unauthorized activities, or falsifying time records. Employee or subcontractor misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us, liability to third parties, and serious harm to our reputation and could result in a loss of contracts and a reduction in revenue or profitability. It is not always possible to deter employee or subcontractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenue.

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

We could have substantial investments in recorded goodwill as a result of a future acquisitions, and changes in future business conditions could cause those investments to become impaired, requiring substantial write-downs that could reduce our operating income

As of December 31, 2015, goodwill accounted for approximately $33.9 million, or approximately 21%, of our recorded total assets. Under U.S. generally accepted accounting principles (GAAP), we review our goodwill for impairment at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. If goodwill becomes impaired, we will record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

Our future taxable income may not be sufficient to realize our future tax benefits which could cause our deferred tax asset to become impaired, requiring substantial write-downs that could reduce our operating income

As of December 31, 2015, we had approximately $38.8 million in net deferred tax assets. Deferred tax assets represent temporary differences in the tax basis of an asset or liability and its reported amount in the financial statements that will result in future tax deductions. Deferred tax assets are evaluated to determine if the future tax deductions will be realizable. Future realization of tax benefits ultimately depends on the existence of sufficient taxable income within the appropriate period that is available under the tax law. All available evidence is considered to determine if a valuation allowance for deferred tax assets is needed. As of December 31, 2015, we had a valuation allowance of approximately $0.2 million. If our future taxable income is insufficient to realize the future tax benefits and our deferred tax asset were to become impaired, we would record a charge to earnings in our financial statements during the period in which any impairment of our deferred tax asset is determined, which may significantly reduce or eliminate our profits.

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

We enter into three types of U.S. Federal Government contracts for our services: time-and-materials, cost-plus fee, and firm fixed-price. For the year ended December 31, 2015, we derived approximately 23%, 49%, and 28% of our revenue from time-and-materials, cost-plus fee, and firm fixed-price contracts, respectively. If we acquire other businesses, our contract mix could change significantly, depending on the size and contract mix of the acquired businesses.

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

Mr. Narang, our founder and Chairman, controls the Company, and his interests may not be aligned with yours.

As of December 31, 2015, Mr. Narang, our founder and Chairman, through his beneficial ownership of 4,500,000 shares of our Class B common stock and 569,336 shares of our Class A common stock, owned or controlled approximately 84% of the combined voting power and approximately 38% of the outstanding shares of the common stock. Accordingly, Mr. Narang controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability – without the consent of our public stockholders – to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers, or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.

A substantial number of shares of our common stock are eligible for sale by Mr. Narang, which could cause our common stock price to decline significantly.

As of December 31, 2015, Mr. Narang beneficially owned 4,500,000 outstanding shares of Class B common stock and 569,336 shares of Class A common stock of the Company. Mr. Narang may, at his discretion, sell these shares in the public market, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. The market price of our common stock could drop significantly if Mr. Narang sells his interests in the Company or is perceived by the market as intending to sell them.

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

	2015		2014
Quarters	High	Low	High	Low
First	$12.27	$9.53	$12.17	$6.49
Second	11.61	9.86	12.19	8.27
Third	16.16	10.03	10.42	8.33
Fourth	16.79	12.84	12.40	8.48

There is no established public market for our Class B common stock.

As of February 12, 2016, there were 61 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees. As of February 12, 2016, the closing price of our Class A common stock was $13.00.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our cash needs, the borrowing capacity under our credit facility, interest rates, and our financial performance and position. We may suspend or discontinue repurchases at any time. During 2015 no shares were repurchased. At December 31, 2015, $16.7 million was remaining under the Board of Directors’ authorization for share repurchases.

Dividend Policy

Prior to 2015 we had not paid any cash dividends. On February 10, 2015, the Company’s Board of Directors declared a special cash dividend in the amount of $0.12 per share, payable on March 13, 2015 to all persons who were holders of record of the Company’s common stock at the close of business on February 25, 2015. On February 8, 2016, the Company’s Board of Directors declared a special cash dividend in the amount of $0.15 per share, payable on March 18, 2016 to all persons who were holders of record of the Company’s common stock at the close of business on February 26, 2016. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, business prospects, and any other factors our Board of Directors deems relevant. Our existing credit facility allows us to pay a dividend of up to $4 million in any calendar year or trailing twelve month period if, after it is paid, we meet certain financial criteria. Otherwise we will be in default under our credit agreement. In addition, the terms of any future credit agreement may prevent us from paying any dividends or making any distributions or payments with respect to our capital stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2015.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2010 through December 31, 2015, with the cumulative total return on (i) the NASDAQ Composite — Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of NCI and the following other U.S. Federal Government service providers with whom we compete: CACI International Inc., ICF International, Inc., and ManTech International Corporation. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS

AMONG NCI, THE NASDAQ COMPOSITE — TOTAL RETURNS, THE RUSSELL 2000 INDEX, AND U.S. FEDERAL GOVERNMENT SERVICES PEER GROUP

Comparison of 5 Year Total Cumulative Return Assumes Initial Investment of $100 on December 31, 2010

December 31, 2015
NCI, Inc.	$55.56
NASDAQ Composite—Total Returns	177.88
Russell 2000 Index	145.70
U.S. Federal Government services peer group	116.39

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2015. We derived the selected consolidated financial data from our audited consolidated financial statements, which should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2015(a)	2014	2013(b)	2012(c)	2011(d)
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$333,095	$317,028	$332,325	$368,387	$558,261
Operating costs and expenses:
Cost of revenue	278,316	270,855	289,388	322,281	499,398
General and administrative expenses	26,016	25,850	23,393	26,148	24,150
Depreciation and amortization	7,659	5,692	6,298	6,926	6,732
Stock option tender offer	—	—	—	2,311	—
Acquisition and integration related expenses	428	150	—	—	1,012
Restructuring charge	—	—	—	—	3,139
Purchase contingency gain	—	—	(864)	—	—
Impairment of goodwill and intangible assets	—	—	—	150,752	—

Total operating costs and expenses	312,419	302,547	318,215	508,418	534,431

Operating income (loss)	20,676	14,481	14,110	(140,031)	23,830
Interest expense, net	865	406	784	1,325	1,698

Income (loss) before income taxes	19,811	14,075	13,326	(141,356)	22,132
Provision (benefit) for income taxes	7,639	5,607	5,588	(54,532)	8,974

Net income (loss)	$12,172	$8,468	$7,738	$(86,824)	$13,158

Earnings (loss) per share:
Basic	$0.94	$0.66	$0.60	$(6.51)	$0.96
Diluted	$0.89	$0.63	$0.60	$(6.51)	$0.95
Weighted average shares:
Basic	13,012	12,899	12,829	13,335	13,675
Diluted	13,705	13,516	12,829	13,335	13,830

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$233	$25,819	$50	$763	$2,819
Net working capital	23,028	46,001	29,011	28,420	48,786
Total assets	163,868	136,684	127,394	141,776	282,614
Total long-term debt	10,000	—	1,000	17,500	54,000
Total stockholders’ equity	106,560	93,777	81,807	72,890	163,801

Notes to Five-Year Summary

(a)	Effective January 2, 2015, we acquired Computech and incurred $0.4 million in acquisition and integration related costs. On March 13, 2015, NCI paid a special dividend of $0.12 per share. No dividends were paid in 2014, 2013, 2012 or 2011.
(b)	During the third quarter 2013, we recognized a gain on a purchase contingency that consisted of fees the Company received for the collection of past due receivables as part of the AdvanceMed Corporation (AdvanceMed) acquisition in April 2011.
(c)	During 2012, we recognized a goodwill impairment of $150.3 million and an impairment of intangible assets of $0.4 million. During the third quarter 2012, we completed a cash tender offer for certain vested and unvested out-of-the-money stock options held by current and former employees, officers, and directors of NCI that were granted prior to January 1, 2012, incurring a charge of approximately $2.3 million.

(d)	Effective April 1, 2011, we acquired AdvanceMed and incurred $1.0 million in acquisition and integration related costs. During the fourth quarter of 2011, we incurred $3.1 million relating to a reduction in force and leased space costs. The restructuring charge includes estimates for rents relating to leased space which we are no longer using but we are subject to lease obligations in the amount of $2.6 million. Severance costs for the terminated employees were approximately $0.5 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include, but are not limited to, those discussed in Item 1A Risk Factors in Part I of this Annual Report on Form 10-K and elsewhere in this Form 10-K.

OVERVIEW

We are a provider of information technology (IT) and professional engineering services and solutions to U.S. Federal Government Agencies. Our technology and industry expertise enables us to provide a wide spectrum of services and solutions that assist our customers in achieving their program goals. We deliver these complex services and solutions by leveraging our skills across eight core competencies:

•	Cloud Computing and IT infrastructure optimization

•	Cybersecurity and information assurance

•	Engineering and logistics support

•	Enterprise information management and advanced analytics

•	Health IT and medical support

•	IT service management

•	Modeling, simulation, and training

•	Agile development and integration

Our significant long-term strategic initiatives include:

•	achieving annual revenue growth by deploying internal resources and forming tactical and strategic relationships while better leveraging key differentiators across NCI;

•	deploying resources and investments, particularly in the area of business development, toward larger, more technically challenging opportunities in higher-growth segments of federal procurement;

•	improving our operating income margin through solid contract execution and growth in higher-margin business areas and continued improvement in our infrastructure and related business processes for greater efficiency across all our business functions;

•	disciplined deployment of our cash resources and use of our capital structure to enhance growth and shareholder value through acquisitions, internal growth initiatives, stock repurchases, dividends and other uses as conditions warrant; and

•	investing in our people, including employee training and development programs, with a focus on retention and recruiting.

Industry Trends

In fiscal 2015, essentially all of our total revenues were derived from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government. Revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, represented approximately 60% of our total revenues and revenues under contracts with Civilian Agencies, including subcontracts under which the Civilian Agencies are the ultimate purchaser, represented approximately 40% in fiscal 2015, respectively. Accordingly, our business performance is subject to changes in the overall level of U.S. Government spending, especially national security, including defense, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.

We believe that the following trends and developments in the U.S. government IT services industry and our markets may influence our future results of operations:

•	The rapid decline in federal IT services budgets ended in the beginning of government fiscal year 2015; however, analysts expect only gradual improvement moving forward;

•	The vocal appropriations politics that were the norm during calendar years 2012 – 2014 are expected to be relatively quiet through the next election cycle, i.e., government fiscal year 2017;

•	More clarity in appropriations for both federal civilian and DoD customers should facilitate a return to more normalized decision timelines;

•	After several years of negative organic growth as the norm in our industry, we expect to see a return to positive organic growth going forward, although only in the low-to-mid single digits;

•	We expect slight improvement in the pricing environment from the recent aggressive LPTA cost model; however, we expect that our customers will continue to be highly price sensitive;

•	We project that cost cutting and efficiency and effectiveness efforts by U.S. civilian agencies will result in a focus on increased use of performance measurement, “program integrity” efforts to reduce waste, fraud and abuse in entitlement programs. We forecast a renewed focus on improving procurement practices for and interagency use of IT services, including through the use of cloud-based options and data center consolidation;

•	We are working under increasingly complex requirements of the DoD and the Intelligence Community, including cyber-security, managing federal health care cost growth and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare;

•	We are assessing the impact of recent legislative and regulatory changes to limitations on the amount of allowable executive compensation permitted under flexibly priced contracts following implementation of relevant rules, which substantially further reduce the amount of allowable executive compensation under these contracts and extend these limitations to a larger segment of our executive corps and our entire contract base.

•	We believe that the recent wave of consolidations in the government services space – e.g., Engility-TASC; CSC-SRA; CACI-NSS (L-3); and Leidos-LMT Services – could bring added pressure on mid-tier providers such as NCI, which could face scale issues in bidding and winning larger procurements.

For more information on these risks and uncertainties, see Item 1A Risk Factors in Part I of this Annual Report on Form 10-K.

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Year ended December 31,
	2015	2014	2013
Revenue derived from prime contracts	92%	92%	90%

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

	Year ended December 31,
	2015	2014	2013
Defense and Intelligence Agencies	60%	75%	75%
Federal Civilian Agencies	40%	25%	25%

Contract Type Revenue

Our services and solutions are provided under three basic types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

For a discussion of the types of contracts under which we generate revenue, see “Contract Types” in Item 1 Business in Part I of this Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of total revenues for the last three fiscal years:

	Year ended December 31,
	2015	2014	2013
Time-and-materials	23%	16%	19%
Cost-plus fee	49%	51%	52%
Firm fixed-price	28%	33%	29%

Contract Backlog

	Year ended December 31,
	2015	2014
	(in millions)
Funded backlog	$147	$184
Total backlog	$552	$410

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

Impairment of Goodwill and Intangible Assets

We incurred non-cash charges related to our impairment of book goodwill and intangible assets in 2012. A two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized. The first step is used to identify any potential impairment by comparing the fair value of the Company with its carrying amount. The second step is used to measure the amount of impairment loss, if any, by comparing the implied fair value of goodwill with the carry amount of goodwill.

Interest Expense, net

Interest income is primarily related to earnings on short-term, highly liquid investments of our excess cash. Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and amortization of deferred financing fees.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2015	2014	2015	2014
	(in thousands)		(as a Percentage of Revenue)
Revenue	$333,095	$317,028	100.0%	100.0%
Operating expenses:
Cost of revenue	278,316	270,855	83.6	85.4
General and administrative expenses	26,016	25,850	7.8	8.2
Depreciation and amortization	7,659	5,692	2.3	1.8
Acquisition and integration related expenses	428	150	0.1	0.0

Total operating expenses	312,419	302,547	93.8	95.4

Operating income	20,676	14,481	6.2	4.6
Interest expense, net	865	406	0.3	0.1

Income before income taxes	19,811	14,075	5.9	4.5
Provision for income taxes	7,639	5,607	2.2	1.8

Net income	$12,172	$8,468	3.7%	2.7%

Revenue

Revenue for the year ended December 31, 2015 was $333.1 million, compared to $317.0 million for the year ended December 31, 2014, representing an increase of $16.1 million, or 5.1%. The year-over-year increase in revenue was principally due to revenue driven from Computech contracts as well as new awards during 2015, partially offset by lower year-over-year revenue from our PEO Soldier program and contracts completed during the year.

Our PEO Soldier program accounted for $32.7 million and $36.5 million of our revenue in 2015 and 2014, respectively. This represented 9.8% and 11.5% of our revenue in 2015 and 2014, respectively.

Cost of revenue

Cost of revenue for the year ended December 31, 2015 was $278.3 million, or 83.6% of revenue, compared to $270.9 million, or 85.4% of revenue, for the year ended December 31, 2014. The increase in cost of revenue was primarily the result of the increased contract base due to the acquisition of Computech in January 2015. Cost of revenue as a percentage of revenue decreased primarily as a result of higher-margin revenue from Computech contracts, and improving operating performance.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2015 were $26.0 million, or 7.8% of revenue, compared to $25.9 million, or 8.2% of revenue, for the year ended December 31, 2014. The increase in general and administrative expenses was primarily due to higher business development costs to support our increased bid and proposal efforts, partially offset by lower stock compensation expense. The decrease in general and administrative expenses as a percent of revenue is primarily due to the higher revenue base with a smaller increase in expenses.

Depreciation and amortization

Depreciation and amortization for the years ended December 31, 2015 and 2014 was $7.7 million and $5.7 million, respectively. The year-over-year increase was primarily due to the amortization of intangible assets associated with the acquisition of Computech.

Acquisition and integration related expenses

Acquisition and integration related expenses include costs related to our acquisition of Computech on January 1, 2015. These expenses include external professional fees such as accounting, legal, investment bank and other fees.

Interest expense, net

For the year ended December 31, 2015, net interest expense was $0.9 million compared to $0.4 million for the year ended December 31, 2014. Net interest expense increased primarily due to a higher average loan balance for the year ended December 31, 2015 from the acquisition of Computech in January 2015. During 2015, we had a weighted average outstanding loan balance of $22.4 million and a weighted average borrowing rate of approximately 2.3%. During 2014, we had a weighted average outstanding loan balance of $1.3 million and a weighted average borrowing rate of approximately 2.3%.

Provision for Income taxes

For the year ended December 31, 2015, our provision for income taxes was 38.6% of our income before tax. This is represents a decrease from 39.8% for the year ended December 31, 2014. The decrease was primarily attributable to a change in our state apportionment factors, a change in the consolidated state tax rate and the Federal tax rate on future tax benefits.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2014	2013	2014	2013
	(in thousands)		(as a Percentage of Revenue)
Revenue	$317,028	$332,325	100.0%	100.0%
Operating expenses:
Cost of revenue	270,855	289,388	85.4	87.1
General and administrative expenses	25,850	23,393	8.2	7.0
Depreciation and amortization	5,692	6,298	1.8	1.9
Acquisition and integration related expenses	150	—	—	—
Purchase contingency gain	—	(864)	—	(0.3)

Total operating expenses	302,547	318,215	95.4	95.7

Operating income	14,481	14,110	4.6	4.3
Interest expense, net	406	784	0.1	0.3

Income before income taxes	14,075	13,326	4.5	4.0
Provision for income taxes	5,607	5,588	1.8	1.7

Net income	$8,468	$7,738	2.7%	2.3%

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

Our PEO Soldier program accounted for $36.5 million and $46.0 million of our revenue in 2014 and 2013, respectively. This represented 11.5% and 13.9% of our revenue in 2014 and 2013, respectively.

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

General and administrative expenses

General and administrative expenses for the year ended December 31, 2014 were $25.9 million, or 8.2% of revenue, compared to $23.4 million, or 7.0% of revenue, for the year ended December 31, 2013. The increase was primarily due to $1.1 million in accelerated stock compensation expense, and increased business development costs, attributable to significant bid and proposal activity.

Depreciation and amortization

Depreciation and amortization for the years ended December 31, 2014 and 2013 was $5.7 million and $6.3 million, respectively. The year-over-year decrease was due to reduced capital expenditures during the year, and certain fixed and intangible assets reaching the end of their useful lives.

Acquisition and integration related expenses

Acquisition and integration related expenses include costs related to our acquisition of Computech on January 1, 2015. These expenses include external professional fees such as accounting, legal, investment bank and other fees.

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

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. During 2015, approximately 23% of our revenue was generated under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also during 2015, approximately 49% of our revenue was generated under cost-plus fee contracts, which automatically adjust for changes in cost. The remaining 28% of our revenue was generated under firm fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

Trends in Revenue

We expect our revenue to increase in 2016 compared with 2015, primarily as a result of new contract awards, scope increases on current awards and recompetes. However, we continue to experience fluctuations in scope of services and contract modifications as a result of shifting budget priorities of the U.S. Federal Government as described more fully under “ Industry Trends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K above. We expect these fluctuations will result in a reduction in revenue from our existing contracts in 2016; however, we expect that revenue derived from successful contract recompetes and new business awards in 2016 will more than offset these reductions in revenue from our existing contracts.

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

During 2015, the balance of accounts receivable increased by $7.2 million to $60.0 million at the end of the year. Days sales outstanding of accounts receivable (DSO) increased 1 day to 66 days at December 31, 2015 as compared to 65 days at December 31, 2014.

As of December 31, 2015, $10.0 million was due under the credit facility, as compared to zero outstanding as of December 31, 2014, reflecting $10.0 million of net borrowings during 2015. On January 1, 2015, NCI, Inc. (NCI) completed its purchase of 100% of the stock of Computech, for approximately $56 million plus working capital adjustments, net of cash acquired. The acquisition was financed through a combination of cash on hand and borrowings of $34 million under NCI’s senior credit facility.

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our Company’s cash needs, borrowing capacity under our credit facility, interest rates, and our financial performance and position. We may suspend or discontinue repurchases at any time. During 2013, 2014, and 2015 we did not purchase any shares. At December 31, 2015, we had $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

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

As of December 31, 2015, the spread above LIBOR was 210 basis points and the loan accrued interest at 2.3%.

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

As of December 31, 2015, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015 that requires us to make future cash payments.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Credit facility	$10,000	$—	$10,000	$—	$—
Operating lease obligations	15,301	5,782	9,195	324	—

Total	$25,301	$5,782	$19,195	$324	$—

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

Cost-Plus Fee Contracts: Generally, revenue on cost-plus fee contracts is recognized as services are performed based on the allowable costs incurred during the period, plus any recognizable earned fee. The Company does not recognize award-fee income until the fees are fixed or determinable. Due to such timing, and to fluctuations in the level of revenue, profit as a percentage of revenue on award-fee contracts will fluctuate period to period.

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

Goodwill and Intangible Assets

The purchase price of an acquired business is allocated to tangible assets and separately identifiable intangible assets based upon their respective fair values, with the excess recorded as goodwill.

Net tangible and identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the date of acquisition. At the time of the acquisition, all intangibles, including contracts and related customer relationships and non-compete agreements, are reviewed to determine the term of amortization for each intangible asset.

FASB ASC 350 — Intangibles — Goodwill and Other, requires that entities with goodwill periodically test goodwill for impairment. ASC 350 requires the test for impairment of goodwill to be done at the reporting unit level, even if an entity only has one reportable segment. The requirement for goodwill impairment testing to be done at the reporting unit level makes the determination of an entity’s operating segment or segments and reporting unit or units the first step in the goodwill impairment process. Operating segments, not reportable segments, are the basis for the determination of reporting units, which represent the level at which an entity must assess goodwill for impairment. NCI has one reporting unit and one operating segment and therefore we test for impairment of goodwill at our one operating segment which is also our one reporting unit, as we manage our business and allocate resources at the consolidated level to serve our customers.

Goodwill is reviewed for impairment no less than annually or when circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Annually on October 1, and when circumstances dictate, we perform a fair value analysis of our reporting unit. If goodwill becomes impaired, we will record a charge to earnings in our financial statements in the period in which any impairment of our goodwill is determined. We had $33.9 million of goodwill as of the measurement date in 2015.

Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the intangible asset many not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets and will result in a reduction of earnings in the period incurred. During 2015, the Company did not record any intangible impairment charge

Contract and customer relationships are amortized proportionately against the acquired backlog. Non-compete agreements are amortized over their estimated useful lives.

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

Our acquisitions to date have been treated as asset purchases under the Internal Revenue Code. As such, the goodwill generated from those acquisitions is deductible for tax purposes. For the year ended December 31, 2015, the tax deduction was approximately $11.8 million. At our tax rate of 38.6%, this deduction reduced our current tax expenditure by approximately $4.6 million in current income tax expenditures. As of December 31, 2015, we had approximately $101.4 million in future goodwill tax deductions. Upon settlement of the escrow related to our Computech acquisition, we will recognize approximately $4.0 million of additional tax benefits that will be deductible for tax purposes.

As of December 31, 2015, we had approximately $38.8 million in net deferred tax assets and a valuation allowance of $0.2 million. Based primarily on recent earnings history and actual taxable income, as well as projections of future taxable income, we believe there is sufficient positive evidence to conclude that it is more likely than not that substantially all of the deferred tax assets are fully realizable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the year ended December 31, 2015, a 1% change in interest rates would have changed our interest expense and cash flows by approximately $0.2 million. This estimate is based on our average loan balances for the year.

Additionally, we are subject to credit risks associated with our cash and accounts receivable. We believe that the concentration of credit risk with respect to cash equivalents is limited due to the high credit quality of these investments. Our investment policy requires that we invest excess cash in high-quality investments, which preserve principal, provide liquidity, and minimize investment risk. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the U.S. Federal Government.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures

Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate control over financial reporting. Management used the criteria established by COSO in Internal Control—Integrated Framework (2013) to assess the effectiveness of our internal control over financial reporting. Based upon the assessments, our management has concluded that as of December 31, 2015, our internal control over financial reporting was effective. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company made no change to its internal control over financial reporting in the three months ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCI, Inc.

Reston, Virginia

We have audited the internal control over financial reporting of NCI, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

February  26, 2016

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Compensation,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2015 Annual Meeting of Stockholders (2015 Proxy Statement), and that information is incorporated by reference in this Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 406 of Regulation S-K concerning the Company’s Code of Ethics is included under the caption “Election of Directors” in our 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which Company stockholders may recommend nominees to the Company’s Board of Directors is included under the caption “Election of Directors” in our 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” in our 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2015 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this annual report on Form 10-K:

(1)

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

Report of Independent Registered Public Accounting Firm On The Consolidated Financial Statements

Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

(b) Exhibits required by Item 601 of Regulation S-K:

Number	Description

2.1	Securities Purchase Agreement by and among NCI Information Systems, Inc., a wholly owned subsidiary of registrant (“NCIIS”), Computer Services Corporation, Dyncorp and, AdvanceMed Corporation dated as of February 24, 2011 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2011)

2.1	Stock Purchase Agreement among NCIIS, the Sellers named therein, the Phantom Stock Holders named therein and Computech, Inc., dated as of December 24, 2014 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on December 29, 2014)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI and its Subsidiaries, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K as filed with the Commission on December 15, 2010).

Number	Description

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.6	Waiver and Amendment to Amended and Restated Loan and Security Agreement, dated as of December 31, 2012, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K as filed with the Commission on January 8, 2013).

10.7	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2013, by and among NCI and its Subsidiaries, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K as filed with the Commission on December 23, 2013).

10.8	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 22, 2014, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders as Issuing Bank and Swingline Lender (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K as filed with the Commission on December 29, 2014).

21.1‡	Subsidiaries of Registrant

23.1‡	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCI, Inc. Registrant

Date: February 26, 2016	By:	/s/ BRIAN J. CLARK
Brian J. Clark Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each person whose signature appears below hereby constitutes and appoints each of Brian J. Clark and Lucas J. Narel as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign, any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ BRIAN J. CLARK Brian J. Clark	Chief Executive Officer, President and Director	February 26, 2016

/S/ LUCAS J. NAREL Lucas J. Narel	Executive Vice President, Chief Financial Officer and Treasurer, Principal Accounting Officer	February 26, 2016

/s/ JAMES P. ALLEN James P. Allen	Director	February 26, 2016

/s/ PAUL V. LOMBARDI Paul V. Lombardi	Director	February 26, 2016

/s/ CINDY E. MORAN Cindy E. Moran	Director	February 26, 2016

/s/ CHARLES K. NARANG Charles K. Narang	Director	February 26, 2016

/s/ AUSTIN J. YERKS Austin J. Yerks	Director	February 26, 2016

/s/ DANIEL R. YOUNG Daniel R. Young	Director	February 26, 2016

NCI, Inc.

Notes to Consolidated Financial Statements

December  31, 2015

INDEX TO FINANCIAL STATEMENTS

NCI, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCI, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of NCI, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NCI, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

February 26, 2016

NCI, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year ended December 31,
	2015	2014	2013
Revenue	$333,095	$317,028	$332,325
Operating expenses:
Cost of revenue	278,316	270,855	289,388
General and administrative expenses	26,016	25,850	23,393
Depreciation and amortization	7,659	5,692	6,298
Acquisition and integration related expenses	428	150	—
Purchase contingency gain	—	—	(864)

Total operating expenses	312,419	302,547	318,215

Operating income	20,676	14,481	14,110
Interest expense, net	865	406	784

Income before income taxes	19,811	14,075	13,326
Provision for income taxes	7,639	5,607	5,588

Net income	$12,172	$8,468	$7,738

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,012	12,899	12,829
Net income per share	$0.94	$0.66	$0.60
Diluted:
Weighted average shares outstanding	13,705	13,516	12,829
Net income per share	$0.89	$0.63	$0.60

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	As of December 31,
	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$233	$25,819
Accounts receivable, net	60,044	52,856
Deferred tax assets, net	4,034	3,950
Prepaid expenses and other current assets	3,447	3,382

Total current assets	67,758	86,007
Property and equipment, net	6,698	7,371
Other assets	1,548	1,748
Deferred tax assets, net	34,755	37,839
Intangible assets, net	19,231	3,719
Goodwill	33,878	—

Total assets	$163,868	$136,684

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$19,693	$15,646
Accrued salaries and benefits	18,977	16,481
Deferred revenue	2,217	3,226
Other accrued expenses	3,843	4,653

Total current liabilities	44,730	40,006
Long-term debt	10,000	—
Other long-term liabilities	2,578	2,901

Total liabilities	57,308	42,907

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,843 shares issued and 8,961 shares outstanding as of December 31, 2015, and 9,223 shares issued and 8,306 shares outstanding as of December 31, 2014	187	175
Class B common stock, $0.019 par value—12,500 shares authorized; 4,500 shares issued and outstanding as of December 31, 2015, and 4,700 shares issued and outstanding as of December 31, 2014	86	89
Additional paid-in capital	76,569	74,406
Treasury stock at cost—917 shares of Class A common stock as of December 31, 2015 and 2014	(8,331)	(8,331)
Retained earnings	38,049	27,438

Total stockholders’ equity	106,560	93,777

Total liabilities and stockholders’ equity	$163,868	$136,684

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Class A common stock		Class B common stock		Additional Paid-in-Capital	Retained Earnings	Class A Treasury Stock	Class A Treasury Stock	Total Stockholders Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at January 1, 2013	8,232	$174	4,700	$89	$69,726	$11,232	917	$(8,331)	$72,890

Net income	—	—	—	—	—	7,738	—	—	7,738
Stock compensation expense	—	—	—	—	1,399	—	—	—	1,399
Repurchase and cancellation of stock awards	(6)	—	—	—	(33)	—	—	—	(33)
Tax benefit from stock transactions	—	—	—	—	(187)	—	—	—	(187)

Balance at December 31, 2013	8,226	$174	4,700	$89	$70,905	$18,970	917	$(8,331)	$81,807

Net income	—	—	—	—	—	8,468	—	—	8,468
Stock compensation expense	—	—	—	—	3,044	—	—	—	3,044
Exercise of stock options	91	1	—	—	482	—	—	—	483
Repurchase and cancellation of stock awards	(11)	—	—	—	(55)	—	—	—	(55)
Tax benefit from stock transactions	—	—	—	—	30	—	—	—	30

Balance at December 31, 2014	8,306	$175	4,700	$89	$74,406	$27,438	917	$(8,331)	$93,777

Net income	—	—	—	—	—	12,172	—	—	12,172
Stock compensation expense	—	—	—	—	1,307	—	—	—	1,307
Exercise of stock options	145	3	—	—	830	—	—	—	833
Restricted stock grants, net of repurchase	310	6	—	—	(59)	—	—	—	(53)
Tax benefit from stock transactions	—	—	—	—	85	—	—	—	85
Cash dividend of $0.12 per common share	—	—	—	—	—	(1,561)	—	—	(1,561)
Conversion of Class B shares to Class A	200	3	(200)	(3)	—	—	—	—	—

Balance at December 31, 2015	8,961	$187	4,500	$86	$76,569	$38,049	917	$(8,331)	$106,560

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$12,172	$8,468	$7,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,659	5,692	6,298
Stock compensation expense	1,307	3,044	1,399
Deferred income taxes	3,000	1,419	3,338
Changes in operating assets and liabilities:
Accounts receivable, net	(1,803)	11,135	(1,698)
Prepaid expenses and other assets	3,049	(72)	7,477
Accounts payable	3,138	(1,725)	(6,777)
Accrued expenses and other liabilities	(4,084)	(305)	(515)

Net cash provided by operating activities	24,438	27,656	17,260

Cash flows from investing activities:
Purchases of property and equipment	(2,671)	(1,467)	(1,260)
Cash paid for acquisitions, net of cash acquired	(56,657)	—	—

Net cash used in investing activities	(59,328)	(1,467)	(1,260)

Cash flows from financing activities:
Borrowings under credit facility	194,739	42,496	123,922
Repayments on credit facility	(184,739)	(43,496)	(140,422)
Financing costs paid	—	(5)	(180)
Proceeds from exercise of stock options	833	482	—
Excess tax benefit from stock transactions	85	158	—
Repurchase of stock awards	(53)	(55)	(33)
Cash dividend	(1,561)	—	—

Net cash provided by (used) in financing activities	9,304	(420)	(16,713)

Net change in cash and cash equivalents	(25,586)	25,769	(713)
Cash and cash equivalents, beginning of year	25,819	50	763

Cash and cash equivalents, end of year	$233	$25,819	$50

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$762	$246	$596

Income taxes	$4,971	$2,700	$975

Supplemental disclosure of non-cash activities:
Leasehold improvements acquired with tenant improvement funds	$—	$222	$496

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

1. Business Overview

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

Long-Lived Assets (Excluding Goodwill)

A review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indicator of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on the analysis performed, the Company determined that there were no such impairments, nor indicators of impairments, for such assets during 2015, 2014 or 2013.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair value of net tangible and identifiable intangible assets of acquired companies. Goodwill is reviewed for impairment annually or when events or changes in circumstances indicate the carrying value may not be fully recoverable. NCI performs its annual goodwill impairment analysis on October 1 of each year. The first step is used to identify any potential impairment by comparing the fair value of the Company with its carrying amount of equity. If the first step results in the fair value of the reporting unit being less than the carrying amount of equity, a second step in necessary. The second step is used to measure the amount of impairment loss, if any, by comparing the implied fair value of goodwill with the carrying amount of goodwill. If goodwill becomes impaired, the Company would record a charge to earnings in the financial statements during the period in which any impairment of goodwill is determined.

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

There was no impairment of goodwill in 2015.

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

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes. Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year-to-year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. We periodically assess our tax filing exposures related to periods that are open to examination. Based on the latest available information, we evaluate tax positions to determine whether the position will more likely than not be sustained upon examination by the applicable tax authorities. The Company recognizes liabilities for uncertain tax positions on open tax years when it is more likely than not that a tax position will not be sustained upon examination and settlement with various taxing authorities. Liabilities for uncertain tax positions are measured at the

Company’s best estimate of the taxes ultimately expected to be paid. If we determine that the tax position is more likely than not to be sustained, we record the largest amount of benefit that is more likely than not to be realized when the tax position is settled. If we cannot reach that determination, no benefit is recorded. We record interest and penalties related to income taxes as Interest Expense and General and Administrative Expenses in the Consolidated Statement of Income, respectively.

3. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which will replace most of the current revenue recognition guidance under U.S. GAAP when it becomes effective for annual periods beginning after December 15, 2017, and interim periods therein. While this new accounting standard will not affect the Company until the Company’s 2018 fiscal year, it does require either a full retrospective approach reflecting the application of the standard in each prior reporting period, or a retrospective approach with the cumulative effect of initially adopting the ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

The main principle of ASU 2014-09 is that revenue should be recognized when contracted goods or services are transferred to customers in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five step process to achieve this new principle which will require entities to apply significantly more management judgment and may require the use of more estimates than are required under existing U.S. GAAP. NCI is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which NCI will adopt the standard in 2018.

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

Currently there is no guidance in U.S. GAAP surrounding management’s responsibility to evaluate whether substantial doubt exists about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this update require management to evaluate an entity’s ability to continue as a going concern by incorporating and building upon the principles that exist in U.S. GAAP. Specifically, the amendments provide a definition of the term substantial doubt, require management to make an evaluation every reporting period including interim periods, provide principles for evaluating the mitigation effect of management’s plans and require certain disclosures when substantial doubt is mitigated as a result of management’s plans. It also requires a short statement and additional disclosures when substantial doubt is not mitigated, and requires as assessment for a period of one year after the date that the financial statements are issued. NCI is currently evaluating the impact of the pending adoption of ASU 2014-15 on the Company’s financial statements and disclosures when NCI adopts the standard in 2017.

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), which provides U.S. GAAP guidance on the bifurcation of deferred taxes assets and liabilities between current and non-current and the related footnote disclosures. It becomes effective for annual periods beginning after December 15, 2016, and interim periods thereafter. While this new accounting standard will not affect the Company until the Company’s 2017 fiscal year, early application is permitted.

Current GAAP requires an entity to bifurcate deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position.

To simplify the presentation of deferred income taxes, the amendments in the Update require that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The amendments in the Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update.

The amendments in this Update will align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (IFRS). IAS1, Presentation of Financial Statements, requires deferred tax assets and liabilities to be classified as noncurrent in a classified statement of financial position. The effect of adoption of ASU 2015-17 will result in current deferred tax assets being reclassified as noncurrent on the Company’s financial statements and disclosures when NCI adopts the standard in 2017.

4. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method and contingently issuable potential common shares that could share in our income if options containing a market condition that was met during the twelve months were exercised. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. NCI has both Class A and Class B shares and both share the same rights and preferences and thus the two-class method does not result in a different outcome and is therefore not presented. For the years ended December 31, 2015, 2014 and 2013, approximately 17,000, 44,000 and 1,258,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income	$12,172	$8,468	$7,738

Weighted average number of basic shares outstanding during the year	13,012	12,899	12,829
Dilutive effect of stock options after application of treasury stock method	693	617	—

Weighted average number of diluted shares outstanding during the year	13,705	13,516	12,829

Basic earnings per share	$0.94	$0.66	$0.60
Diluted earnings per share	$0.89	$0.63	$0.60

5. Major Customers

The Company earned substantially all of its revenue from the U.S. Federal Government for each of the years ended December 31, 2015, 2014 and 2013. During 2015, 2014 and 2013, the Company’s PEO Soldier contract accounted for revenue in the amounts of $32.4 million, $36.5 million and $46.0 million, respectively. The Company’s PEO Soldier contract is a cost-plus fee contract consisting of a base period and two option periods for a total term of three years which commenced in September 2012. During the third quarter of 2015, NCI was awarded the follow-on contract for PEO Soldier and prevailed after a competitor’s protest was dismissed. The new contract is valued at $211 million and is a cost-plus fee vehicle consisting of a transition period, a base period and four option periods for a total term of five years commencing on October 1, 2015. Revenue by customer for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2015		2014		2013
	(in thousands)
Defense and Intelligence Agencies	$201,194	60%	$237,194	75%	$249,463	75%
Federal Civilian Agencies	$131,901	40%	$79,834	25%	$82,862	25%

6. Accounts Receivable (in thousands)

Accounts receivable consist of billed and unbilled amounts at the end of each year:

	As of December 31,
	2015	2014
Billed receivables	$23,621	$25,231
Unbilled receivables:
Amounts billable at end of year	27,185	21,677
Other	9,980	6,690

Total unbilled receivables	37,165	28,367

Total accounts receivable	60,787	53,598
Less: allowance for doubtful accounts	742	742

Total accounts receivable, net	$60,044	$52,856

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next year.

The following table details the Allowance for Doubtful Accounts for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Balance at beginning of year	$742	$788	$802
Charged to expense	—	—	62
Deductions	—	(46)	(76)

Balance at end of year	$742	$742	$788

7. Property and Equipment (in thousands)

The following table details property and equipment at the end of each year:

	As of December 31,
	2015	2014
Property and equipment
Furniture and equipment	$26,573	$23,896
Leasehold improvements	9,323	9,221
Real property	549	549

	36,444	33,666
Less: Accumulated depreciation and amortization	29,746	26,295

Property and equipment, net	$6,698	$7,371

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $3.5 million, $4.1 million and $4.6 million, respectively.

8. Intangible Assets (in thousands)

The following table details intangible assets at the end of each year:

	As of
	December 31, 2015	December 31, 2014
Contract and customer relationships	$39,594	$20,987
Developed software	1,113	—
Less: Accumulated amortization	(21,476)	(17,268)

Intangible assets, net	$19,231	$3,719

Amortization expense of intangible assets for the years ended December 31, 2015, 2014 and 2013 was $4.2 million, $1.6 million and $1.7 million, respectively. The weighted average amortization period of the acquired customer relationships as of December 31, 2015, was approximately eight years. The weighted average amortization period of the acquired developed software as of December 31, 2015 was approximately three years. Contract and customer relationships are amortized over the expected backlog life based on projected cash flows, which are proportionate to acquired backlog, or generally between three to 11 years. Non-compete agreements are amortized over their contractual life, which is generally between three to five years. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,
2016	$3,645
2017	3,632
2018	3,149
2019	3,049
2020	3,027
Thereafter	2,729

$19,231

9. Goodwill

As of December 31, 2015, goodwill accounted for approximately $33.9 million, or approximately 21%, of our recorded total assets.

The activity and balance of our goodwill for the years ended December 31, 2015 and 2014 are as follows:

Goodwill (in thousands)
Balance as of January 1, 2014	$—

Balance as of December 31, 2014	—

Goodwill acquired	33,878

Balance as of December 31, 2015	$33,878

The goodwill amounts acquired are from the acquisition of Computech in January 2015.

10. Other Accrued Expenses (in thousands)

Other accrued expenses consist of the following at the end of each year:

	As of December 31,
	2015	2014
Accrued health claims	$1,331	$1,506
Deferred rent, current	729	751
Restructuring charge, current	135	218
Other accrued expenses	1,648	2,178

Total other accrued expenses	$3,843	$4,653

11. Leases

The Company leases office space and equipment under operating leases that expire on various dates through January 31, 2021. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below.

Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Operating leases
(in thousands)
For the year ending December 31,
2016	$5,782
2017	4,960
2018	2,946
2019	1,289
2020	312
Thereafter	12

Total minimum lease payments	$15,301

The Company incurred rent expense including amortization of deferred rent expense, under operating leases of $5.5 million, $5.4 million, and $6.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

12. Debt

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

The credit facility allows us to use borrowings thereunder of up to $17.5 million to repurchase shares of our common stock. Funds borrowed under the credit facility may be used to finance possible future acquisitions, for working capital requirements, for stock repurchases, for cash dividends or for general corporate uses. For a discussion of share repurchases, see Note 14—Stock Repurchase.

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

For the years ending December 31, 2015, 2014, and 2013, NCI had a weighted average outstanding loan balance of $22.4 million, $1.3 million, and $12.5 million, respectively, and a weighted average borrowing rate of 2.3%, 2.3%, and 2.3%, respectively.

As of December 31, 2015, the outstanding balance under the credit facility was $10.0 million. Interest accrues at a rate of LIBOR plus 210 basis points, or 2.3%, on future borrowings. As of December 31, 2014, the outstanding balance under the credit facility was $0.0 million and interest would have accrued at a rate of LIBOR plus 210 basis points, or 2.3%. As of December 31, 2015 and 2014, the Company was in compliance with all of its loan covenants.

13. Computech Acquisition

On January 1, 2015, the Company completed its purchase of 100% of the outstanding stock of Computech, Inc. (“Computech”), a leader in agile and lean application software development and IT operations and maintenance, for approximately $56.7 million, net of cash acquired.

The acquisition has been accounted for under the acquisition method of accounting which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill. Total acquisition and integration related costs expensed through December 31, 2015 were approximately $0.4 million.

The following unaudited pro forma results are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future. The following unaudited pro forma results of operations assume the Computech acquisition had occurred on January 1, 2014. Amortization of purchased intangibles and acquisition and integration related costs for the acquisition of Computech are included in all periods presented:

	Pro Forma Financial Information
	Twelve months ended December 31,
	2015	2014
Revenue	$333,095	$360,673
Net income	$12,172	$14,041
Basic earnings per share	$0.94	$1.09
Diluted earnings per share	$0.89	$1.04

Allocation of Purchase Price

NCI has completed the valuation of the assets acquired and liabilities assumed of Computech. The fair values assigned to the intangible assets acquired were based on preliminary estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Based on the Company’s valuation, the total consideration of approximately $56.7 million, net of $3.3 million of cash acquired, has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed, as follows:

Accounts receivable and other assets	8,407
Goodwill	33,878
Definite-life intangible assets	19,720
Accrued salary and benefits	(4,112)
Other accrued expenses	(1,236)

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

During 2015, 2014 and 2013, the Company did not purchase any shares. At December 31, 2015, we had $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

15. Performance Incentive Plan

The Board of Directors of the Company has adopted The Amended and Restated 2005 Performance Incentive Plan (the Plan), which has been approved by the Company’s stockholders. As of December 31, 2015, the Plan has reserved 4,200,000 shares of Class A common stock for issuance, which increases annually by 100,000 shares. The Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees, and consultants. The Compensation Committee of the Company administers the Plan.

As of December 31, 2015
(in thousands)
Shares reserved under the plan	4,200
Shares vested and options exercised	1,751
Restricted shares and options outstanding	1,869

Shares available for future grants	580

16. Share-Based Payments

Compensation expense for all stock-based awards is measured at fair value on the date of grant and recognition of compensation expense is recorded over the requisite service period for awards expected to vest. The Company determines the fair value of our stock options using the Black-Scholes-Merton valuation model or other models that incorporate into the valuation the possibility that market conditions may not be satisfied. The application of the Black-Scholes-Merton model to the valuation of options requires the use of input assumptions, including expected volatility, expected term, expected dividend yield, and expected risk-free interest rate. During 2014, approximately 737,000 of the options granted in June of 2013 vested on an accelerated vesting schedule after the Company’s stock price reached two discrete acceleration milestones of a continuous 30-day average stock price of $8.00 and $10.00 per share, respectively. This accelerated vesting added approximately $1.1 million and $0.4 million in additional stock compensation costs to general and administrative expenses and cost of revenue, respectively. During 2015, approximately 335,000 of the options granted in June of 2013 vested on an accelerated vesting schedule after the Company’s stock price reached the final acceleration milestone of a continuous 30-day average stock price of $12.00 per share. This accelerated vesting added a nominal amount in additional stock compensation costs to general and administrative expenses and cost of revenue.

Assumptions Used in Fair Value determination

The following weighted-average assumptions were used for option grants made during the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
	2015	2014	2013
Expected Volatility	56.7%	56.3%	56.0%
Expected Term (in years)	4.5	4.6	5.0
Risk-free Interest Rate	1.5%	1.7%	1.2%
Dividend Yield	0.0%	0.0%	0.0%

•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price.

•	Expected Term. Because the Company does not have significant historical data on employee exercise behavior, it uses the “Simplified Method” as defined under SEC Staff Accounting Bulletin No. 110 to calculate the expected term. The simplified method is calculated by averaging the vesting period and contractual term of the option.

•	Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.

•	Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input.

Stock Options Activity

The following table summarizes stock option activity for the period January 1, 2013 through December 31, 2015:

	Options
	Number of Options (in thousands)	Weighted- Average Exercise Price per Share
Outstanding at January 1, 2013	676	$7.07
Granted	1,230	4.59
Forfeited/cancelled	(121)	5.96
Exercised	—	—

Outstanding at December 31, 2013	1,785	$5.43
Granted	60	9.33
Forfeited/cancelled	(87)	7.83
Exercised	(91)	5.04

Outstanding at December 31, 2014	1,667	$5.44
Granted	85	10.41
Forfeited/cancelled	(60)	7.65
Exercised	(145)	5.75

Outstanding at December 31, 2015	1,548	$5.60

Vested or expected to vest at December 31, 2015	1,524	$5.55

Exercisable at December 31, 2015	1,334	$5.11

The following table summarizes stock option vesting, nonvested options and restricted stock for the period January 1, 2013 through December 31, 2015:

	Options		Restricted Stock
	Number of Options (in thousands)	Weighted- Average Fair Value	Number of Restricted Shares (in thousands)	Weighted- Average Fair Value
Nonvested January 1, 2013	27	$4.60	123	$16.81
Granted	1,230	2.21	—	—
Vested	(174)	2.92	(39)	16.73
Forfeited	(139)	2.64	—	20.01

Nonvested December 31, 2013	1,566	$2.45	84	$16.58

Vested December 31, 2013	194	$3.09

Granted	60	4.44	—	—
Vested	(859)	2.24	(29)	17.46
Forfeited	(87)	7.83	(11)	16.61

Nonvested December 31, 2014	680	$2.72	44	$15.97

Vested December 31, 2014	987	$2.40

Granted	85	4.66	315	13.30
Vested	(503)	2.49	(33)	17.01
Forfeited	(49)	3.23	(5)	20.24

Nonvested December 31, 2015	213	$3.90	321	$13.19

Vested December 31, 2015	1,334	$2.41

The following table summarizes stock options outstanding at December 31, 2015:

Range of exercise prices	Number of Options	Weighted- Average Exercise Price	Intrinsic Value Outstanding Options	Weighted-Average Remaining Contractual Life	Options exercisable	Intrinsic Value Vested Options
	(in thousands)		(in thousands)	(in years)	(in thousands)	(in thousands)
$1.00 – $6.99	1,092	$4.56	$9,926	4.4	1,078	$9,804
$7.00 – $12.99	456	8.08	2,542	4.0	256	1,587

	1,548	$5.60	$12,468	4.3	1,334	$11,391

Stock options and restricted stock granted generally vest over a period of three to five years from the date of grant in accordance with the individual stock option agreement. The maximum contractual term of stock options is seven years.

The following table summarizes stock compensation for the three years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cost of revenue	$239	$667	$283
General and administrative	1,068	2,377	1,116

	$1,307	$3,044	$1,399

As of December 31, 2015, there was $3.8 million of total unrecognized compensation cost of unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with $0.9 million, $0.9 million, $0.8 million, $0.7 million and $0.5 million amortized during 2016, 2017, 2018, 2019 and 2020, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The cost of stock compensation is included in the Company’s Consolidated Statements of Income before, or in conjunction with, the vesting of options.

The following table summarizes cash proceeds received for stock options exercised, intrinsic value of vested options, and income tax benefits realized for the three years ending December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash proceeds received	$833	$482	$—
Intrinsic value	11,391	4,754	106
Income tax benefits realized	85	32	45

17. Provision for Income Taxes

Significant components of the provision for income taxes for the three years ended December 31, 2015, 2014, and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current
Federal	$3,651	$3,380	$1,652
State and Local	878	780	599

Total Current	4,529	4,160	2,251
Deferred
Federal	3,041	941	2,490
State and Local	69	506	847

Total Deferred	3,110	1,447	3,337

Total Income Tax Provision	$7,639	$5,607	$5,588

The differences between the expense (benefit) from income taxes at the statutory U.S. Federal income tax rate of 34% and those reported in the Statements of Income are as follows:

	Year ended December 31,
	2015	2014	2013
Federal income tax at statutory rates	34.0%	34.0%	34.0%
State income taxes, net of Federal benefit	4.6	5.6	7.2
Other	0.0	0.2	0.7

Total income tax expense	38.6%	39.8%	41.9%

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

Components of the Company’s deferred tax assets and liabilities are as follows for the years ended December 31:

	2015	2014
	(in thousands)
Deferred tax assets
Accrued vacation and compensation	$2,651	$2,400
Intangible assets excluding goodwill	4,441	3,705
Stock compensation	1,622	1,455
Restructuring charge and other accrued liabilities	1,625	1,617
Accounts receivable	—	60
Allowance for doubtful accounts	286	286
Deferred rent	820	1,037
Goodwill	27,848	32,178

Total deferred tax assets	39,293	42,738

Less: valuation allowance	(218)	(196)

Total net deferred tax assets	39,075	42,542

Deferred tax liabilities
Property and equipment	(286)	(753)

Total deferred tax liabilities	(286)	(753)

Net deferred tax asset	$38,789	$41,789

Deferred tax assets are evaluated to determine if the future tax deductions will be realizable. Future realization of tax benefits ultimately depends on the existence of sufficient taxable income within the appropriate period that is available under the tax law. All available evidence was considered to determine if a valuation allowance for deferred tax assets was needed. Based primarily on recent earnings history and actual taxable income, as well as projections of future taxable income, management believes there is sufficient positive evidence to conclude that it is more likely than not that substantially all of the deferred tax assets are fully realizable and no valuation allowance is necessary for most deferred tax assets.

The Company’s analysis of uncertain tax positions determined that the Company had no uncertain tax positions and as such, no liability has been recorded as of December 31, 2015, 2014, and 2013.

The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. Federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2012.

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

The Company’s contributions for the years ended December 31, 2015, 2014 and 2012 were approximately $2.8 million, $2.4 million and $2.3 million, respectively.

19. Related Party Transactions

The Company purchased services under a subcontract from Renegade Technology, Inc., which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman of the Company. The Company purchased services from Renegade Technology, Inc. of approximately $0.7 million, $1.1 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, there was $0.1 million and no amount due to Renegade Technology, Inc., respectively.

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

21. Subsequent Events

Dividends

On February 8, 2016, the Company’s Board of Directors declared a special dividend of $0.15 per share of the Company’s common stock payable on March 18, 2016 to stockholders of record on February 26, 2016.

22. Supplemental Quarterly Information (unaudited, in thousands)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly financial operating results of the Company for the years ended December 31, 2015 and 2014 are presented below.

	For the quarter ended
	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014
Statement of Operations Data:
Revenue	$84,018	$82,310	$85,799	$80,968	$74,440	$75,660	$77,845	$89,084
Operating costs and expenses:
Cost of revenue	70,484	68,677	71,553	67,602	62,822	64,102	65,929	78,003
General and administrative expenses	6,076	6,445	6,866	6,629	5,883	6,205	6,364	7,399
Depreciation and amortization	1,884	1,794	1,892	2,089	1,390	1,401	1,450	1,449
Acquisition and integration related expenses	—	6	192	230	150	—	—	—

Total operating costs and expenses	78,444	76,922	80,503	76,550	70,245	71,708	73,743	86,851

Operating income	5,574	5,388	5,296	4,418	4,195	3,952	4,102	2,233
Interest expense, net	202	204	221	238	104	95	82	126

Income before income taxes	5,372	5,184	5,075	4,180	4,091	3,857	4,020	2,107
Provision for income taxes	1,822	2,013	2,029	1,775	1,651	1,495	1,594	866

Net income	$3,550	$3,171	$3,046	$2,405	$2,440	$2,362	$2,426	$1,241

Earnings per share
Basic	$0.27	$0.24	$0.23	$0.19	$0.19	$0.18	$0.19	$0.10
Diluted	$0.26	$0.23	$0.22	$0.18	$0.18	$0.18	$0.18	$0.09