Form 10-Q
period 2016-03-31
NCI, Inc.
filed 2016-04-29
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2016

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

As of April 25, 2016, there were 9,004,397 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,500,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into shares of Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended March 31,
	2016	2015

Revenue	$83,655	$80,968

Operating expenses:
Cost of revenue	69,987	67,602
General and administrative expenses	6,129	6,629
Depreciation and amortization	1,792	2,089
Acquisition and integration related expenses	—	230

Total operating expenses	77,908	76,550

Operating income	5,747	4,418
Interest expense, net	190	238

Income before income taxes	5,557	4,180
Provision for income taxes	2,224	1,775

Net income	$3,333	$2,405

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,153	12,968

Net income per share	$0.25	$0.19

Diluted:
Weighted average shares outstanding	13,867	13,601

Net income per share	$0.24	$0.18

Cash dividend declared and paid per share	$0.15	$0.12

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of March 31, 2016	As of December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$388	$233
Accounts receivable, net	68,936	60,044
Prepaid expenses and other current assets	5,847	3,447

Total current assets	75,171	63,724

Property and equipment, net	6,156	6,698
Other assets	1,605	1,548
Deferred tax assets, net	38,722	38,789
Intangible assets, net	18,320	19,231
Goodwill	33,878	33,878

Total assets	$173,852	$163,868

Liabilities and stockholders’ equity:
Current liabilities:
Current portion of long-term debt	$20,500	$—
Accounts payable	17,955	19,693
Accrued salaries and benefits	15,993	18,977
Deferred revenue	2,458	2,217
Other accrued expenses	5,774	3,843

Total current liabilities	62,680	44,730

Long-term debt	—	10,000
Other long-term liabilities	2,798	2,578

Total liabilities	65,478	57,308

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,921 shares issued and 9,004 shares outstanding as of March 31, 2016, and 9,843 shares issued and 8,961 shares outstanding as of December 31, 2015	188	187
Class B common stock, $0.019 par value—12,500 shares authorized; 4,500 shares issued and outstanding as of March 31, 2016 and December 31, 2015	86	86
Additional paid-in capital	77,069	76,569
Treasury stock at cost—917 shares of Class A common stock as of March 31, 2016 and December 31, 2015	(8,331)	(8,331)
Retained earnings	39,362	38,049

Total stockholders’ equity	108,374	106,560

Total liabilities and stockholders’ equity	$173,852	$163,868

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,333	$2,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,792	2,089
Share-based compensation	329	370
Deferred income taxes	67	73
Changes in operating assets and liabilities:
Accounts receivable, net	(8,892)	5,242
Prepaid expenses and other assets	(2,458)	691
Accounts payable	(1,738)	(1,035)
Accrued expenses and other liabilities	(591)	(3,606)

Net cash (used in) provided by operating activities	(8,158)	6,229

Cash flows from investing activities:
Purchases of property and equipment	(339)	(251)
Cash paid for acquisition, net of cash acquired	—	(56,657)

Net cash used in investing activities	(339)	(56,908)

Cash flows from financing activities:
Borrowings under credit facility	47,233	72,340
Repayments on credit facility	(36,733)	(45,340)
Proceeds from exercise of stock options	172	127
Dividends paid	(2,020)	(1,561)

Net cash provided by financing activities	8,652	25,566

Net change in cash and cash equivalents	155	(25,113)
Cash and cash equivalents, beginning of period	233	25,819

Cash and cash equivalents, end of period	$388	$706

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$104	$211

Income taxes	$327	$541

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of March 31, 2016 and its results of operations and cash flows for the three months ended March 31, 2016 and 2015, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except share and per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Recently Issued Accounting Pronouncements

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. As permitted, we elected to early adopt this ASU using the retrospective approach, effective with our current Form 10-Q filing for March 31, 2016. As a result of adopting this ASU, we recast our December 31, 2015 balance sheet by decreasing deferred tax assets, net, by $4,034 thousand, and increased the line item for non-current deferred tax assets, net, in the amount of $4,034 thousand. There was no impact to our December 31, 2015 consolidated statements of income, changes in stockholders’ equity, or cash flows.

At March 31, 2016, the adoption of ASU 2015-17 resulted in a decrease of $4,034 thousand in deferred tax assets, net, and a corresponding increase to non-current deferred tax assets, net, in our condensed consolidated balance sheet. The adoption of ASU 2015-17 had no impact on our condensed consolidated statements of income or cash flows for the three month period ended March 31, 2016.

In February 2016, the FASB issued ASU 2016-02, which requires the recognition of right-to-use assets and lease liabilities arising from capital leases and operating leases in the statement of comprehensive income and the statement of financial position, respectively. The Company will adopt the standard effective January 1, 2019 and does not anticipate that this new accounting guidance will have a material impact on its consolidated statement of operations. The Company has not yet completed its evaluation of the impact on the consolidated balance sheet. The actual impact will depend on the Company’s lease portfolio at the time of adoption.

In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations under the new revenue recognition standard, ASU 2014-09, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance on identifying promised goods or services from a principal and agent perspective. The Company will adopt the standard effective January 1, 2018. The Company is continuing to evaluate the full effect that ASU 2014-09 and related subsequent updates will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company is evaluating the full effect that ASU 2016-09 will have on its consolidated financial statements and will adopt the standard effective January 1, 2017.

2. Business Overview

NCI is a leading provider of enterprise solutions and services to U.S. defense, intelligence, health care and civilian government agencies. We have the expertise and proven track record to solve our customers’ most important and complex mission challenges through technology and innovation. Our team of highly skilled professionals focuses on delivering cost-effective solutions and services in the areas of agile software application and systems development/integration; cybersecurity and information assurance; engineering and logistics support; enterprise information management and advanced analytics; cloud computing and IT infrastructure optimization; health IT and medical support; IT service management; and modeling, simulation and training. Headquartered in Reston, Virginia, we have more than 2,000 employees operating at more than 100 locations worldwide. The majority of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. NCI primarily conducts business throughout the U. S. The Company reports operating results and financial data as one reportable segment.

For the three months ended March 31, 2016, the Company generated approximately 63% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 37% of revenue from federal civilian agencies. For the three months ended March 31, 2015, the Company generated approximately 60% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 40% of revenue from federal civilian agencies.

NCI’s Program Executive Office Soldier (“PEO Soldier”) contract is the Company’s largest revenue-generating contract and accounted for approximately 16% and 10% of revenue for the three months ended March 31, 2016 and 2015, respectively. The Company’s PEO Soldier program is a cost-plus fee contract consisting of a base period and four option periods for a total term of five years, which commenced in October 1, 2015. NCI’s Cyber Network Operations and Security Support (CNOSS) program, supporting the U.S. Army Network Enterprise Technology Command accounted for approximately 10% and 7% of revenue for the three months ended March 31, 2016, and 2015, respectively. This cost-plus-fixed-fee, single award indefinite delivery indefinite quantity contract consists of a 12-month base period with two one-year option periods and one six-month option period, and commenced in October 2014.

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended March 31, 2016 and 2015, approximately 30,000 and 109,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,
	2016	2015
Net Income	$3,333	$2,405

Weighted average number of basic shares outstanding during the period	13,153	12,968
Effect of dilutive potential common shares	714	633

Weighted average number of diluted shares outstanding during the period	13,867	13,601

Basic earnings per share	$0.25	$0.19

Diluted earnings per share	$0.24	$0.18

4. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts. The following table details accounts receivable at the end of each period:

	As of
	March 31, 2016	December 31, 2015
Billed receivables	$24,732	$23,621
Unbilled receivables:
Amounts billable at end of period	30,146	27,185
Other	14,800	9,980

Total unbilled receivables	44,946	37,165

Total accounts receivable	69,678	60,787
Less: Allowance for doubtful accounts	742	742

Total accounts receivable, net	$68,936	$60,044

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all unbilled receivables are expected to be billed and collected within the next 12 months.

5. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	March 31, 2016	December 31, 2015
Property and equipment
Furniture and equipment	$26,878	$26,573
Leasehold improvements	9,357	9,323
Real property	549	549

	36,784	36,444
Less: Accumulated depreciation and amortization	30,628	29,746

Property and equipment, net	$6,156	$6,698

Depreciation and amortization expense for the three months ended March 31, 2016 and 2015 was $0.9 million and $1.0 million, respectively.

6. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	March 31, 2016	December 31, 2015
Contract and customer relationships	$39,594	$39,594
Developed software	1,113	1,113
Less: Accumulated amortization	(22,387)	(21,476)

Intangible assets, net	$18,320	$19,231

Amortization expense of intangible assets for the three months ended March 31, 2016 and 2015 was $0.9 million and $1.1 million, respectively. Intangible assets are primarily amortized on a straight line basis over periods ranging from seven to 11 years. Expected amortization expense for the remainder of the fiscal year ending December 31, 2016, and for each of the fiscal years thereafter, is as follows:

For the year ending December 31,
2016 (remaining nine months)	$2,734
2017	3,632
2018	3,149
2019	3,049
2020	3,027
Thereafter	2,729

$18,320

7. Share-Based Payments

During the three months ended March 31, 2016, the Company did not grant any stock options to purchase shares of Class A common stock. During the three months ended March 31, 2016, 38,332 stock options were exercised at a weighted-average price of $4.48. As of March 31, 2016, there were approximately 1,509,501 stock options outstanding. During the three months ended March 31, 2016, 5,000 restricted shares were granted, and 6,250 restricted shares vested. As of March 31, 2016, there were 320,000 shares of restricted stock outstanding.

The following table summarizes stock compensation expense allocated to cost of revenue and general and administrative costs for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Cost of revenue	$79	$63
General and administrative	250	307

	$329	$370

As of March 31, 2016, there was approximately $3.6 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with approximately $0.7 million, $0.9 million, $0.8 million, $0.7 million and $0.5 million amortized during the remainder of 2016, and the full years of 2017, 2018, 2019, and 2020, respectively. The cost of stock compensation is included in the Company’s Condensed Consolidated Statements of Income and expensed over the service period of the options.

8. Debt

The Company’s senior credit facility, amended in December 2014, and referred to herein as the “credit facility,” consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of the Company’s outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement. The credit facility expires on January 31, 2017. Accordingly all borrowings are classified as current liabilities as they are due and payable within the next 12 months.

The credit facility contains various covenants that limit, among other things, the Company’s ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including limits on cash dividends on the Company’s outstanding common stock or equivalent equity interests; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to maintain a minimum fixed charge coverage ratio, maintain a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of March 31, 2016, the Company was in compliance with all of its loan covenants.

The credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase outstanding shares of Class A common stock. No stock repurchases took place in the three months ended March 31, 2016. At March 31, 2016, $16.7 million was remaining under the board of directors’ authorization for share repurchases.

During the first quarter of 2016, NCI had a weighted average outstanding loan balance of $16.5 million which accrued interest at a weighted average borrowing rate of 2.5%. During the first quarter of 2015, NCI had a weighted average outstanding loan balance of $28.6 million which accrued interest at a weighted average borrowing rate of 2.3%.

As of March 31, 2016, the outstanding balance under the credit facility was $20.5 million and interest accrued at a rate of one-month LIBOR plus 210 basis points, or 2.5%.

9. Computech Acquisition

On January 1, 2015, the Company completed its purchase of 100% of the outstanding stock of Computech, Inc. (“Computech”), a leader in agile and lean application software development and IT operations and maintenance, for approximately $56.7 million, net of cash acquired.

The acquisition has been accounted for under the acquisition method of accounting, which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed is recognized as goodwill. Total acquisition and integration related costs through March 31, 2015 were approximately $0.2 million.

Allocation of Purchase Price

NCI has completed the valuation of the assets acquired and liabilities assumed of Computech. The fair values assigned to the intangible assets acquired were based on estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Based on the Company’s valuation, the total consideration of approximately $56.7 million, net of $3.3 million of cash acquired, has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed, as follows:

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

All goodwill and intangible asset amortization related to the acquisition of Computech is expected to be deductible for income tax purposes.

10. Dividends

Our board of directors declared and the Company paid the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 11, 2015	$0.12	February 20, 2015	$1,561	March 13, 2015
February 8, 2016	$0.15	February 26, 2016	$2,020	March 18, 2016

11. Related Party Transactions

The Company purchased services under a subcontract from Renegade Technology Systems, Inc., which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, Chairman of the Board. For the three months ended March 31, 2016 and 2015, the expense incurred under this agreement was approximately $157,000 and $166,000, respectively. As of March 31, 2016 and 2015, outstanding amounts due to Renegade Technology Systems, Inc. under this agreement were $47,410 and $68,030, respectively.

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

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”), and from time to time in other filings with the SEC, such as our Current Reports on Forms 8-K and Quarterly Reports on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended March 31,
	2016	2015
Revenue derived from prime contracts	94%	91%

Customer Group Revenue

The following table shows our revenue from the customer groups listed as a percentage of total revenue for the periods shown.

	Three months ended March 31,
	2016	2015
Department of Defense and intelligence agencies	63%	60%
U.S. Federal civilian agencies	37%	40%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2016	2015
Time-and-materials	17%	24%
Cost-plus fee	59%	45%
Firm fixed-price	24%	31%

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

Contract Backlog

	As of
	March 31, 2016	December 31, 2015
	(in millions)
Funded backlog	$147	$147
Total backlog	$501	$552

We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts that we believe are more likely than not to be exercised. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC, agency-specific IDIQ, or other multiple-award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define unfunded backlog, not included above, as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2016	2015	2016	2015
	(in thousands)		(as a percentage of revenue)
Revenue	$83,655	$80,968	100.0%	100.0%

Operating expenses:
Cost of revenue	69,987	67,602	83.7	83.5
General and administrative expenses	6,129	6,629	7.3	8.2
Depreciation and amortization	1,792	2,089	2.1	2.6
Acquisition and integration related expenses	—	230	—	0.2

Total operating expenses	77,908	76,550	93.1	94.5

Operating income	5,747	4,418	6.9	5.5
Interest expense, net	190	238	0.2	0.3

Income before income taxes	5,557	4,180	6.7	5.2
Provision for income taxes	2,224	1,775	2.7	2.2

Net income	$3,333	$2,405	4.0%	3.0%

Revenue

For the three months ended March 31, 2016, revenue increased by 3.3%, or $2.7 million, over the same period a year ago. This increase is principally due to revenues derived under the expanded PEO Soldier program, CNOSS program, and other new awards. The increase was partially offset by completed contracts and reductions in staffing and scope of work on certain contracts.

NCI’s PEO Soldier program accounted for $13.2 million, or 15.8% of revenue, in the first quarter of 2016, up $4.8 million from $8.4 million, or 10.3% of revenue, in the first quarter of 2015. NCI’s CNOSS program accounted for $8.5 million, or 10.1% of revenue, in the first quarter of 2016, up $2.7 million from $5.8 million, or 7.1% of revenue, in the first quarter of 2015.

Cost of revenue

Cost of revenue for the three months ended March 31, 2016 was $70.0 million, or 83.7% of revenue, compared to $67.6 million, or 83.5% of revenue, for the three months ended March 31, 2015. The increase in cost of revenue was primarily the result of the increased revenue reported for the period.

General and administrative expenses

General and administrative expense decreased 7.6%, or $0.5 million, for the three months ended March 31, 2016, as compared to the same period a year ago. The decrease was primarily due to lower compensation and external service provider costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.8 million and $2.1 million for the quarters ended March 31, 2016 and 2015, respectively. The decrease was primarily due to certain intangible assets becoming fully amortized in Q1 of 2015.

Interest expense, net

Interest expense, net, was $0.2 million and $0.2 million for the quarters ended March 31, 2016 and 2015, respectively. During the first quarter of 2016, we had a weighted average outstanding loan balance of $16.5 million which accrued interest at a weighted average borrowing rate of 2.5%. During the first quarter of 2015, we had a weighted average outstanding loan balance of $28.6 million which accrued interest at a weighted average borrowing rate of 2.3%.

Provision for income taxes

Provision for income taxes increased by $0.5 million in the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was due to higher operating income for the period ended March 31, 2016, offset by a lower effective tax rate. The effective income tax rate for the quarters ended March 31, 2016 and 2015 was approximately 40.0% and 42.5%, respectively. The decrease in the effective income tax rate is due to changes in the blended state income tax rate and state apportionment factors.

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

During the three months ended March 31, 2016, the balance of accounts receivable increased by $8.9 million to $68.9 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) increased 9 days to 75 days at March 31, 2016 as compared to

66 days at December 31, 2015. The increase in DSO was mostly attributable the timing of invoice submission and the payments related to the transition to NCI’s new PEO Soldier program. As of March 31, 2016, $20.5 million was due under the credit facility, as compared to $10.0 million outstanding as of December 31, 2015, reflecting $10.5 million of net borrowings during the first three months of 2016 due to the timing issues described previously. Net cash used by operating activities was $8.2 million at March 31, 2016 and was used to meet working capital requirements, primarily higher accounts receivable.

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

During 2015 and the three months ended March 31, 2016, we did not repurchase any shares. At March 31, 2016, we had $16.7 million remaining under the board of directors’ authorization for share repurchases.

Credit Facility: Our senior credit facility, amended in December 2014, and referred to herein as the “credit facility,” consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount, and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement.

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

We intend to amend and extend our credit facility before the current facility expires in January 2017. As of March 31, 2016, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first quarter of 2016. Refer to the Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk relates to changes in interest rates for borrowings under its credit facility. For the quarter ended March 31, 2016, a change of one percentage point in interest rates would have changed NCI’s interest expense or cash flows by less than $0.1 million. This estimate is based on our average balances for the period.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2016, under the supervision and with the participation of NCI’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company had evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, NCI’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2016, such that the information that is required to be disclosed in NCI’s reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including NCI’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to various legal actions, claims, government inquiries, and audits resulting from the normal course of business. The Company currently believes that the probability is remote that any resulting liability will have a material effect on the Company’s financial position, results of operations, or cash flows.

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

NCI, Inc.
Registrant

Date: April 29, 2016	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)