Form 10-Q
period 2016-06-30
NCI, Inc.
filed 2016-08-01
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2016

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

As of July 22, 2016, there were 9,004,397 shares outstanding of the registrant’s Class A common stock and 4,500,000 shares outstanding of the registrant’s Class B common stock. Shares of the Class B common stock are convertible on a one-for-one basis into shares of Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Revenue	$81,900	$85,799	$165,555	$166,767

Operating expenses:
Cost of revenue	67,921	71,553	137,908	139,155
General and administrative expenses	6,812	6,866	12,941	13,495
Depreciation and amortization	1,684	1,892	3,476	3,981
Acquisition and integration related expenses	—	192	—	422

Total operating expenses	76,417	80,503	154,325	157,053

Operating income	5,483	5,296	11,230	9,714
Interest expense, net	153	221	343	459

Income before income taxes	5,330	5,075	10,887	9,255
Provision for income taxes	2,100	2,029	4,324	3,804

Net income	$3,230	$3,046	$6,563	$5,451

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,184	13,013	13,169	12,991

Net income per share	$0.25	$0.23	$0.50	$0.42

Diluted:

Weighted average shares outstanding	13,858	13,603	13,847	13,604

Net income per share	$0.23	$0.22	$0.47	$0.40

Cash dividend declared and paid per share	—	—	$0.15	$0.12

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of June 30, 2016	As of December 31, 2015

Assets:
Current assets:
Cash and cash equivalents	$138	$233
Accounts receivable, net	54,398	60,044
Prepaid expenses and other current assets	4,932	3,447

Total current assets	59,468	63,724
Property and equipment, net	5,870	6,698
Other assets	1,523	1,548
Deferred tax assets, net	38,722	38,789
Intangible assets, net	17,410	19,231
Goodwill	33,878	33,878

Total assets	$156,871	$163,868

Liabilities and stockholders’ equity:
Current liabilities:
Current portion of long-term debt	$7,107	$—
Accounts payable	12,112	19,693
Accrued salaries and benefits	15,928	18,977
Deferred revenue	2,285	2,217
Other accrued expenses	4,985	3,843

Total current liabilities	42,417	44,730

Long-term debt	—	10,000
Other long-term liabilities	2,636	2,578

Total liabilities	45,053	57,308

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,921 shares issued and 9,004 shares outstanding as of June 30, 2016, and 9,843 shares issued and 8,961 shares outstanding as of December 31, 2015	188	187
Class B common stock, $0.019 par value—12,500 shares authorized; 4,500 shares issued and outstanding as of June 30, 2016 and December 31, 2015	86	86
Additional paid-in capital	77,283	76,569
Treasury stock at cost—917 shares of Class A common stock as of June 30, 2016 and December 31, 2015	(8,331)	(8,331)
Retained earnings	42,592	38,049

Total stockholders’ equity	111,818	106,560

Total liabilities and stockholders’ equity	$156,871	$163,868

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,563	$5,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,476	3,981
Share-based compensation	543	696
Deferred income taxes	67	73
Changes in operating assets and liabilities:
Accounts receivable, net	5,646	1,254
Prepaid expenses and other assets	(1,462)	2,682
Accounts payable	(7,581)	2,386
Accrued expenses and other liabilities	(1,779)	(2,546)

Net cash provided by operating activities	5,473	13,977

Cash flows from investing activities:
Purchases of property and equipment	(827)	(849)
Cash paid for acquisition, net of cash acquired	—	(56,657)

Net cash used in investing activities	(827)	(57,506)

Cash flows from financing activities:
Borrowings under credit facility	91,636	106,975
Repayments on credit facility	(94,529)	(87,475)
Proceeds from exercise of stock options	172	217
Repurchase of stock awards	—	(39)
Dividends paid	(2,020)	(1,561)

Net cash (used in) provided by financing activities	(4,741)	18,117

Net change in cash and cash equivalents	(95)	(25,412)
Cash and cash equivalents, beginning of period	233	25,819

Cash and cash equivalents, end of period	$138	$407

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$263	$414

Income taxes	$3,010	$2,333

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of June 30, 2016 and its results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Recently Issued Accounting Pronouncements

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. As permitted, the Company elected to early adopt this ASU using the retrospective approach, effective with its Form 10-Q filing for March 31, 2016. As a result of adopting this ASU, current net deferred taxes of $4.0 million were reclassified to net non-current deferred taxes as of December 31, 2015. The adoption of ASU 2015-17 had no impact on the Company’s consolidated statements of income or cash flows for year ended December 31, 2015 or the condensed consolidated statements of income or cash flows three and six month periods ended June 30, 2016.

In February 2016, the FASB issued ASU 2016-02, which requires the recognition of right-to-use assets and lease liabilities arising from capital leases and operating leases in the statement of comprehensive income and the statement of financial position, respectively. The Company will adopt the standard effective January 1, 2019. The Company has not yet completed its evaluation of the impact that the standard may have on its consolidated balance sheet. The actual impact will depend on the Company’s lease portfolio at the time of adoption.

In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance with respect to principal versus agent considerations under the new revenue recognition standard, ASU 2014-09, Revenue from Contracts with Customers. In April 2016, the FASB issued ASU 2016-10, which clarifies the implementation guidance with respect to identifying promised goods or services from a principal and agent perspective under ASU 2014-09. The Company will adopt the standard effective January 1, 2018 and is continuing to evaluate the full effect that ASU 2014-09 and related subsequent updates will have on its consolidated financial statements and related disclosures.

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

2. Business Overview

NCI is a leading provider of enterprise solutions and services to U.S. defense, intelligence, health care and civilian government agencies. The Company has the expertise and proven track record to solve its customers’ most important and complex mission challenges through technology and innovation. The Company’s team of highly skilled professionals focuses on delivering cost-effective solutions and services in the areas of agile software application and systems development/integration; cybersecurity and information assurance; engineering and logistics support; enterprise information management and advanced analytics; cloud computing and IT infrastructure optimization; health IT and medical support; IT service management; and modeling, simulation and training. Headquartered in Reston,

Virginia, the Company has approximately 2,000 employees operating at more than 100 locations worldwide. The majority of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. NCI primarily conducts business throughout the U. S. The Company reports operating results and financial data as one reportable segment.

For the three and six months ended June 30, 2016, the Company generated approximately 64% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 36% of revenue from federal civilian agencies. For the three and six months ended June 30, 2015, the Company generated approximately 60% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 40% of revenue from federal civilian agencies.

NCI’s Program Executive Office Soldier (“PEO Soldier”) contract is the Company’s largest revenue-generating contract and accounted for approximately 17% and 10% of revenue for the three months ended June 30, 2016 and 2015, respectively. The Company’s PEO Soldier program is a cost-plus fee contract consisting of a base period and four option periods for a total term of five years, which commenced in October 2015. NCI’s Cyber Network Operations and Security Support (CNOSS) program, supporting the U.S. Army Network Enterprise Technology Command accounted for approximately 11% and 7% of revenue for the three months ended June 30, 2016 and 2015, respectively. This cost-plus-fixed-fee, single-award indefinite delivery indefinite quantity contract consists of a 12-month base period with two one-year option periods and one six-month option period, and commenced in October 2014.

3. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended June 30, 2016 and 2015, approximately 8,000 and 131,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the six months ended June 30, 2016 and 2015, approximately 4,000 and 115,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following table details the computation of basic and diluted earnings per common share (Class A and Class B) for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$3,230	$3,046	$6,563	$5,451

Weighted average number of basic shares outstanding during the period	13,184	13,013	13,169	12,991
Dilutive effect of stock options and restricted stock after application of treasury stock method	674	591	678	614

Weighted average number of diluted shares outstanding during the period	13,858	13,603	13,847	13,604

Basic earnings per share	$0.25	$0.23	$0.50	$0.42

Diluted earnings per share	$0.23	$0.22	$0.47	$0.40

4. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts. The following table details accounts receivable at the end of each period:

	As of
	June 30, 2016	December 31, 2015
Billed receivables	$21,499	$23,621
Unbilled receivables:
Amounts billable at end of period	26,480	27,185
Other	7,161	9,980

Total unbilled receivables	33,641	37,165

Total accounts receivable	55,140	60,787
Less: Allowance for doubtful accounts	742	742

Total accounts receivable, net	$54,398	$60,044

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all unbilled receivables are expected to be billed and collected within the next 12 months.

5. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	June 30, 2016	December 31, 2015
Property and equipment
Furniture and equipment	$24,502	$26,573
Leasehold improvements	9,388	9,323
Real property	549	549

	34,519	36,444
Less: Accumulated depreciation and amortization	28,649	29,746

Property and equipment, net	$5,870	$6,698

Depreciation and amortization expense for the three months ended June 30, 2016 and 2015 was $0.8 million. Depreciation expense for the six months ended June 30, 2016 and 2015 was $1.7 million and $1.8 million, respectively.

6. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	June 30, 2016	December 31, 2015
Contract and customer relationships	$39,594	$39,594
Developed software	1,113	1,113
Less: Accumulated amortization	(23,297)	(21,476)

Intangible assets, net	$17,410	$19,231

Amortization expense of intangible assets for the three months ended June 30, 2016 and 2015 was $0.9 million and $1.1 million, respectively. Amortization expense of intangible assets for the six months ended June 30, 2016 and 2015 was $1.8 million and $2.2 million, respectively. Intangible assets are primarily amortized on a straight line basis over periods ranging from three to 11 years. Expected amortization expense for the remainder of the fiscal year ending December 31, 2016, and for each of the fiscal years thereafter, is as follows:

For the year ending December 31,
2016 (remaining six months)	$1,823
2017	3,632
2018	3,149
2019	3,049
2020	3,027
Thereafter	2,730

$17,410

7. Share-Based Payments

During the three and six months ended June 30, 2016, the Company granted 25,000 stock options to purchase shares of Class A common stock with a weighted-average exercise price of $13.29, which represents the fair market value at the date of grant. During the three months ended June 30, 2016, no stock options were exercised. During the six months ended June 30, 2016, 38,332 stock options were exercised at a weighted-average exercise price of $4.48. As of June 30, 2016, there were 1,534,500 stock options outstanding.

During the three months ended June 30, 2016, 20,000 restricted shares were granted and 20,000 restricted shares were cancelled. During the six months ended June 30, 2016, 25,000 restricted shares were granted and 20,000 restricted shares were cancelled. As of June 30, 2016, there were 320,000 shares of restricted stock outstanding.

The following table summarizes stock compensation expense allocated to cost of revenue and general and administrative costs for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of revenue	$36	$59	$115	$122
General and administrative	178	267	428	574

	$214	$326	$543	$696

As of June 30, 2016, there was approximately $3.6 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with approximately $0.5 million, $0.9 million, $0.9 million, $0.7 million and $0.6 million amortized during the remainder of 2016, and the full years of 2017, 2018, 2019, and 2020, respectively. The cost of stock compensation is included in the Company’s Condensed Consolidated Statements of Income and expensed over the service period of the options.

8. Debt

NCI’s senior credit facility, amended in December 2014, and referred to herein as the “credit facility,” consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount and a $45.0 million accordion feature allowing the Company to increase its borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of the Company’s outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility. The credit facility expires on January 31, 2017. Accordingly all borrowings are classified as current liabilities as they are due and payable within the next 12 months.

The credit facility contains various covenants that limit, among other things, the Company’s ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including limits on cash dividends on the Company’s outstanding common stock or equivalent equity interests; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to maintain a minimum fixed charge coverage ratio, maintain a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of June 30, 2016, the Company was in compliance with all of its loan covenants.

The credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase outstanding shares of Class A common stock. No stock repurchases took place in the three or six months ended June 30, 2016. At June 30, 2016, $16.7 million was remaining under the board of directors’ authorization for share repurchases.

During the second quarter of 2016, NCI had a weighted average outstanding loan balance of $16.4 million which accrued interest at a weighted average borrowing rate of 2.5%. During the second quarter of 2015, NCI had a weighted average outstanding loan balance of $24.7 million which accrued interest at a weighted average borrowing rate of 2.3%.

As of June 30, 2016, the outstanding balance under the credit facility was $7.1 million and interest accrued at a rate of one-month LIBOR plus 210 basis points, or 2.5%.

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

All goodwill and intangible asset amortization related to the acquisition of Computech is expected to be deductible for income tax purposes.

10. Dividends

Our board of directors declared and the Company paid the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

February 10, 2015	$0.12	February 25, 2015	$1,561	March 13, 2015

February 8, 2016	$0.15	February 26, 2016	$2,020	March 18, 2016

11. Related Party Transactions

The Company purchases services under a subcontract from Renegade Technology Systems, Inc., which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, Chairman of the Board. For the three months ended June 30, 2016 and 2015, the expense incurred under this agreement was approximately $201,000 and $182,000, respectively. For the six months ended June 30, 2016 and 2015, the expense incurred under this agreement was approximately $358,000 and $348,000, respectively. As of June 30, 2016 and 2015, outstanding amounts due to Renegade Technology Systems, Inc. under this agreement were $65,566 and $60,378, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority of our revenue; delays performing work under our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts

•	a reduction in the overall U.S. defense budget, volatility in spending authorizations for defense and intelligence-related programs by the U.S. Federal Government or a shift in spending to programs in areas where we do not currently provide services

•	delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011; U.S. Federal Governmental shutdowns (such as the shutdowns that occurred during the U.S. Federal Government’s 1996 and 2013 fiscal years); and other potential delays in the U.S. Federal Government appropriations process

•	changes in U.S. Federal Government programs or requirements, including the increased use of small business providers

•	failure to achieve contract awards in connection with recompetes for present business and/or competition for new business

•	U.S. Federal Government agencies more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures

•	adverse results of U.S. Federal Government audits of our government contracts

•	competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)

•	failure to identify and successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans

•	economic conditions in the U.S., including conditions that result from terrorist activities or war

•	material changes in policies, laws, or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, and (v) competition for task orders under Government Wide Acquisition Contracts (“GWAC”), agency-specific Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts and/or schedule contracts with the General Services Administration

•	the U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs

•	our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize benefits from future deferred tax assets; and

•	risk of contract non-performance or termination

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”), and from time to time in other filings with the SEC, such as our Current Reports on Forms 8-K and Quarterly Reports on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue derived from prime contracts	94%	91%	94%	91%

Customer Group Revenue

The following table shows our revenue from the customer groups listed as a percentage of total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Department of Defense and intelligence agencies	64%	60%	64%	60%
U.S. Federal civilian agencies	36%	40%	36%	40%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Time-and-materials	17%	22%	17%	23%
Cost-plus fee	61%	49%	60%	47%
Firm fixed-price	22%	29%	23%	30%

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

Contract Backlog

	As of
	June 30, 2016	December 31, 2015
	(in millions)
Funded backlog	$120	$147
Total backlog	$507	$552

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(as a percentage of revenue)
Revenue	$81,900	$85,799	100.0%	100.0%

Operating expenses:
Cost of revenue	67,921	71,553	83.0	83.4
General and administrative expenses	6,812	6,866	8.3	8.0
Depreciation and amortization	1,684	1,892	2.0	2.2
Acquisition and integration related expenses	—	192	—	0.2

Total operating expenses	76,417	80,503	93.3	93.8

Operating income	5,483	5,296	6.7	6.2
Interest expense, net	153	221	0.2	0.3

Income before income taxes	5,330	5,075	6.5	5.9
Provision for income taxes	2,100	2,029	2.6	2.4

Net income	$3,230	$3,046	3.9%	3.5%

Revenue

For the three months ended June 30, 2016, revenue decreased by 4.5%, or $3.9 million, over the same period a year ago. The decrease was due mostly to completed contracts, work that was set aside for small businesses, and reductions in staffing and scope of work on certain contracts, partially offset by revenues derived under the expanded PEO Soldier program, CNOSS program, and other new awards.

NCI’s PEO Soldier program accounted for $13.6 million, or 16.6% of revenue, in the second quarter of 2016, up $5.4 million from $8.2 million, or 9.6% of revenue, in the second quarter of 2015. NCI’s CNOSS program accounted for $9.3 million, or 11.4% of revenue, in the second quarter of 2016, up $3.6 million from $5.6 million, or 6.6% of revenue, in the second quarter of 2015.

Cost of revenue

Cost of revenue for the three months ended June 30, 2016 was $68.0 million, or 83.0% of revenue, compared to $71.6 million, or 83.4% of revenue, for the three months ended June 30, 2015. The decrease in cost of revenue was primarily the result of the greater contribution of direct labor and more efficient absorption of indirect costs for the period.

General and administrative expenses

General and administrative expenses decreased 0.8%, or $0.1 million, for the three months ended June 30, 2016, as compared to the same period a year ago. The decrease was primarily due to lower indirect labor costs, more efficient allocation of business development expenses, lower executive compensation costs, and decreased stock compensation expense, partially offset by an increase in external strategic consulting costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.7 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively. The decrease was primarily due to certain fixed assets becoming fully depreciated in the beginning of the second quarter of 2016.

Interest expense, net

Interest expense, net, was $0.2 million and $0.2 million for the quarters ended June 30, 2016 and 2015, respectively. During the second quarter of 2016, we had a weighted average outstanding loan balance of $16.4 million which accrued interest at a weighted average borrowing rate of 2.5%. During the second quarter of 2015, we had a weighted average outstanding loan balance of $24.7 million which accrued interest at a weighted average borrowing rate of 2.3%.

Provision for income taxes

Provision for income taxes increased by $0.1 million in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was due to slightly higher operating income for the period ended June 30, 2016, offset by a slightly lower effective income tax rate. The effective income tax rate for the quarters ended June 30, 2016 and 2015 was approximately 39.4% and 40.0%, respectively. The decrease in the effective income tax rate is due to changes in the blended state income tax rate and state apportionment factors.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(as a percentage of revenue)
Revenue	$165,555	$166,767	100.0%	100.0%

Operating expenses:
Cost of revenue	137,908	139,155	83.3	83.4
General and administrative expenses	12,941	13,495	7.8	8.1
Depreciation and amortization	3,476	3,981	2.1	2.4
Acquisition and integration related expenses	—	422	0.0	0.3

Total operating expenses	154,325	157,053	93.2	94.2

Operating income	11,230	9,714	6.8	5.8
Interest expense, net	343	459	0.2	0.3

Income before income taxes	10,887	9,255	6.6	5.5
Provision for income taxes	4,324	3,804	2.6	2.3

Net income	$6,563	$5,451	4.0%	3.2%

Revenue

For the six months ended June 30, 2016, total revenue decreased 0.7%, or $1.2 million from $166.8 million to $165.6 million, over the same period a year ago. The decrease was primarily due to lower pass-through revenue, reductions in scope of work, and the expiration of task orders and contracts, offset by revenues derived under our PEO Soldier and CNOSS programs and, to a lesser extent, from new awards.

Cost of revenue

Cost of revenue decreased 0.9% or $1.3 million from $139.2 million to $137.9 million, for the six months ended June 30, 2016, as compared to the same period a year ago. This decrease was primarily the result of reduced hardware, software and subcontractor costs, offset by an increase in direct labor costs. Cost of revenue represented 83.3% of revenue for the six months ended June 30, 2016, as compared to 83.4% for the six months ended June 30, 2015. This decrease was primarily the result of the greater contribution of direct labor and more efficient absorbtion of indirect costs.

General and administrative expenses

General and administrative expenses decreased 4.1%, or $0.6 million, for the six months ended June 30, 2016, as compared to the same period a year ago. The decrease was primarily due to lower indirect labor costs, more efficient allocation of business development expenses, lower executive compensation costs, and decreased stock compensation expense, partially offset by an increase in external strategic consulting costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $3.5 and $4.0 million for the six months ended June 30, 2016 and 2015, respectively. The decrease was primarily due to certain intangible assets becoming fully amortized in the second quarter of 2015 and due to certain fixed assets becoming fully depreciated in the beginning of the second quarter of 2016.

Interest expense, net

Interest expense, net, was approximately $0.3 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. The decrease was primarily attributed to a lower weighted average loan balance.

Provision for income taxes

For the six months ended June 30, 2016, the provision for income taxes increased to $4.3 million from $3.8 million in the same period a year ago, due to increased pretax income on an lower effective tax rate. The effective income tax rate for the six months ended June 30, 2016 was approximately 39.4% as compared to an effective income tax rate of 41.1% for the six months ended June 30, 2015. The lower effective income tax rate for the six months ended June 30, 2016 was the result of a decrease in the blended state income tax rate from our current state revenue allocation for the six months ended June 30, 2016 and 2015.

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

During the six months ended June 30, 2016, the balance of accounts receivable decreased by $5.6 million to $54.4 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) decreased 6 days to 60 days at June 30, 2016 as compared to 66 days at December 31, 2015. The decrease in DSO was mostly attributable to the resolution and payment of invoices related to certain contracts. As of June 30, 2016, $7.1 million was due under the credit facility, as compared to $10.0 million outstanding as of December 31, 2015, reflecting $2.9 million of net pay downs during the first six months of 2016. Net cash provided by operating activities was $5.5 million at June 30, 2016 and was used to pay down debt and meet working capital requirements.

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

During 2015 and the three and six months ended June 30, 2016, we did not repurchase any shares. At June 30, 2016, we had $16.7 million remaining under the board of directors’ authorization for share repurchases.

Credit Facility: Our senior credit facility, amended in December 2014, and referred to herein as the “credit facility,” consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount, and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility.

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

We intend to amend and extend our credit facility before the current facility expires in January 2017. As of June 30, 2016, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the second quarter of 2016. Refer to the Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk relates to changes in interest rates for borrowings under its credit facility. For the quarter ended June 30, 2016, a change of one percentage point in interest rates would have changed NCI’s interest expense or cash flows by less than $0.1 million. This estimate is based on our average balances for the period.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2016, under the supervision and with the participation of NCI’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company had evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, NCI’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2016, such that the information that is required to be disclosed in NCI’s reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including NCI’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as a result of the evaluation required by Rule 13a-15(d) under the Exchange Act during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCI Information Systems, Inc. (“NCIIS”), a wholly owned subsidiary of the Registrant, the Sellers named therein, the Phantom Stock Holders named therein and Computech, Inc. dated as of December 24, 2011 (incorporated herein by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed with the Commission on December 29, 2014)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: July 29, 2016	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)