Form 10-Q
period 2016-09-30
NCI, Inc.
filed 2016-11-07
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

As of October 28, 2016, there were 9,034,823 shares outstanding of the registrant’s Class A common stock and 4,500,000 shares outstanding of the registrant’s Class B common stock. Shares of the registrants Class B common stock are convertible on a one-for-one basis into shares of the registrants Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue	$79,753	$82,310	$245,308	$249,077
Operating expenses:
Cost of revenue	66,305	68,677	204,213	207,832
General and administrative expenses	6,434	6,445	19,375	19,941
Depreciation and amortization	1,737	1,794	5,213	5,774
Acquisition and integration related expenses	—	6	—	428

Total operating expenses	74,476	76,922	228,801	233,975

Operating income	5,277	5,388	16,507	15,102
Interest expense, net	134	204	477	662

Income before income taxes	5,143	5,184	16,030	14,440
Provision for income taxes	1,882	2,013	6,206	5,818

Net income	$3,261	$3,171	$9,824	$8,622

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,201	13,029	13,180	13,004
Net income per share	$0.25	$0.24	$0.75	$0.66

Diluted:
Weighted average shares outstanding	13,857	13,697	13,863	13,659
Net income per share	$0.24	$0.23	$0.71	$0.63

Cash dividend declared and paid per share	$—	$—	$0.15	$0.12

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of September 30, 2016	As of December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$244	$233
Accounts receivable, net	53,332	60,044
Prepaid expenses and other current assets	3,979	3,447

Total current assets	57,555	63,724
Property and equipment, net	6,338	6,698
Other assets	1,525	1,548
Deferred tax assets, net	38,066	38,789
Intangible assets, net	16,498	19,231
Goodwill	33,878	33,878

Total assets	$153,860	$163,868

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	11,226	19,693
Accrued salaries and benefits	17,613	18,977
Deferred revenue	2,312	2,217
Other accrued expenses	4,563	3,843

Total current liabilities	35,714	44,730

Long-term debt	—	10,000
Other long-term liabilities	2,622	2,578

Total liabilities	38,336	57,308

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,952 shares issued and 9,035 shares outstanding as of September 30, 2016, and 9,843 shares issued and 8,961 shares outstanding as of December 31, 2015	189	187
Class B common stock, $0.019 par value—12,500 shares authorized; 4,500 shares issued and outstanding as of September 30, 2016 and December 31, 2015	86	86
Additional paid-in capital	77,727	76,569
Treasury stock at cost—917 shares of Class A common stock as of September 30, 2016 and December 31, 2015	(8,331)	(8,331)
Retained earnings	45,853	38,049

Total stockholders’ equity	115,524	106,560

Total liabilities and stockholders’ equity	$153,860	$163,868

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$9,824	$8,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,213	5,774
Share-based compensation	769	1,036
Deferred income taxes	723	228
Changes in operating assets and liabilities:
Accounts receivable, net	6,712	5,421
Prepaid expenses and other assets	(509)	3,893
Accounts payable	(8,467)	(1,387)
Accrued expenses and other liabilities	(504)	(1,105)

Net cash provided by operating activities	13,761	22,482

Cash flows from investing activities:
Purchases of property and equipment	(2,121)	(1,537)
Cash paid for acquisition, net of cash acquired	—	(56,657)

Net cash used in investing activities	(2,121)	(58,194)

Cash flows from financing activities:
Borrowings under credit facility	126,303	146,395
Repayments on credit facility	(136,303)	(135,099)
Proceeds from exercise of stock options	391	235
Repurchase of stock awards	—	(53)
Dividends paid	(2,020)	(1,561)

Net cash (used in) provided by financing activities	(11,629)	9,917

Net change in cash and cash equivalents	11	(25,795)
Cash and cash equivalents, beginning of period	233	25,819

Cash and cash equivalents, end of period	$244	$24

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$372	$588

Income taxes	$4,670	$2,871

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (collectively “NCI” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of September 30, 2016 and its results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Recently Issued Accounting Pronouncements

On November 20, 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, the amendments in this ASU require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. As permitted, the Company elected to early adopt this ASU using the retrospective approach, effective with its Form 10-Q filing for March 31, 2016. As a result of adopting this ASU, current net deferred taxes of $4.0 million were reclassified to net non-current deferred taxes as of December 31, 2015. The adoption of ASU 2015-17 had no impact on the Company’s consolidated statements of income or cash flows for the year ended December 31, 2015 or the condensed consolidated statements of income or cash flows for the three and nine month periods ended September 30, 2016.

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

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company is evaluating the full effect that ASU 2016-09 will have on its consolidated financial statements and will adopt the standard effective January 1, 2017, but at this time believe it will not have a material effect on its consolidated financial statements when it is adopted by the Company in 2017.

In August 2016, the FASB issued ASU 2016-15, which provides updated guidance on eight specific cash flow issues and how they should be presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The eight specific cash flow issues addressed are being evaluated by the Company as to the likelihood of those cash flow transactions occurring and potential corresponding effect on the Company’s statement of cash flows. The Company will adopt the standard effective January 1, 2018.

2. Business Overview

NCI is a leading provider of enterprise solutions and services to U.S. defense, intelligence, health care and civilian government agencies. The Company has the expertise and proven track record to solve its customers’ most important and complex mission challenges through technology and innovation. The Company’s team of highly skilled professionals focuses on delivering cost-effective solutions and services in the areas of agile software application and systems development/integration; cybersecurity and information assurance; engineering and logistics support; enterprise information management and advanced analytics; cloud computing and IT infrastructure optimization; health IT and medical support; IT service management; and modeling, simulation and training. Headquartered in Reston, Virginia, the Company has approximately 2,000 employees operating at more than 100 locations worldwide. The majority of the Company’s revenue is derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. NCI primarily conducts business throughout the U. S. The Company reports operating results and financial data as one reportable segment.

NCI’s Program Executive Office Soldier (“PEO Soldier”) contract is the Company’s largest revenue-generating contract and accounted for approximately 16% and 9% of revenue for the three months ended September 30, 2016 and 2015, respectively. PEO Soldier accounted for approximately 16% and 10% of revenue for the nine months ended September 30, 2016 and 2015, respectively. The Company’s PEO Soldier program is a cost-plus fee contract consisting of a base period and four option periods for a total term of five years, which commenced in October 2015. NCI’s Cyber Network Operations and Security Support (“CNOSS”) program, supporting the U.S. Army Network Enterprise Technology Command accounted for approximately 12% and 7% of revenue for the three months ended September 30, 2016 and 2015, respectively. CNOSS accounted for approximately 11% and 6% of revenue for the nine months ended September 30, 2016 and 2015, respectively. This cost-plus-fixed-fee, single-award indefinite delivery indefinite quantity contract consists of a 12-month base period with two one-year option periods and one six-month option period, and commenced in October 2014.

3. Earnings Per Share

Basic earnings per share excludes dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended September 30, 2016 and 2015, approximately 25,000 and 30,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the nine months ended September 30, 2016 and 2015, approximately 11,000 and 63,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following table details the computation of basic and diluted earnings per common share (Class A and Class B) for the three and nine months ended September 30, 2016 and 2015.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$3,261	$3,171	$9,824	$8,622

Weighted average number of basic shares outstanding during the period	13,201	13,029	13,180	13,004
Dilutive effect of stock options and restricted stock after application of treasury stock method	656	668	683	655

Weighted average number of diluted shares outstanding during the period	13,857	13,697	13,863	13,659

Basic earnings per share	$0.25	$0.24	$0.75	$0.66

Diluted earnings per share	$0.24	$0.23	$0.71	$0.63

4. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts. The following table details accounts receivable at the end of each period:

	As of
	September 30, 2016	December 31, 2015
Billed receivables	$22,762	$23,621
Unbilled receivables:
Amounts billable at end of period	26,295	27,185
Other	5,017	9,980

Total unbilled receivables	31,312	37,165

Total accounts receivable	54,074	60,787
Less: Allowance for doubtful accounts	742	742

Total accounts receivable, net	$53,332	$60,044

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all unbilled receivables are expected to be billed and collected within the next 12 months.

5. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	September 30, 2016	December 31, 2015
Property and equipment
Furniture and equipment	$20,949	$26,573
Leasehold improvements	7,411	9,323
Real property	549	549

	28,909	36,444
Less: Accumulated depreciation and amortization	22,571	29,746

Property and equipment, net	$6,338	$6,698

Depreciation and amortization expense for the three months ended September 30, 2016 and 2015 was $0.8 million. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $2.5 million and $2.6 million, respectively.

6. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	September 30, 2016	December 31, 2015
Contract and customer relationships	$39,594	$39,594
Developed software	1,113	1,113
Less: Accumulated amortization	(24,209)	(21,476)

Intangible assets, net	$16,498	$19,231

Amortization expense of intangible assets for the three months ended September 30, 2016 and 2015 was $0.9 million and $1.0 million, respectively. Amortization expense of intangible assets for the nine months ended September 30, 2016 and 2015 was $2.7 million and $3.2 million, respectively. Intangible assets are primarily amortized on a straight line basis over periods ranging from three to 11 years. Expected amortization expense for the remainder of the fiscal year ending December 31, 2016, and for each of the fiscal years thereafter, is as follows:

For the year ending December 31,
2016 (remaining three months)	$911
2017	3,632
2018	3,149
2019	3,049
2020	3,027
Thereafter	2,730

$16,498

7. Share-Based Payments

During the three months ended September 30, 2016, the Company did not grant any stock options, and during the nine months ended September 30, 2016, the Company granted 25,000 stock options to purchase shares of Class A common stock with a weighted-average exercise price of $13.29, which represents the fair market value of the Company’s Class A common stock at the date of grant. During the three months ended September 30, 2016, a total of 35,426 stock options were exercised at a weighted-average exercise price of $6.38. During the nine months ended September 30, 2016, a total of 73,758 stock options were exercised at a weighted-average exercise price of $5.66. As of September 30, 2016, there were 1,499,074 stock options outstanding.

During the three months ended September 30, 2016, no restricted stock was granted and 5,000 shares of restricted stock were cancelled. During the nine months ended September 30, 2016, 25,000 shares of restricted stock were granted and 25,000 shares of restricted stock were cancelled. As of September 30, 2016, there were 315,000 shares of restricted stock outstanding.

The following table summarizes stock compensation expense allocated to cost of revenue and general and administrative costs for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of revenue	$47	$76	$162	$199
General and administrative	179	264	607	837

	$226	$340	$769	$1,036

As of September 30, 2016, there was approximately $3.3 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with approximately $0.2 million, $0.9 million, $0.9 million, $0.7 million and $0.6 million amortized during the remainder of 2016, and the full years of 2017, 2018, 2019, and 2020, respectively. The cost of stock compensation is included in the Company’s Condensed Consolidated Statements of Income and expensed over the service period of the options.

8. Debt

NCI’s senior credit facility, amended in December 2014, and referred to herein as the “credit facility,” consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount and a $45.0 million accordion feature allowing the Company to increase its borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on the one-month London Interbank offered rate or LIBOR, plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of the Company’s outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization or EBITDA, as defined in the credit facility. The credit facility expires on January 31, 2017. Accordingly all borrowings are classified as current liabilities as they are due and payable within the next 12 months.

The credit facility contains various covenants that limit, among other things, the Company’s ability to incur or guarantee additional debt; make certain distributions, investments and other restricted payments, including limits on cash dividends on the Company’s outstanding common stock or equivalent equity interests; enter into transactions with certain affiliates; create or permit certain liens; and consolidate, merge, or sell assets. In addition, the credit facility contains certain financial covenants that require the Company to maintain a minimum fixed charge coverage ratio, maintain a minimum funded debt to earnings ratio; and limit capital expenditures below certain thresholds. As of September 30, 2016, the Company was in compliance with all of its loan covenants.

The credit facility allows the Company to use borrowings thereunder of up to $17.5 million to repurchase outstanding shares of Class A common stock. No stock repurchases took place in the three or nine months ended September 30, 2016. At September 30, 2016, $16.7 million was remaining under the board of directors’ authorization for share repurchases.

During the third quarter of 2016, the Company had a weighted average outstanding loan balance of $6.5 million which accrued interest at a weighted average borrowing rate of 2.5%. During the third quarter of 2015, the Company had a weighted average outstanding loan balance of $18.8 million which accrued interest at a weighted average borrowing rate of 2.3%.

As of September 30, 2016, there was no outstanding balance under the credit facility.

9. Computech Acquisition

On January 1, 2015, the Company completed its purchase of 100% of the outstanding stock of Computech, Inc. (“Computech”), a leader in agile and lean application software development and IT operations and maintenance, for approximately $56.7 million, net of cash acquired. The acquisition has been accounted for under the acquisition method of accounting, which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value. The excess of the purchase consideration over the amounts assigned to tangible or intangible assets acquired and liabilities assumed was recognized as goodwill.

Allocation of Purchase Price

The Company has completed the valuation of the assets acquired and liabilities assumed of Computech. The fair values assigned to the intangible assets acquired were based on estimates, assumptions, and other information compiled by management, including independent valuations that utilized established valuation techniques. Based on the Company’s valuation, the total consideration of approximately $56.7 million, net of $3.3 million of cash acquired, has been allocated to assets acquired (including identifiable intangible assets and goodwill) and liabilities assumed, as follows:

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

11. Related Party Transactions

The Company purchases services under a subcontract from Renegade Technology Systems, Inc., which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, Chairman of the board of directors. For the three months ended September 30, 2016 and 2015, the expense incurred under this agreement was approximately $298,000 and $177,000, respectively. For the nine months ended September 30, 2016 and 2015, the expense incurred under this agreement was approximately $656,000 and $525,000, respectively. As of September 30, 2016 and 2015, outstanding amounts due to Renegade Technology Systems, Inc. under this agreement were $103,150 and $51,137, respectively.

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

13. Subsequent Events

Change in Management

On October 31, 2016, the Company announced that Brian J. Clark, the Company’s President and Chief Executive Officer (“CEO”), has resigned from his employment with the Company and as a member of the Board of Directors of the Company, effective as of October 31, 2016. In connection with his resignation, the Company and Mr. Clark entered into a Separation and Transition Agreement which provides for the payment of certain severance benefits to Mr. Clark including the following: (a) the Company will pay Mr. Clark a total fee of $250,000 for consulting services to be provided through April 30, 2017; (b) the Company will pay Mr. Clark a lump sum cash payment equal to twenty-four months of his annual base salary in the amount of $1,000,000; (c) the Company will pay Mr. Clark a lump sum cash payment equal to his prorated annual bonus for 2016 at the target level of performance in the amount of $420,000; (d) the Company will continue to provide Mr. Clark with health and welfare coverage and executive long-term disability coverage at no additional cost to him for one year; and (e) the Company will repurchase 390,000 stock options held by Mr. Clark that are vested and exercisable as of October 31, 2016 at a purchase price per option equal to the closing sale price of a share of NCI common stock on The Nasdaq Stock Market on October 28, 2016 less the applicable per share exercise price of the options.

The Board has appointed Paul A. Dillahay as the Company’s President and CEO and a member of the Board effective as of October 31, 2016. Mr. Dillahay will initially receive a one-time signing bonus in the amount of $325,000 and will be eligible for an annual cash bonus for the fourth quarter of 2016 equal to $125,000. He will receive an option award of 250,000 shares and a grant of 100,000 shares of restricted stock. The options vest in five equal annual installments beginning on the first anniversary of the grant date. The restricted stock awards vest in accordance with the following schedule: 33 1/3% vest on January 31, 2017; 33 1/3% vest one year from the grant date and 33 1/3% vest two years from the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used anywhere in this Quarterly Report on Form 10-Q, the words “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan”, and similar expressions are intended to identify forward looking statements. These statements reflect our current views with respect to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results or performance to differ materially from those expressed or implied by these forward looking statements. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

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

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC, and from time to time in other filings with the SEC, such as our Current Reports on Forms 8-K and Quarterly Reports on Form 10-Q. These forward-looking statements reflect our views and assumptions only as of the date such forward looking statements are made. Except as required by law we undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

In this document, unless the context indicates otherwise, the terms the “Company,” “NCI,” “we,” “us,” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

OVERVIEW

We are a provider of information technology (“IT”) and professional services and solutions primarily to U.S. Federal Government agencies. Our technology and industry expertise enables us to provide a wide spectrum of services and solutions that assist our customers in achieving their program goals. We deliver these complex services and solutions by leveraging our skills across eight core capabilities:

•	Cloud Computing and IT Infrastructure Optimization

•	Cybersecurity and Information Assurance

•	Engineering and Logistics Support

•	Enterprise Information Management and Advanced Analytics

•	Health IT and Medical Support

•	IT Service Management

•	Modeling, Training and Simulation

•	Agile Software Development and Integration

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue derived from prime contracts	92%	92%	93%	92%

Customer Group Revenue

The following table shows our revenue from the customer groups listed as a percentage of total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Department of Defense and intelligence agencies	63%	59%	63%	60%
U.S. Federal civilian agencies	37%	41%	37%	40%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Time-and-materials	17%	23%	17%	23%
Cost-plus fee	63%	49%	60%	48%
Firm fixed-price	20%	28%	23%	29%

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

Contract Backlog

	As of
	September 30, 2016	December 31, 2015
	(in millions)
Funded backlog	$173	$147
Total backlog	$663	$552

We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts that we believe are more likely than not to be exercised. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC, agency-specific IDIQ, or other multiple-award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define our unfunded backlog, which is not included above, as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(as a percentage of revenue)
Revenue	$79,753	$82,310	100.0%	100.0%
Operating expenses:
Cost of revenue	66,305	68,677	83.1	83.4
General and administrative expenses	6,434	6,445	8.1	7.8
Depreciation and amortization	1,737	1,794	2.2	2.2
Acquisition and integration related expenses	—	6	—	0.0

Total operating expenses	74,476	76,922	93.4	93.5

Operating income	5,277	5,388	6.6	6.5
Interest expense, net	134	204	0.2	0.2

Income before income taxes	5,143	5,184	6.4	6.3
Provision for income taxes	1,882	2,013	2.3	2.4

Net income	$3,261	$3,171	4.1%	3.9%

Revenue

For the three months ended September 30, 2016, revenue decreased by 3.1%, or $2.6 million, over the same period a year ago. The decrease was due mostly to completed contracts, and reductions in staffing and scope of work on certain contracts, partially offset by higher revenues derived under the expanded PEO Soldier program, CNOSS program, and other new contract awards in the past year.

NCI’s PEO Soldier program accounted for $12.7 million, or 16.0% of revenue, in the third quarter of 2016, up $5.4 million from $7.3 million, or 8.8% of revenue, in the third quarter of 2015. NCI’s CNOSS program accounted for $9.9 million, or 12.2% of revenue, in the third quarter of 2016, up $4.5 million from $5.4 million, or 6.6% of revenue, in the third quarter of 2015.

Cost of revenue

Cost of revenue for the three months ended September 30, 2016 was $66.3 million, or 83.1% of revenue, compared to $68.7 million, or 83.4% of revenue, for the three months ended September 30, 2015. The decrease in cost of revenue was primarily the result of lower subcontractor and materials costs, partially offset by higher direct labor and an increase in indirect costs for the period.

General and administrative expenses

General and administrative expenses decreased 0.2%, for the three months ended September 30, 2016, as compared to the same period a year ago. The decrease was primarily due to decreased stock compensation expense.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.7 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively. The decrease was primarily due to certain fixed assets becoming fully depreciated in the beginning of the third quarter of 2016.

Interest expense, net

Interest expense, net, was $0.1 million and $0.2 million for the quarters ended September 30, 2016 and 2015, respectively. During the third quarter of 2016, we had a weighted average outstanding loan balance of $6.5 million which accrued interest at a weighted average borrowing rate of 2.5%. During the third quarter of 2015, we had a weighted average outstanding loan balance of $18.8 million which accrued interest at a weighted average borrowing rate of 2.3%.

Provision for income taxes

Provision for income taxes decreased by $0.1 million in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The effective income tax rate for the quarters ended September 30, 2016 and 2015 was approximately 36.6% and 38.8%, respectively. The decrease in the effective income tax rate was due to a discrete item in the quarter for the period ended September 30, 2016 related to a corporate tax structure reorganization.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)		(as a percentage of revenue)
Revenue	$245,308	$249,077	100.0%	100.0%
Operating expenses:
Cost of revenue	204,213	207,832	83.2	83.4
General and administrative expenses	19,375	19,941	7.9	8.0
Depreciation and amortization	5,213	5,774	2.2	2.3
Acquisition and integration related expenses	—	428	0.0	0.2

Total operating expenses	228,801	233,975	93.3	93.9

Operating income	16,507	15,102	6.7	6.1
Interest expense, net	477	662	0.2	0.3

Income before income taxes	16,030	14,440	6.5	5.8
Provision for income taxes	6,206	5,818	2.5	2.3

Net income	$9,824	$8,622	4.0%	3.5%

Revenue

For the nine months ended September 30, 2016, total revenue decreased 1.5%, or $3.8 million from $249.1 million to $245.3 million, as compared to the same period a year ago. The decrease was primarily due to, reductions in scope of work, the expiration of task orders and contracts, and lower materials revenue, partially offset by revenues derived under our PEO Soldier and CNOSS programs and, to a lesser extent, from new awards in the past year.

Cost of revenue

Cost of revenue decreased 1.7% or $3.6 million from $207.8 million to $204.2 million, for the nine months ended September 30, 2016, as compared to the same period a year ago. This decrease was primarily the result of reduced subcontractor, materials, and software costs, partially offset by an increase in direct labor costs. Cost of revenue represented 83.2% of revenue for the nine months ended September 30, 2016, as compared to 83.4% for the nine months ended September 30, 2015. This decrease was primarily the result of the greater contribution of direct labor and more efficient absorption of indirect costs.

General and administrative expenses

General and administrative expenses decreased 2.8%, or $0.6 million, for the nine months ended September 30, 2016, as compared to the same period a year ago. The decrease was primarily due to lower indirect labor costs, more efficient allocation of business development expenses, lower executive compensation costs, and decreased stock compensation expense, partially offset by an increase in external strategic consulting costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $5.2 and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease was primarily due to certain intangible assets becoming fully amortized in the third quarter of 2015 and due to certain fixed assets becoming fully depreciated within the nine months ended September 30, 2016.

Interest expense, net

Interest expense, net, was approximately $0.5 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease was primarily attributed to a lower weighted average loan balance.

Provision for income taxes

For the nine months ended September 30, 2016, the provision for income taxes increased to $6.2 million from $5.8 million in the same period a year ago, due to increased pretax income on an lower effective tax rate. The effective income tax rate for the nine months ended September 30, 2016 was approximately 38.7% as compared to an effective income tax rate of 40.3% for the nine months ended September 30, 2015. The lower effective income tax rate for the nine months ended September 30, 2016 was the result of a decrease in the blended state income tax rate from our current state revenue allocation, and partially due to a discrete item in the quarter related to a corporate tax structure reorganization.

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

During the nine months ended September 30, 2016, the balance of accounts receivable decreased by $6.7 million to $53.3 million at the end of the quarter. Days sales outstanding of accounts receivable (“DSO”) decreased 4 days to 62 days at September 30, 2016 as compared to 66 days at December 31, 2015. The decrease in DSO was mostly attributable to the payment of invoices related to certain contracts where payment had been delayed in prior periods. As of September 30, 2016, no debt was outstanding and due under the credit facility, as compared to $10.0 million outstanding as of December 31, 2015, reflecting $10.0 million of net payments during the first nine months of 2016. Net cash provided by operating activities was $13.8 million at September 30, 2016 and was used to pay down debt and meet working capital requirements.

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

During 2015 and the three and nine months ended September 30, 2016, we did not repurchase any shares. At September 30, 2016, we had $16.7 million remaining under the board of directors’ authorization for share repurchases.

Credit Facility: Our senior credit facility, amended in December 2014, and referred to herein as the “credit facility,” consists of a revolving line of credit with a borrowing capacity of up to an $80.0 million principal amount, and a $45.0 million accordion feature allowing us to increase our borrowing capacity to up to a $125.0 million principal amount, subject to obtaining commitments for the incremental capacity from existing or new lenders. The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the credit facility accrues interest based on the one-month London Interbank offered rate or LIBOR, plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization or EBITDA as defined in the credit facility.

The credit facility allows us to use borrowings thereunder of up to $17.5 million to repurchase shares of our common stock. Funds borrowed under the credit facility may also be used to finance possible future acquisitions, for working capital requirements, for stock repurchases, for cash dividends or for general corporate uses.

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

We are actively engaged with our bank group regarding our credit facility before the current facility expires in January 2017. We anticipate the new facility will be larger and with similar or better terms and conditions as our current facility. As of September 30, 2016, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the third quarter of 2016. Refer to the Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk relates to changes in interest rates for borrowings under its credit facility. For the quarter ended September 30, 2016, a change of one percentage point in interest rates would have changed the Company’s interest expense or cash flows by less than $0.1 million. This estimate is based on our average balances for the period.

Additionally, the Company is subject to credit risks associated with our cash, cash equivalents, and accounts receivable. The Company believes that the concentration of credit risk with respect to cash equivalents is limited due to the high credit quality of these investments. The Company’s investment policy requires that the Company invest excess cash in high-quality investments, which preserve principal, provide liquidity, and minimize investment risk. The Company also believes that its credit risk associated with accounts receivable is limited as they are primarily with the U.S. Federal Government or prime contractors working for the U.S. Federal Government.

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2016, under the supervision and with the participation of NCI’s management, including our Chief Executive Officer and our Chief Financial Officer, the Company had evaluated the effectiveness of its disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, NCI’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2016, such that the information that is required to be disclosed in NCI’s reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including NCI’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company made no change to its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) as a result of the evaluation required by Rule 13a-15(d) under the Exchange Act during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

NCI, Inc.
Registrant

Date: November 4, 2016	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)