Form 10-K
period 2016-12-31
NCI, Inc.
filed 2017-03-31
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 000-51579

NCI, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3211574
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11730 Plaza America Drive Reston, Virginia	20190-4764
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 707-6900

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Class A Common Stock, par value $0.019 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of NCI, Inc. Class A common stock held by non-affiliates of the registrant as of June 30, 2016, was approximately $119,572,230.

As of March 27, 2017, there were 9,043,897 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,500,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into Class A common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be filed with the Securities Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III (Items 10, 11, 12, 13, and 14) of this Annual Report on Form 10-K. Such definitive Proxy Statement will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

NCI, INC.

FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that are not statements of historical fact and are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), each as amended. The forward-looking statements are principally, but not exclusively, contained in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about management’s confidence or expectations, our business strategy, our ability to raise capital or borrow funds to consummate acquisitions and the availability of attractive acquisition candidates, our expectations regarding future costs of revenues, our ability to be awarded government contracts, our ability to compete effectively with other firms that provide similar services, the outcome of legal proceedings, investigations and other contingencies, the future impact of the restatement of our historical financial results, our ability to recover funds embezzled by our former controller, our anticipated compliance with the covenants contained in our credit facility, the adequacy of our financial resources and our plans, objectives, expectations and intentions that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “seek,” “expects,” “plans,” “aim,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “think,” “strategy,” “potential,” “objectives,” “optimistic,” “new,” “goal” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in detail under the heading “Item 1A. Risk Factors” beginning on page 5 of this Annual Report on Form 10-K. You should carefully review all of these factors, as well as other risks described in our public filings, and you should be aware that there may be other factors, including factors of which we are not currently aware, that could cause there to be material differences between forward-looking statements contained herein and our actual results. These forward-looking statements represent our estimates and assumptions only as of the date such statements are made and we do not undertake any obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise. NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries, is referred to herein as “we,” “our,” “us,” “NCI,” and “the Company.”

ITEM 1. BUSINESS

EMBEZZLEMENT AND RESTATEMENT

In January 2017, the Company identified a misappropriation of company funds by the former controller. The Company notified investors in a Form 8-K, filed with the SEC on January 23, 2017, that the quarterly information for the quarters ended March 31, 2016; June 30, 2016; and September 30, 2016 could no longer be relied upon. The Audit Committee engaged independent legal counsel and forensic consultants to investigate the fraud. The investigation was completed in March 2017, and revealed that the former controller had embezzled $19.4 million through a circumvention of controls, which included transfers from the company’s payroll account to his personal account, creating fictitious invoices, and altering bank account statements to conceal the misappropriations. The Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of, or colluded in, the embezzlement of Company funds or that there was any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds. The amounts embezzled were primarily classified as expenses and were included as fringe benefits costs in costs of revenue and general and administrative expenses and were originally allocated to contracts as allowable costs. After discovery of the embezzlement these costs were restated as misappropriation loss, which is an unallowable cost. The Company had sufficient allowable, but previously unbilled costs allocated to its contracts in fiscal years 2010 through 2015 to offset the unallowable costs related to the embezzlement, such that there was no material change in revenue recognized on its cost reimbursable contracts. The Company has restated the Consolidated Statements of Income for the years ended December 31, 2015 and 2014 to classify the embezzled amounts as “Misappropriation Loss.” The restatements of our Consolidated Statements of Income for the years ended December 31, 2014 and 2015 did not impact our net revenue or earnings for such years. The Company is in the process of amending its quarterly reports on Form 10-Q for the quarters ended March 31, June 30 and September 30, 2016, which will be filed as soon as practicable following the filing of this Form 10-K.

As a result of the fraud, management concluded that material weaknesses in its internal control over financial reporting existed as of December 31, 2016. Management’s Report on Internal Control Over Financial Reporting is included in Item 9A herein.

COMPANY OVERVIEW

NCI is a leading provider of enterprise solutions and services to U.S. defense, intelligence, health and civilian government agencies. We have the expertise and proven track record to solve our customers’ most important and complex mission challenges through technology and innovation. Our team of highly skilled professionals focuses on delivering cost-effective solutions and services in the areas of agile development and lean software O&M; big data and data analytics; cybersecurity and information assurance; engineering and logistics; IT infrastructure optimization and service management; and health and program integrity. We are focused on reshaping the way services and solutions are delivered to our customers in order to proactively understand and meet their mission needs and enable them to rapidly adapt to dynamic environments. Headquartered in Reston, Virginia, we have approximately 2,000 employees operating at more than 100 locations worldwide. Substantially all of our revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. NCI primarily conducts business throughout the U.S. We report operating results and financial data as one reportable segment.

For additional discussion and analysis related to recent business developments, see “Industry Trends” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

IT AND PROFESSIONAL SERVICES AND SOLUTIONS

NCI provides IT and professional services and solutions by leveraging our six core service offerings: agile development and lean software O&M; big data and data analytics; cybersecurity and information assurance; engineering and logistics; IT infrastructure optimization and service management; and health and program integrity.

Agile Development and Lean Software O&M

We develop applications and modernize systems using proprietary Agile methodology. We provision and scale data for high performance, processing and analytics, data strategy and analysis, and at-scale data / software engineering automation. And, we bring efficiency and visibility to application O&M using our CK method and teams. Our approach has proven to increase break-fix throughput, reduce lead time and cut support costs. NCI enhanced these capabilities as a result of its acquisition of Computech, Inc. (Computech), a leader in agile and lean application software development and IT operations and maintenance, in January 2015.

Big Data and Data Analytics

As a leader in mission-oriented intelligence-to-operations initiatives that reduce time and turn data into actionable information, NCI focuses on delivering innovative technologies to solve our customers’ complex challenges. We have significantly enriched the intelligence-to-operations lifecycle by applying scalable technologies and advanced algorithms to help interpret data.

Cybersecurity and Information Assurance

Our comprehensive approach aligns information assurance and cybersecurity initiatives that support business objectives, compliance requirements and risk management. We provide our federal government customers the full lifecycle of cybersecurity services and are actively engaged in ensuring their networks are properly secured.

Engineering and Logistics

NCI delivers innovative engineering and logistics solutions enabling affordability, effectiveness and mission readiness anywhere in the world. NCI’s solutions ensure the customer the lowest cost for the best performance anywhere, anytime.

IT Infrastructure Optimization and Service Management

NCI delivers enterprise-class, bare-metal virtualization solutions focused on procuring capacity services and EaaS requirements in a fiscally-strained environment. Our unique, tailored methodology for delivering IT service management is based on defining your needs rather than simply implementing industry “best practices.”

Health and Program Integrity

NCI leverages a deep and diverse skill base. Our health and program integrity solutions enable efficient information sharing, reduce paperwork collection and control efforts, and improve healthcare quality for our government customers. And, we help U.S. federal agencies reduce improper payments by fighting fraud, waste and abuse in entitlement programs.

KEY CUSTOMERS

Our customers include a diverse base of Federal Government defense, intelligence, and civilian agencies. For the year ended December 31, 2016, approximately 57% of our revenue was generated from DoD and Intelligence agency customers, and approximately 43% of our revenue was generated from Federal civilian agency customers. NCI’s PEO Soldier contract is the Company’s largest revenue-generating contract and accounted for 16.2% revenue in 2016 and 9.8% of revenue in 2015.

NCI’s PEO Soldier contract is a cost-plus fee contract consisting of a transition period, a base period and four option periods for a total term of five years. The contract is valued at $211 million and commenced on October 1, 2015. NCI’s Cyber Network Operations and Security Support (CNOSS) program, a cost-plus-fixed-fee, single-award indefinite delivery, indefinite quantity (IDIQ) contract consisting of a 12-month base period with two one-year option periods and one six-month option period. The contract is valued at $125 million and commenced in October 2014. NCI’s CNOSS program accounted for 11.5% of revenue, in 2016 and 7.3% of revenue in 2015.

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

CONTRACT TYPES

Generally, the type of contract for our services and products is determined by or negotiated with the U.S. Government and may depend on certain factors, including the type and complexity of the work to be performed, degree and timing of the responsibility to be assumed by the contractor for the costs of performance, the extent of price competition and the amount and nature of the profit incentive offered to the contractor for achieving or exceeding specified standards or goals. We generate revenues under several types of contracts, including the following:

•	Cost-reimbursement contracts provide for reimbursement of our direct contract costs and allocable indirect costs, plus a fee. This type of contract is generally used when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use a fixed-price contract. Cost-reimbursement contracts generally subject us to lower risk, but generally require us to use our best efforts to accomplish the scope of the work within a specified time and amount of costs.

•	Time-and-materials (T&M) contracts typically provide for negotiated fixed hourly rates for specified categories of direct labor plus reimbursement of other direct costs. This type of contract is generally used when there is uncertainty of the extent or duration of the work to be performed by the contractor at the time of contract award or it is not possible to anticipate costs with any reasonable degree of confidence. On T&M contracts, we assume the risk of providing appropriately qualified staff to perform these contracts at the hourly rates set forth in the contracts over the period of performance of the contracts.

•	Firm-fixed-price (FFP) contracts provide for a fixed price for specified products, systems and/or services. This type of contract is generally used when the government acquires products and services on the basis of reasonably definitive specifications and which have a determinable fair and reasonable price. These contracts offer us potential increased profits if we can complete the work at lower costs than planned. While FFP contracts allow us to benefit from cost savings, these contracts also increase our exposure to the risk of cost overruns.

Our earnings and profitability may vary materially depending on changes in the proportionate amount of revenues derived from each type of contract, the nature of services or products provided, as well as the achievement of performance objectives and the stage of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined. Cost reimbursement and T&M contracts generally have lower profitability than FFP contracts. For the proportionate amount of revenues derived from each type of contract for fiscal 2016, 2015 and 2014, see “Contract Type Revenue” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.

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

COMPETITION

We believe that major competitive factors in our market include strong customer relationships, a record of successful contract performance, a reputation for quality, an experienced management team, and employees with a wide range of technical expertise and security clearances. Although procurements based on cost or using a purely lowest price/technically acceptable (LPTA) standard are not as predominant as in past years, we believe that certain of our customers will continue to make contract awards based on lower cost as well as overall technical solutions. This is especially true for labor-intensive, services-based contracts. We often compete against or team with divisions of large Defense and IT services contractors, including General Dynamics Corporation, CSRA,

Raytheon, Harris, BAE Systems, Booz Allen Hamilton, Leidos, and Science Applications International Corporation (SAIC). We also compete against or team with mid-tier Federal contractors, such as CACI International and ManTech International that have specialized capabilities, as well as numerous non-public companies within the sector. Some of our competitors have significantly longer operating histories and more substantial resources than we do. We expect competition in the U.S. Federal Government IT and professional services sector to increase in the future.

EMPLOYEES

As of December 31, 2016, we had approximately 2,000 employees, more than 55% of whom held at least one U.S. Federal Government security clearance. Our employees are located at more than 160 sites worldwide. More than 49% of our staff is located on-site with our customers, allowing us to build and cultivate long-term relationships.

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

You may request a copy of the materials identified in the preceding paragraph, at no cost, by writing or telephoning us at our corporate headquarters:

NCI, Inc.

11730 Plaza America Drive, Suite 700

Reston, Virginia 20190-4764

Attention: Investor Relations

Telephone: (703) 707-6900

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below, together with information included elsewhere in this Report and other documents we file with the SEC, in your evaluation of our business. The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us. If any of these risks or uncertainties actually occurs, our business, financial condition, or operating results could be materially harmed and the price of our stock could decline. Our business is also subject to general risks and uncertainties that affect many other companies, such as overall U.S. and non-U.S. economic and industry conditions, including a global economic slowdown, geopolitical events, changes in laws or accounting rules, fluctuations in interest and exchange rates, terrorism, international conflicts, major health concerns, natural disasters, or other disruptions of expected economic and business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business operations and liquidity.

Risks Related to Our Business

We depend on contracts with the U.S. Federal Government for substantially all of our revenue. If our relationships with U.S. Federal Government Agencies are harmed, our future revenue and operating profits would decline.

For the years ended December 31, 2016 and 2015, we derived substantially all our revenue from U.S. Federal Government contracts, either as a prime contractor or a subcontractor. For the year ended 2016, this included approximately 57% of our revenue from contracts with the DoD and Intelligence Agencies, and 43% of our revenue from contracts with Civilian Agencies. For the year ended 2015, this included approximately 60% of our revenue from contracts with the DoD and Intelligence Agencies, and 40% of our revenue from contracts with Civilian Agencies. We believe that U.S. Federal Government contracts will continue to be the source of substantially all of our revenue for the foreseeable future. For this reason, any issue that compromises our relationship with U.S.

Federal Government Agencies in general, or with the DoD and Intelligence Agencies in particular, would cause our revenue to decline. Among the key factors in maintaining our relationships with U.S. Federal Government Agencies are our performance on individual contracts and task orders, the strength of our professional reputation, and the relationships of our key executives with customer personnel. In addition, if we or one of our business units were charged with or found guilty of any wrongdoing as a result of any U.S. Government investigation, the U.S. Government could suspend us from bidding on or receiving awards of new U.S. Government contracts. If our volume of U.S. Federal Government contracts were to decline for any of these reasons, our revenue and operating results could decline materially.

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

We operate in highly competitive markets and generally encounter intense competition to win contracts from many other firms, including mid-tier Federal contractors with specialized capabilities and large Defense and IT services providers. Competition in our markets may increase as a result of a number of factors, such as the entrance of new or larger competitors, including those formed through alliances or consolidation. These competitors may have greater financial, technical, marketing and public relations resources; larger customer bases; and greater brand or name recognition than we do. These competitors could, among other things:

•	divert sales from us by winning very large-scale U.S. Government contracts;

•	force us to charge lower prices in order to win competitively awarded contracts; or

•	adversely affect our relationships with current customers, including our ability to continue to win competitively awarded engagements where we are the incumbent.

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

As of December 31, 2016, our estimated contract backlog totaled approximately $625 million, of which approximately $139 million was funded. There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. There is a higher degree of risk in this regard with respect to unfunded backlog. The actual receipt and timing of any revenue is subject to various contingencies, many of which are beyond our control. The actual receipt of revenue on contracts included in backlog may never occur or may change because a program schedule could change; the program could be canceled; a contract could be reduced, modified, or terminated early; or an option that we had assumed could not be exercised. Further, while many of our U.S. Federal Government contracts require performance over a period of years, Congress often appropriates funds for these contracts for only one year at a time. Consequently, our contracts typically are only partially funded at any point during their term, and all or some of the work intended to be performed under the contracts will remain unfunded pending subsequent Congressional appropriations and the obligation of additional funds to the contract by the procuring agency. Our estimates are based on our experience under such contracts and similar contracts. However, there can be no assurances that all, or any, of such estimated contract backlog will be recognized as revenue.

If we fail to maintain an effective system of internal controls over financial reporting, including remediating known material weaknesses in our internal controls as of December 31, 2016, we may not be able to report our financial results timely and accurately or prevent fraud, which could adversely affect investor confidence in our company, and in turn, our results of operations and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of those controls.

As disclosed in more detail in Item 9A, Controls and Procedures in Part II of this Report, we have identified material weaknesses as of December 31, 2016, in our internal controls over financial reporting resulting from our failure to maintain an effective control environment, risk assessment processes and monitoring activities. Due to these material weaknesses in our internal control over financial reporting, we have also concluded our disclosure controls and procedures were not effective as of December 31, 2016.

Notwithstanding the material weaknesses that existed as of December 31, 2016, management has concluded that the consolidated financial statements included in this Report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in accordance with U.S. generally accepted accounting principles (GAAP). Our management has taken immediate action to begin remediating these material weaknesses, as discussed in more detail under Item 9A, Controls and Procedures in Part II of this Report, and is committed to remediating them as expeditiously as possible. However, certain remedial actions have not started or have only recently been undertaken, and while we expect to continue to implement our remediation plan through 2017, we cannot be certain as to when such remediation will be fully completed. Implementing and monitoring effective internal controls requires us to incur significant incremental expenses and diverts management’s attention and resources from other activities of the business.

If our remedial measures are insufficient to address the material weaknesses, or if we, or our independent registered public accounting firm, identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, a failure to maintain effective internal controls could cause a delay in compliance with our reporting obligations, SEC rules and regulations or Section 404 of the Sarbanes-Oxley Act of 2002, which could subject us to a variety of administrative sanctions, including SEC enforcement action, ineligibility for short form resale registration, the suspension or delisting of our common stock from the stock exchange on which it is listed and the inability of registered broker-dealers to make a market in our common stock, which could adversely affect our business and the trading price of our common stock.

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

Future levels of expenditures and authorizations for those programs may decrease, remain constant, or shift to programs in areas where we do not currently provide services. Among the factors that could materially adversely affect us are the following:

•	budgetary constraints affecting U.S. Federal Government spending generally or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	our dependence on our contracts with U.S. Federal Government agencies, particularly within the DoD, for the majority of our revenue;

•	a change in funding of our contracts due to bid protests;

•	changes in U.S. Federal Government spending priorities;

•	changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to FFP type contracts;

•	changes in U.S. Federal Government programs or requirements, including the increased use of small business providers;

•	U.S. Federal Government agencies more frequently awarding contracts on an LPTA cost basis in order to reduce expenditures;

•	delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011;

•	U.S. Federal Government shutdowns (such as the shutdown that occurred during the U.S. Federal Government’s 1996 and 2013 fiscal years);

•	the use of a Continuing Resolution to fund agencies instead of a budget appropriation, which may cause our customers within those agencies to defer or reduce work under our current contracts;

•	a failure of Congress to pass adequate supplemental appropriations to pay for an international conflict or related reconstruction efforts;

•	organizational and consultant conflicts of interest (OCI) clauses contained in the FAR and certain of our U.S. Federal Government contracts that may limit our ability to compete for, or perform on certain other contracts (OCIs arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Federal Government, impair our objectivity in performing contract work, or provide us with an unfair competitive advantage);

•	curtailment of the U.S. Federal Government’s use of professional services providers, realignment of funds with changed Government priorities including “insourcing” of previously contracted support services, and the realignment of funds to other non-defense related programs, which may reduce the amount of funds available to defense-related and other programs in our core service areas;

•	adoption of new laws or regulations;

•	our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize future deferred tax assets benefits;

•	competition and consolidation in the IT industry; and

•	economic conditions in the United States, including conditions that result from terrorist activities or war.

These or other factors could cause U.S. Federal Government Agencies, or prime contractors for which we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts, or elect not to exercise options to renew contracts, any of which could cause our revenue and operating profits to decline.

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

As a prime contractor, we often rely significantly upon other companies as subcontractors to perform work we are obligated to perform for our customers. As we secure more work under our GWAC and agency-specific IDIQ vehicles, we expect to require an increasing level of support from subcontractors that provide complementary and supplementary services to our offerings. In circumstances in which we are unable to identify, hire, and retain sufficient numbers of qualified employees to perform the task orders we expect to win, we will need to rely on subcontracts with unrelated companies. We are responsible for the work performed by our subcontractors, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fail to satisfactorily perform the agreed-upon services on a timely basis, or violate U.S. Federal Government contracting policies, laws, or regulations, our ability to perform our obligations as a prime contractor or meet our customers’ expectations may be compromised.

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

We are a subcontractor to other businesses on some of our contracts or task orders (approximately 7% of our revenue in 2016 was derived from contracts where we were a subcontractor). We are not in a position to control overall contract performance, and our payments are subject to the financial capabilities of the prime contractor, not the U.S. Federal Government. If our prime contractor experiences difficulties, it may not have the financial resources to perform its contractual obligations. This failure to perform could harm our reputation and affect our earnings and financial position.

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

Our employees, agents, business partners or subcontractors may engage in misconduct or other improper activities, which could cause us to lose contracts, expose us to damages, harm our reputation and diminish investor confidence in our company.

We are exposed to the risk that an employee or subcontractor could commit fraud or other misconduct, including noncompliance with laws (including anti-bribery laws) or insider trading, which could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, lead to civil and criminal penalties and related stockholder lawsuits, cause us to incur significant legal fees, and damage our reputation. As discussed elsewhere in this Report, we recently discovered that our former controller had embezzled approximately $19.4 million over the period of 2010 through January 2017. This discovery has required us to incur investigative expenses, required us to restate certain past quarterly financial statements, subjected us to certain government investigations, and diverted management attention away from other activities of the business. Were we to discover additional instances of employee fraud or misconduct, we anticipate such discovery would have similar adverse effects on our business and operations.

An employee or subcontractor could also commit fraud or misconduct in the performance of one of our U.S. Federal Government contracts, such as by intentionally failing to comply with U.S. Federal Government procurement regulations, engaging in unauthorized activities, or falsifying time records, among other things. Employee or subcontractor misconduct could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us, liability to third parties, and serious harm to our reputation and could result in a loss of contracts and a reduction in revenue or profitability.

We maintain a system of internal controls to prevent such occurrences, but it is not always possible to deter employee or subcontractor misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses. Any instances of employee or subcontractor fraud or misconduct could cause us to lose contracts, cause a reduction in our revenue, expose us to damages, harm our reputation and diminish investor confidence in our company.

Litigation may adversely affect our business, results of operations and financial condition.

Our business is subject to the risk of litigation by employees, consumers, suppliers, competitors, stockholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend future litigation may be significant. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, results of operations and financial condition. See Item 3, Legal Proceedings in this Report for further details regarding certain of these pending matters.

Our estimates, forward-looking statements, and projections may prove to be inaccurate.

Our earnings and profitability may vary based on the type of contracts we perform and may be adversely affected if we do not accurately estimate and manage the costs, time, and resources necessary to satisfy our contractual obligations. Revenue from some of our FFP contracts is recognized using the percentage-of-completion method with progress toward completion of a particular contract based on actual costs incurred relative to total estimated costs to be incurred over the life of the contract. Estimating costs at completion and award fees on our contracts is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Any adjustment as a result of a change in estimate is recognized as events become known. Adjustments in the underlying assumptions, circumstances or estimates could result in changes that could have a material adverse effect on our future results of operations.

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

To the extent that we do not generate sufficient cash from existing business to provide the capital we require to fund our growth strategy and future operations, we will require additional debt or equity financing. A substantial acquisition could cause us to expand or renegotiate our Amended and Restated Loan and Security Agreement, dated December 13, 2010, as amended, by and among the Company and its subsidiaries, SunTrust Bank, which acted as administrative agent for the lenders, the lenders named therein and the other parties thereto (Credit Agreement). We cannot be certain that additional funds will be available if needed and, if available, that such funds will be available on acceptable terms. Any such funding could require us to incur a significantly higher interest expense. If we cannot raise additional funds on acceptable terms, we may not be able to make future acquisitions.

Terms of our Credit Agreement may adversely affect our ability to run our business and/or reduce stockholder returns.

The terms of our Credit Agreement could impair our ability to operate our business effectively and may limit our ability to take advantage of business opportunities. For example, our Credit Agreement may, among other things: (i) restrict our ability to repurchase or redeem our capital stock, or merge or consolidate with another entity; (ii) limit our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes; (iii) limit our ability to dispose of our assets, to create liens on our assets, to extend credit or to issue dividends to our stockholders; and (iv) require us to maintain or satisfy specified financial ratios, which could make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business and economic conditions. Violations of one or more of these covenants, depending on the severity, could require us to renegotiate our Credit Agreement, possibly incurring significant bank fees and additional interest expense. Each of these could have a material adverse impact to our earnings, cash flow, and financial position.

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

As of December 31, 2016, goodwill accounted for approximately $33.9 million, or approximately 22%, of our recorded total assets. Under GAAP, we review our goodwill for impairment at least annually, or when events or changes in circumstances indicate the carrying value may not be recoverable. If goodwill becomes impaired, we will record a charge to earnings in our financial statements during the period in which any impairment of our goodwill is determined, which may significantly reduce or eliminate our profits.

Our future taxable income may not be sufficient to realize our future tax benefits which could cause our deferred tax asset to become impaired, requiring substantial write-downs that could reduce our net income.

As of December 31, 2016, we had approximately $41.9 million in net deferred tax assets. Deferred tax assets represent temporary differences in the tax basis of an asset or liability and its reported amount in the financial statements that will result in future tax deductions. Deferred tax assets are evaluated to determine if the future tax deductions will be realizable. Future realization of tax benefits ultimately depends on the existence of sufficient taxable income within the appropriate period that is available under the tax law. All available evidence is considered to determine if a valuation allowance for deferred tax assets is needed. As of December 31, 2016, we had a valuation allowance of approximately $0.2 million. If our future taxable income is insufficient to realize the future tax benefits and our deferred tax asset were to become impaired, we would record a charge to earnings in our financial statements during the period in which any impairment of our deferred tax asset is determined, which may significantly reduce or eliminate our profits.

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

We enter into three types of U.S. Federal Government contracts for our services: T&M, cost-plus fee, and FFP. For the year ended December 31, 2016, we derived approximately 17%, 60%, and 23% of our revenue from T&M, cost-plus fee, and FFP contracts, respectively. If we acquire other businesses, our contract mix could change significantly, depending on the size and contract mix of the acquired businesses.

Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of performance, which may result in a reduced profit or a loss on the contract for us. Under T&M contracts, we are reimbursed for labor at negotiated hourly billing rates and for certain expenses. We assume minimal financial risk on delivery of time-and-materials contracts because we only assume the risk of performing those contracts at negotiated hourly rates. However, to perform profitably under T&M contracts, we must be able to staff the contract with appropriately priced individuals. If we cannot find individuals whose fully-burdened cost is less than the contract value, we will incur a loss on the contract. Under cost-plus fee contracts, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. To the extent that actual costs incurred in performing a cost-plus fee contract are within the contract ceiling and allowable under the terms of the contract and applicable regulations, we are entitled to reimbursement of our costs, plus a profit. However, if our costs exceed the ceiling or are not allowable under the terms of the contract or applicable regulations, we may not be able to recover those costs. Under FFP contracts, we perform specific tasks for a fixed-price. Compared to T&M and cost-plus fee contracts, FFP contracts generally offer higher margin opportunities but involve greater financial risk because we bear the impact of cost overruns. Because we assume the most risk for cost overruns and contingent losses on FFP contracts, an increase in the percentage of FFP contracts in our contract mix would increase our risk of suffering losses. Failure to properly estimate our costs for FFP contracts could have a material adverse impact on our financial results.

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

We must comply with and are affected by laws and regulations relating to the formation, administration, and performance of U.S. Federal Government contracts, which affect how we do business with our customers and may impose added costs on us. Among the most significant laws and regulations are:

•	the FAR and agency regulations supplemental to the FAR, which comprehensively regulate the formation, administration, and performance of U.S. Federal Government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	compliance with the U.S. Foreign Corrupt Practices Act or U.S. export control regulations by us or our subcontractors;

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. Federal Government contracts; and

•	laws, regulations, and executive orders restricting the use and dissemination of information classified for national security purposes and the export of certain products and technical data.

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

As a result of the Small Business Administration set aside program, the U.S. Federal Government may decide to restrict certain procurements only to bidders that qualify under minority-owned, small, small-disadvantaged businesses, or other such programs. As a result, we would not be eligible to perform work as a prime. In such circumstances, we compete as a subcontractor with small businesses.

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

Unfavorable results of any U.S. Federal Government audit or other investigation could subject us to a variety of penalties and sanctions and could harm our reputation and relationships with our customers and impair our ability to win new contracts.

The U.S. Federal Government, including the Defense Contract Audit Agency (DCAA), routinely audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. The DCAA reviews a contractor’s internal control system and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems, and the contractor’s compliance with such policies. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed may be required to be refunded. Adverse findings in a DCAA audit could materially affect our competitive position and result in a substantial adjustment to our revenue and profit.

Additionally, we are subject to certain investigations into the Company being conducted by the SEC and the U.S. Attorney’s Office for the Eastern District of Virginia (USAO EDVA) in connection with the recently discovered misappropriation of Company funds by our former controller, as discussed more fully in Item 3, Legal Proceedings of this Report, and may in the future become subject to other U.S. Federal Government investigations into our compliance with U.S. laws and regulations.

If a U.S. Federal Government audit or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including fines, termination of contracts, forfeiture of profits, suspension of payments, and suspension or debarment from doing business with U.S. Federal Government Agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. If our reputation or relationship with U.S. Federal Government Agencies were impaired, or if the U.S. Federal Government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating profit could decline.

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

We expect our revenue and operating results to vary from quarter to quarter. As a result, our operating results may fall below the expectations of securities analysts and investors, which could cause the price of our common stock to decline. Factors that may affect our operating results include those listed in this “Risk Factors” section and others such as:

•	changes in contract type and profitability;

•	fluctuations in revenue recognized on contracts;

•	variability in demand for our services and solutions;

•	commencement, completion, or termination of contracts during any particular quarter;

•	timing of award or performance incentive-fee notices;

•	timing of significant bid and proposal costs;

•	timing of acquisition activities and the expensing of acquisition-related costs;

•	announcement of the commencement or results of any U.S. Federal Government audit or investigation;

•	variable purchasing patterns under the GSA Schedule 70 task orders, GWACs, blanket purchase agreements, and other agency-specific IDIQ contracts;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, and joint ventures;

•	strategic investments or changes in business strategy;

•	changes in the extent to which we use subcontractors;

•	fluctuations in staff utilization rates or penalties associated with not meeting staffing requirements; and

•	U.S. Federal Government shutdowns or temporary facility closings. Reductions in revenue in a particular quarter could lead to lower profitability during that quarter because a relatively large amount of our expenses are fixed in the short-term. We may incur significant operating expenses during the startup and early stages of large contracts and may not be able to recognize corresponding revenue during that same quarter. We also may incur additional expenses when contracts expire, are terminated, or are not renewed.

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

As of December 31, 2016, Mr. Narang, our founder and Chairman, through his beneficial ownership of 4,500,000 shares of our Class B common stock and 117,659 shares of our Class A common stock, owned or controlled approximately 84% of the combined voting power and approximately 34% of the outstanding shares of the common stock. Accordingly, Mr. Narang controls the vote on all matters submitted to a vote of our stockholders. As long as Mr. Narang beneficially owns the majority of the voting power of our common stock, he will have the ability – without the consent of our public stockholders – to elect all members of our board of directors and to control our management and affairs. Mr. Narang’s voting control may have the effect of preventing or discouraging transactions involving a change in control, including proxy contests, tender offers, mergers, or other purchases of the capital stock of the Company, regardless of whether a premium is offered over then-current market prices.

A substantial number of shares of our common stock are eligible for sale by Mr. Narang, which could cause our common stock price to decline significantly.

As of December 31, 2016, Mr. Narang beneficially owned 4,500,000 outstanding shares of Class B common stock and 117,659 shares of Class A common stock of the Company. Mr. Narang may, at his discretion, sell these shares in the public market, subject to applicable volume restriction and manner of sale requirements imposed on affiliates under Rule 144 of the Securities Act. The market price of our common stock could drop significantly if Mr. Narang sells his interests in the Company or is perceived by the market as intending to sell them.

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

ITEM 3. LEGAL PROCEEDINGS

Civil Suit Against Former Controller

As previously disclosed on January 23, 2017, the Company commenced an internal investigation upon discovering that its former controller, Jon Frank, had been embezzling money from the Company. Upon completion of the internal investigation, the Company determined that the actual amount of the embezzlement by Mr. Frank during the period from January 2010 through January 2017 was approximately $19.4 million. The Company believes that Mr. Frank acted alone and found no evidence that any other NCI employee was aware of or colluded in the embezzlement of Company funds and found no evidence of any unlawful activity apart from that associated with Mr. Frank’s embezzlement of Company funds.

On January 23, 2017, we filed a lawsuit against Mr. Frank in the Circuit Court of Fairfax County in the State of Virginia to recover the embezzled funds.

On February 2, 2017, the Honorable Chief Judge White entered an Order for Preliminary Injunction and Asset Freeze (the “Preliminary Injunction”) against Mr. Frank. Among other things, the Preliminary Injunction placed an immediate freeze on all monies and assets of Mr. Frank and ordered Mr. Frank to prepare and deliver to the Company an accounting of his personal assets. In addition, pursuant to the Preliminary Injunction, Mr. Frank agreed to cooperate with the Company to identify, recover and return to the Company all assets that he obtained wrongfully or acquired with wrongfully-obtained funds.

Government Agency Investigations

In connection with the discovery of Mr. Frank’s embezzlement of money from the Company, we self-reported such matter to the U.S. Securities and Exchange Commission (“SEC”) and the civil and criminal divisions of the U.S. Department of Justice (“DOJ”).

By letter to the Company dated February 1, 2017, the DOJ has identified the Company as a possible victim of Mr. Frank’s conduct. On February 8, 2017, the SEC commenced a formal investigation and has served the Company with a subpoena requesting certain documents and information relevant to the embezzlement of Company funds by Mr. Frank. The Company is cooperating fully with the DOJ and the SEC in connection with their respective investigations, which are ongoing.

On February 16, 2017, the United States Attorney’s Office for the Eastern District of Virginia (“USAO EDVA”) notified the Company that it had opened a civil fraud investigation into the impact of Mr. Frank’s conduct on the Company’s government contracts. The Company is cooperating fully with the USAO EDVA and the Inspectors General of relevant government agencies in connection with this investigation, which is ongoing. At this time, we do not have an estimate of the financial impact on the Company, if any, of the investigations being conducted by the USAO EDVA or the SEC.

Other Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. At this time, the probability is remote that the outcome of any such ordinary course litigation matters currently pending will have a material adverse effect on our financial condition and results of operations.

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

	2016		2015
Quarters	High	Low	High	Low
First	$15.00	$11.52	$12.27	$9.53
Second	15.10	12.35	11.61	9.86
Third	14.11	11.13	16.16	10.03
Fourth	14.10	11.25	16.79	12.84

There is no established public market for our Class B common stock.

As of March 28, 2017, there were 115 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of holders of record of our Class A common stock is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees. As of March 28, 2017, the closing price of our Class A common stock was $15.00.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. The amounts do not give effect to any fees, commissions or other costs associated with repurchases of shares. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our cash needs, the borrowing capacity under our Credit Agreement, interest rates, and our financial performance and position. We may suspend or discontinue repurchases at any time. During 2016 no shares were repurchased. At December 31, 2016, $16.7 million was remaining under the Board of Directors’ authorization for share repurchases.

Dividend Policy

Prior to 2015 we had not paid any cash dividends. On February 10, 2015, the Company’s Board of Directors declared a special cash dividend in the amount of $0.12 per share, payable on March 13, 2015 to all persons who were holders of record of the Company’s common stock at the close of business on February 25, 2015. On February 8, 2016, the Company’s Board of Directors declared a cash dividend in the amount of $0.15 per share, payable on March 18, 2016 to all persons who were holders of record of the Company’s common stock at the close of business on February 26, 2016. Any future determination as to the declaration and payment of cash dividends will be at the discretion of our Board of Directors and will depend on then-existing conditions, business prospects, and any other factors our Board of Directors deems relevant. Our existing Credit Agreement allows us, with approval of our lenders, to pay a dividend of up to $4 million in any calendar year or trailing 12-month period if, after it is paid, we meet certain financial criteria. Otherwise we will be in default under our Credit Agreement. In addition, the terms of any future credit agreement may prevent us from paying any dividends or making any distributions or payments with respect to our capital stock.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in 2016.

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2011 through December 31, 2016, with the cumulative total return on (i) the NASDAQ Composite — Total Returns, (ii) the Russell 2000 stock index, and (iii) a peer group composed of NCI and the following other U.S. Federal Government service providers with whom we compete: CACI International Inc., ICF International, Inc., and ManTech International Corporation. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURNS

AMONG NCI, THE NASDAQ COMPOSITE — TOTAL RETURNS, THE RUSSELL 2000 INDEX, AND U.S. FEDERAL GOVERNMENT SERVICES PEER GROUP

Comparison of 5 Year Total Cumulative Return Assumes Initial Investment of $100 on December 31, 2011

December 31, 2016
NCI, Inc.	$122.32
NASDAQ Composite—Total Returns	219.89
Russell 2000 Index	196.45
U.S. Federal Government services peer group	197.37

ITEM 6. SELECTED FINANCIAL DATA

The following tables set forth the selected consolidated financial data for each of the years in the five-year period ended December 31, 2016. We derived the selected consolidated financial data from our audited consolidated financial statements, which should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K and our consolidated financial statements and the related notes included elsewhere in this report.

	Year ended December 31,
	2016(a)	2015(b)	2014	2013(c)	2012(d)
	(in thousands except per share data)
Statements of Operations Data:
Revenue	$322,410	$333,095	$317,028	$332,325	$368,387
Operating costs and expenses:
Cost of revenue – restated (a)	266,238	275,329	267,836	287,297	320,188
General and administrative expenses – restated (a)	27,437	25,765	25,585	23,211	25,984
Depreciation and amortization	7,020	7,659	5,692	6,298	6,926
Stock option tender offer	—	—	—	—	2,311
Acquisition and integration related expenses	—	428	150	—	—
Purchase contingency gain	—	—	—	(864)	—
Impairment of goodwill and intangible assets	—	—	—	—	150,752
Misappropriation loss – restated (a)	4,907	3,238	3,284	2,273	2,257

Total operating expenses	305,602	312,419	302,547	318,215	508,418

Operating income (loss)	16,808	20,676	14,481	14,110	(140,031)
Interest expense, net	1,241	865	406	784	1,325

Income (loss) before income taxes	15,567	19,811	14,075	13,326	(141,356)
Provision (benefit) for income taxes	6,086	7,639	5,607	5,588	(54,532)

Net income (loss)	$9,481	$12,172	$8,468	$7,738	$(86,824)

Earnings (loss) per share:
Basic	$0.72	$0.94	$0.66	$0.60	$(6.51)
Diluted	$0.69	$0.89	$0.63	$0.60	$(6.51)
Weighted average shares:
Basic	13,195	13,012	12,899	12,829	13,335
Diluted	13,834	13,705	13,516	12,829	13,335
Cash dividend per common share	$0.15	$0.12	—	—	—

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,014	$233	$25,819	$50	$763
Net working capital	17,651	23,028	46,001	29,011	28,420
Total assets	155,422	163,868	136,684	127,394	141,776
Total long-term debt	—	10,000	—	1,000	17,500
Total stockholders’ equity	114,340	106,560	93,777	81,807	72,890

Notes to Five-Year Summary

(a)	In January 2017, the Company discovered that its former controller had embezzled approximately $19.4 million over the period of January 2010 to January 2017. Prior to the discovery, the embezzled funds had primarily been included in cost of revenue and general and administrative expenses. The Consolidated Statements of Operations for the fiscal years ended December 31, 2015, 2014, 2013 and 2012 were restated to reclassify the embezzled amounts to misappropriation loss as follows:

	Year Ended December 31,
	2015	2014	2013	2012
Cost of revenue	$(2,987)	$(3,019)	$(2,091)	$(2,093)
General and administrative expenses	(251)	(265)	(182)	(164)

Misappropriation loss	$3,238	$3,284	$2,273	$2,257

(b)	Effective January 1, 2015, we acquired Computech and incurred $0.4 million in acquisition and integration related costs. On March 13, 2015, NCI paid a special dividend of $0.12 per share. No dividends were paid in 2014, 2013, 2012 or 2011.
(c)	During the third quarter 2013, we recognized a gain on a purchase contingency that consisted of fees the Company received for the collection of past due receivables as part of the AdvanceMed Corporation (AdvanceMed) acquisition in April 2011.
(d)	During 2012, we recognized a goodwill impairment of $150.3 million and an impairment of intangible assets of $0.4 million. During the third quarter 2012, we completed a cash tender offer for certain vested and unvested out-of-the-money stock options held by current and former employees, officers, and directors of NCI that were granted prior to January 1, 2012, incurring a charge of approximately $2.3 million.

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

EMBEZZLEMENT AND RESTATEMENT

In January 2017, the Company identified a misappropriation of company funds by its former controller. The Audit Committee engaged independent legal counsel and forensic consultants to investigate the fraud. The investigation was completed in March 2017, and revealed that the former controller had embezzled $19.4 million through a circumvention of controls, which included transfers from the Company’s payroll account to his personal account, creating fictitious invoices, and altering bank account statements to conceal the misappropriations. The Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of, or colluded in, the embezzlement of Company funds or that there was any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds. The amounts embezzled were primarily classified as expenses and were included as fringe benefits costs in costs of revenue and general and administrative expenses and were originally allocated to contracts as allowable costs. After discovery of the embezzlement these costs were restated as misappropriation loss, which is an unallowable cost. The Company had sufficient allowable, but previously unbilled costs allocated to its contracts in fiscal years 2010 through 2015 to offset the unallowable costs related to the embezzlement, such that there was no material change in revenue recognized on its cost reimbursable contracts. The Company has restated the Consolidated Statements of Income for the years ended December 31, 2015 and 2014 to classify the embezzled amounts as “misappropriation loss”.

OVERVIEW

We are a provider of information technology (IT) and professional engineering services and solutions to U.S. Federal Government Agencies. Our technology and industry expertise enables us to provide a wide spectrum of services and solutions that assist our customers in achieving their program goals. We deliver these complex services and solutions by leveraging our skills across six core competencies:

•	Agile Development and Lean Software O&M

•	Big Data and Data Analytics

•	Cybersecurity and Information Assurance

•	Engineering and Logistics

•	IT Infrastructure Optimization and Service Management

•	Health and Program Integrity

Our significant long-term strategic initiatives include:

•	achieving annual organic revenue growth by deploying internal resources and forming tactical and strategic relationships while better leveraging key differentiators across NCI;

•	achieving annual revenue and EBITDA growth both organically and through targeted mergers and acquisitions by means of:

•	showing exceptional commitment to our employees by continuously demonstrating that we value our employees as key assets of the Company. We will also invest in our people, including employee training and development programs, with a focus on retention and recruiting;

•	applying a differentiated focus on our customers’ missions by being distinctively different through our customer relationships; and

•	demonstrating technical excellence and business acumen by delivering better-than-expected results in a highly cost-competitive environment;

•	achieving disciplined and targeted growth in the federal market by enhancing our business development capabilities and past performance metrics;

•	achieving long-term improvement in our operating income margin through solid contract execution, growth in higher-margin business areas, and ongoing improvement in our infrastructure and related business processes; and

•	disciplined deployment of our cash resources and use of our capital structure to enhance growth and shareholder value through acquisitions, internal growth initiatives, stock repurchases, dividends and other uses as conditions warrant.

Industry Trends

In fiscal 2016, essentially all of our revenues were derived from contracts with the U.S. Government, either as a prime contractor or a subcontractor to other contractors engaged in work for the U.S. Government, of which approximately 63% is attributable to revenues under contracts with the DoD, including subcontracts under which the DoD is the ultimate purchaser, and approximately 37% is attributable to revenues under contracts with Civilian Agencies, including subcontracts under which the Civilian Agencies are the ultimate purchaser. Accordingly, our business performance is subject to changes in the overall level of U.S. Government spending, especially national security, including defense, homeland security, and intelligence spending, and the alignment of our service and product offerings and capabilities with current and future budget priorities of the U.S. Government.

Faced with significant budget pressures, in recent years the U.S. government has implemented reductions in government spending, including reductions in appropriations for the DoD and other federal agencies. In 2011, the United States Congress enacted the Budget Control Act of 2011 (the BCA), which established specific limits on annual appropriations for government fiscal years (GFYs) 2012 through 2021. The BCA was amended by the American Taxpayer Relief Act of 2012, the Bipartisan Budget Act of 2013 and the Bipartisan Budget Act of 2015 (the BBA) and, as a result, DoD funding levels have fluctuated over this period and have been difficult to predict. For example, the DoD budget was reduced by 8 % in GFY 2013 compared with GFY 2012, but remained essentially flat for GFYs 2014 and 2015. The BBA raised DoD funding for GFY 2016 by approximately 5% relative to GFY 2015, but the ultimate DoD funding for GFY 2017 remains uncertain because the DoD is operating under a continuing resolution. This continuing resolution limits certain key funding levels, such as operations and maintenance, to GFY 2016 levels and does not authorize new program starts. Future spending levels are subject to a wide range of outcomes, depending on Congressional action.

In a follow-up to the White House’s top line February 2017 budget release, the Office of Management and Budget released its “skinny” GFY 2018 budget request, so called due to its lack of granularity owing to the administration’s short time in office. As expected, national security-focused agencies like the DoD benefited under this budget request, which raised GFY 2018 defense spending 10% above sequestration levels set by the 2011 BCA to $603 billion. To accomplish this, the White House cut 10% from non-defense agencies.

In addition, in recent years the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in a governmental shut-down. Additionally, the national debt has recently threatened to reach the statutory debt ceiling, and such an event in future years could result in the U.S. government defaulting on its debts. As a result, U.S. defense spending levels are difficult to predict beyond the near-term.

We believe that the following trends and developments with respect to the U.S. government spending and reduction in appropriations may influence our future results of operations:

•	uncertainty around the timing, extent, nature and effect of Congressional and other U.S. government actions to address caps on the discretionary budget for defense and non-defense departments and agencies, including the ability of Congress to determine how to allocate the available budget authority and pass appropriations bills to fund both U.S. government departments and agencies that are, and those that are not, subject to the caps for the remainder of the U.S. government’s fiscal year 2017;

•	budget deficits and the growing U.S. national debt, which increases pressure on the U.S. government to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

•	uncertainty regarding budgetary constraints cause clients to (i) not issue task orders in sufficient volume to reach current contract ceilings; (ii) alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the U.S. government in the period before the end of the U.S. government’s fiscal year on September 30; (iii) delay requests for new proposals and contract awards; (iv) rely on short-term extensions and funding of current contracts; or (v) reduce staffing levels and hours of operation; and

•	potential delays in the completion of future U.S. government’s budget processes, particularly government fiscal year 2018, which begins on October 1, 2017, which have in the past and could in the future delay procurement of the services and solutions we provide.

In addition, we believe that the following trends and developments in the U.S. government IT services industry and our markets may influence our future results of operations:

•	changes in the relative mix of overall U.S. government spending and areas of spending growth, with projected lower spending on federal civilian agencies and programs, including, among others, homeland security; the Environmental Protection Agency; the Internal Revenue Service; the Federal Communications Commission; and Medicare and Medicaid;

•	the implementation of interim rules adopted by federal agencies pursuant to the Bipartisan Budget Act of 2013 published on June 24, 2014, which substantially limit the amount of allowable executive compensation under flexibly priced contracts and extend such limitations to a larger segment of our executives and our entire contract base;

•	increased audit, review, investigation and general scrutiny by U.S. government agencies of government contractors’ performance under U.S. government contracts and compliance with the terms of those contracts and applicable laws;

•	the federal focus on refining the definition of “inherently governmental” work, including proposals to limit contractor access to sensitive or classified information and work assignments, which will continue to drive pockets of insourcing in various agencies, particularly in the intelligence market;

•	U.S. government agencies awarding contracts on an LPTA basis, which could have a negative impact on our ability to win certain contracts;

•	increased competition from other government contractors and market entrants seeking to take advantage of certain of the trends identified above, and industry trend towards consolidation, which may result in the emergence of companies that are better able to compete against us;

•	agencies’ increased use of performance measurement, “program integrity” efforts to reduce waste, fraud and abuse in entitlement programs and renewed focus on improving procurement practices for and interagency use of IT services, including through the use of cloud based options and data center consolidation;

•	increasingly complex requirements of the DoD and the U.S. Intelligence Community, including with respect to cyber-security standards, managing federal health care cost growth and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare;

•	increasing small business regulations across the DoD and civilian agency clients continue to be apparent. For example, agencies are required to meet high small business set-aside targets, and large business prime contractors are required to subcontract in accordance with considerable small business participation goals necessary for contract award; and

•	changes in agency and mission priorities anticipated in the DoD and civilian agency landscape with the presidential and administration transaction and changes in defense priorities anticipated to be driven by the National Defense Authorization Act for the government’s fiscal year 2017, which authorizes the necessary funding for the U.S. military.

For more information on these risks and uncertainties, see Item 1A, Risk Factors in Part I of this Report.

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Year ended December 31,
	2016	2015	2014
Revenue derived from prime contracts	93%	92%	92%

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

	Year ended December 31,
	2016	2015	2014
Defense and Intelligence Agencies	63%	60%	75%
Federal Civilian Agencies	37%	40%	25%

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

For a discussion of the types of contracts under which we generate revenue, see “Contract Types” in Item 1 Business in Part I of this Annual Report on Form 10-K. The following table summarizes revenues by contract type as a percentage of total revenues for the last three fiscal years:

	Year ended December 31,
	2016	2015	2013
Time-and-materials	17%	23%	16%
Cost-plus fee	60%	49%	51%
Firm fixed-price	23%	28%	33%

Contract Backlog

	Year ended December 31,
	2016	2015
	(in millions)
Funded backlog	$139	$147
Total backlog	$625	$552

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

Misappropriation Loss

As disclosed elsewhere in this report, in January 2017, the Company announced that it had discovered that its former controller had embezzled Company funds. An internal investigation revealed that the Company’s former controller had embezzled approximately $19.4 million over the period from January 2010 through January 2017. Prior to discovery, the embezzled funds were primarily disguised as health insurance payments and included in cost of revenues and general and administrative expenses. As such, these costs had been treated as allowable costs allocated to contracts in the years that the costs were incurred, but upon reclassification to misappropriation loss, are now treated as unallowable costs for contract revenue recognition. The Company had sufficient allowable, but previously unbilled costs allocated to its cost reimbursable contracts in the fiscal years 2010 through 2015 to offset the unallowable costs related to the embezzlement, such that there was no material change in revenue recognized on such contracts.

Interest Expense, net

Interest income is primarily related to earnings on short-term, highly liquid investments of our excess cash. Interest expense is primarily related to interest expense incurred or accrued under our outstanding borrowings and amortization of deferred financing fees.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2016	2015	2016	2015
	(in thousands)		(as a Percentage of Revenue)
Revenue	$322,410	$333,095	100.0%	100.0%
Operating expenses:
Cost of revenue - restated	266,238	275,329	82.6	82.7
General and administrative expenses - restated	27,437	25,765	8.5	7.7
Depreciation and amortization	7,020	7,659	2.2	2.3
Acquisition and integration related expenses	—	428	0.0	0.1
Misappropriation loss - restated	4,907	3,238	1.5	1.0

Total operating expenses	305,602	312,419	94.8	93.8

Operating income	16,808	20,676	5.2	6.2
Interest expense, net	1,241	865	0.4	0.3

Income before income taxes	15,567	19,811	4.8	5.9
Provision for income taxes	6,086	7,639	1.9	2.2

Net income	$9,481	$12,172	2.9%	3.7%

Revenue

Revenue for the year ended December 31, 2016 was $322.4 million, compared to $333.1 million for the year ended December 31, 2015, representing a decrease of $10.7 million, or 3.2%. This decrease was principally due to contracts that ended during the year; lower revenue on several recently won recompetes; reductions in staffing and scope of work on other contracts; and delayed revenue on new contracts awarded in 2016. The decrease was partially offset by higher revenues derived under the PEO Soldier program, the CNOSS program and new contract awards in the past year.

Our PEO Soldier contract accounted for $52.2 million and $32.7 million of our revenue in 2016 and 2015, respectively. This represented 16.2% and 9.8% of our revenue in 2016 and 2015, respectively. The CNOSS contract accounted for $37.0 million and $24.4 million of our revenue in 2016 and 2015, respectively. This represented 11.5% and 7.3% of our revenue in 2016 and 2015, respectively.

Cost of revenue

Cost of revenue for the year ended December 31, 2016 was $266.2 million, or 82.6% of revenue, compared to $275.3 million, or 82.7% of revenue, for the year ended December 31, 2015. The decrease in cost of revenue was primarily the result of the decreased contract base due to the reductions in scope of work and staffing on certain contracts.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2016 were $27.4 million, or 8.5% of revenue, compared to $25.8 million, or 7.7% of revenue, for the year ended December 31, 2015. The increase in general and administrative expenses was primarily due to approximately $1.8 million of costs associated with the transition of named executive officers in the fourth quarter of 2016, partially offset by lower stock compensation expense.

Depreciation and amortization

Depreciation and amortization for the years ended December 31, 2016 and 2015 was $7.0 million and $7.7 million, respectively. The decrease was primarily due to the reduction of amortization of purchased intangible assets associated with prior acquisitions.

Acquisition and integration related expenses

We incurred approximately $0.4 million of acquisition and integration related expenses for the year ended December 31, 2015 related to our acquisition of Computech on January 1, 2015. These expenses include external professional fees such as accounting, legal, investment bank and other fees. We incurred no acquisition and integration expenses during the year ended December 31, 2016.

Misappropriation loss

We incurred approximately $4.9 million and $3.2 million of loss due to the embezzlement of funds by our former controller for the years ended December 31, 2016 and 2015, respectively.

Interest expense, net

For the year ended December 31, 2016, net interest expense was $1.2 million compared to $0.9 million for the year ended December 31, 2015. The increase was primary attributable to an increase in interest expense for uncertain tax positions related to the embezzlement of funds by our former controller of $0.6 million, partially offset by decreased net interest expense relating to our Credit Agreement due to a lower average loan balance for the year ended December 31, 2016. During 2016, we had a weighted average outstanding loan balance of $11.6 million and a weighted average borrowing rate of approximately 2.6%, whereas, during 2015, we had a weighted average outstanding loan balance of $22.4 million and a weighted average borrowing rate of approximately 2.3%.

Provision for Income taxes

For the year ended December 31, 2016, our provision for income taxes was 39.1% of our income before tax. This represents an increase from 38.6% for the year ended December 31, 2015.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

The following table sets forth certain items from our consolidated statements of operations for the years ended December 31:

	2015	2014	2015	2014
	(in thousands)		(as a Percentage of Revenue)
Revenue	$333,095	$317,028	100.0%	100.0%
Operating expenses:
Cost of revenue - restated	275,329	267,836	82.7	84.5
General and administrative expenses - restated	25,765	25,585	7.7	8.1
Depreciation and amortization	7,659	5,692	2.3	1.8
Acquisition and integration related expenses	428	150	0.1	0.0
Misappropriation loss - restated	3,238	3,285	1.0	1.0

Total operating expenses	312,419	302,547	93.8	95.4

Operating income	20,676	14,481	6.2	4.6
Interest expense, net	865	406	0.2	0.1

Income before income taxes	19,811	14,075	6.0	4.5
Provision for income taxes	7,639	5,607	2.3	1.8

Net income	$12,172	$8,468	3.7%	2.7%

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

Cost of revenue

Cost of revenue for the year ended December 31, 2015 was $275.3 million, or 82.7% of revenue, compared to $267.8 million, or 84.5% of revenue, for the year ended December 31, 2014. The increase in cost of revenue was primarily the result of the increased contract base due to the acquisition of Computech in January 2015. Cost of revenue as a percentage of revenue decreased primarily as a result of higher-margin revenue from Computech contracts, and improving operating performance.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2015 were $25.8 million, or 7.7% of revenue, compared to $25.6 million, or 8.1% of revenue, for the year ended December 31, 2014. The increase in general and administrative expenses was primarily due to higher business development costs to support our increased bid and proposal efforts, partially offset by lower stock compensation expense. The decrease in general and administrative expenses as a percent of revenue is primarily due to the higher revenue base with a smaller increase in expenses.

Depreciation and amortization

Depreciation and amortization for the years ended December 31, 2015 and 2014 was $7.7 million and $5.7 million, respectively. The year-over-year increase was primarily due to the amortization of intangible assets associated with the acquisition of Computech.

Acquisition and integration related expenses

Acquisition and integration related expenses include costs of $0.4 million related to our acquisition of Computech on January 1, 2015. These expenses include external professional fees such as accounting, legal, investment bank and other fees.

Misappropriation loss

We incurred approximately $3.2 million and $3.3 million of loss due to the embezzlement of funds by our former controller for the years ended December 31, 2015 and 2014, respectively.

Interest expense, net

For the year ended December 31, 2015, net interest expense was $0.9 million compared to $0.4 million for the year ended December 31, 2014. Net interest expense increased primarily due to a higher average loan balance for the year ended December 31, 2015 resulting from the acquisition of Computech in January 2015. During 2015, we had a weighted average outstanding loan balance of $22.4 million and a weighted average borrowing rate of approximately 2.3%. During 2014, we had a weighted average outstanding loan balance of $1.3 million and a weighted average borrowing rate of approximately 2.3%.

Provision for Income taxes

For the year ended December 31, 2015, our provision for income taxes was 38.6% of our income before tax. This represents a decrease from 39.8% for the year ended December 31, 2014. The decrease was primarily attributable to a change in our state apportionment factors, a change in the consolidated state tax rate, and the federal tax rate on future tax benefits.

Effects of Inflation

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years. During 2016, approximately 17% of our revenue was generated under time-and-materials contracts, where labor rates are usually adjusted annually by predetermined escalation factors. Also during 2016, approximately 60% of our revenue was generated under cost-plus fee contracts, which automatically adjust for changes in cost. The remaining 23% of our revenue was generated under firm fixed-price contracts, in which we include a predetermined escalation factor and for which we generally have not been adversely affected by inflation.

Trends in Revenue

We continue to experience fluctuations in scope of services and contract modifications as a result of shifting budget priorities of the U.S. Federal Government as described more fully under “Industry Trends” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K above. We expect these fluctuations will result in a reduction in revenue from our existing contracts in 2017, and we expect that revenue derived from successful contract recompetes and new business awards in 2016 and 2017 will partially offset these reductions in revenue from our existing contracts.

Misappropriation loss—Costs and Recovery

As discussed in Item 3, Legal Proceedings, the Company initiated civil legal proceedings against our former controller seeking to recover assets acquired by him with funds wrongfully obtained by him through his embezzlement of Company funds and that litigation is ongoing. The court has frozen all of our former controller’s assets. The Company carries insurance that could cover up to $5 million of the misappropriation loss. The timing and amount of final recoveries, net of expenses of recovery, is uncertain. The Company has not yet recognized an estimated value of the potential recovery due to the limited amount of information available to it at this time. The Company estimates that it incurred approximately $5 million in costs during the first quarter of 2017 related to the embezzlement, including legal, auditing and forensic accounting fees.

Liquidity and Capital Resources

Our primary liquidity needs are for financing working capital, capital expenditures, stock repurchases, and making selective strategic acquisitions. Historically, we have relied primarily on our cash flow from operations and borrowings under our Credit Agreement to provide the capital for our liquidity needs. As part of our growth strategy, we may pursue acquisitions that could require us to incur additional debt or issue new equity. We expect the combination of our current cash, cash flow from operations, and the available borrowing capacity under our Credit Agreement to continue to meet our normal working capital, capital expenditures and other cash requirements.

During 2016, the balance of accounts receivable decreased by $8.9 million to $51.1 million at December 31, 2016. Days sales outstanding of accounts receivable (DSO) decreased 5 days to 61 days at December 31, 2016 as compared to 66 days at December 31, 2015.

On January 31, 2017, NCI, entered into the Fourth Amendment (the “Amendment”) to the Credit Agreement.

The Amendment modifies certain provisions of the Credit Agreement to, among other things:

•	decrease the Company’s borrowing capacity under the revolving line of credit from $80.0 million to $50.0 million;

•	extend the commitment termination date from January 31, 2017 to May 31, 2017;

•	amend the definition of “Required Lenders” to include all lenders which means, among other things, that amendments to and waivers of the terms of the Credit Agreement, as amended, will require the consent and approval of all lenders; and

•	include additional restrictions with respect to certain acquisitions and restricted payments, including certain acquisitions, dividends, and repurchase or redemption of our capital stock.

As of December 31, 2016, we had no funded debt under the Credit Agreement, as compared to $10 million of outstanding borrowings as of December 31, 2015, reflecting $10.0 million of net payments during 2016. Our Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. If shares are repurchased, the shares will be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. We have no obligation to repurchase shares under the authorization, and the timing, actual number and value of the shares which are repurchased (and the manner of any such repurchase) will be at the discretion of management and will depend on a number of factors, including the price of our common stock, our Company’s cash needs, borrowing capacity under the Credit Agreement, interest rates, and our financial performance and position. We may suspend or discontinue repurchases at any time. During 2014, 2015, and 2016 we did not repurchase any shares. At December 31, 2016, we had $16.7 million remaining under the Board of Directors’ authorization for share repurchases. The Amendment to the Credit Agreement dated January 31, 2017, restricts our ability to repurchase or redeem our capital stock, pending the consent and approval of all lenders.

The Company expects to enter into a new credit agreement prior to the expiration of the Credit Agreement on May 31, 2017. Our goal is to reestablish a credit agreement that will support our stated goals for financing working capital, capital expenditures, stock repurchases, and making selective strategic acquisitions.

As of December 31, 2016, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016, that requires us to make future cash payments.

	Payments due by period
Contractual obligations:	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(in thousands)
Credit facility	$—	$—	$—	$—	$—
Uncertain tax position	5,472	5,472	—	—	—
Operating lease obligations	13,091	6,323	5,709	1,059	—

Total	$18,563	$11,795	$5,709	$1,059	$—

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

Goodwill is reviewed for impairment no less than annually or when circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Annually on October 1, and when circumstances dictate, we perform a fair value analysis of our reporting unit. If goodwill becomes impaired, we will record a charge to earnings in our financial statements in the period in which any impairment of our goodwill is determined. We had $33.9 million of goodwill as of the measurement date in 2016.

Intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the intangible asset many not be fully recoverable. An impairment loss is recognized if the sum of the long-term undiscounted cash flows is less than the carrying amount of the long-lived asset being evaluated. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets and will result in a reduction of earnings in the period incurred. During 2016, the Company did not record any intangible impairment charge.

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

Our acquisitions to date have been treated as asset purchases under the Internal Revenue Code. As such, the goodwill generated from those acquisitions is deductible for tax purposes. For the year ended December 31, 2016, the tax deduction was approximately $12.1 million. At our tax rate of 38.1%, this deduction reduced our current tax expenditure by approximately $4.5 million in current income tax expenditures. As of December 31, 2016, we had approximately $93.3 million in future goodwill tax deductions. As of December 31, 2016, we had approximately $41.9 million in net deferred tax assets and a valuation allowance of $0.2 million. Based primarily on recent earnings history and actual taxable income, as well as projections of future taxable income, we believe there is sufficient positive evidence to conclude that it is more likely than not that substantially all of the deferred tax assets are fully realizable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates to changes in interest rates for borrowings under our credit facility. For the year ended December 31, 2016, a 1% change in interest rates would have changed our interest expense and cash flows by approximately $0.1 million. This estimate is based on our average loan balances for the year. Additionally, we are subject to credit risks associated with our cash and accounts receivable. We believe that the concentration of credit risk with respect to cash equivalents is limited due to the high credit quality of these investments. Our investment policy requires that we invest excess cash in high-quality investments, which preserve principal, provide liquidity, and minimize investment risk. We also believe that our credit risk associated with accounts receivable is limited as they are primarily with the U.S. Federal Government.

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

ITEM 9A. CONTROLS AND PROCEDURES

Background to Embezzlement and Misappropriation Loss

On January 23, 2017, the Company announced that it had discovered, based on preliminary findings of an internal investigation, that its controller had been embezzling Company funds.

On the same date, the Company announced the Board of Directors’ conclusion that, as a result of the preliminary information obtained to date in connection with such internal investigation, (i) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the three-months ending March 31, 2016, filed on April 29, 2016; (ii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the three- and six-months ending June 30, 2016, filed on August 1, 2016; and (iii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the three- and nine-months ending September 30, 2016, filed on November 7, 2016, should no longer be relied upon. In addition, the Board of Directors also determined that investors, analysts and other persons should not rely upon management’s report on internal control over financial reporting or the Company’s independent registered public accounting firm’s report on the effectiveness of the Company’s internal control over financial reporting filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The internal investigation revealed that the Company’s former controller had embezzled approximately $19.4 million from the Company from January 1, 2010 through January 10, 2017. The embezzlement was accomplished by the former controller’s unauthorized transfers of Company funds to the controller’s personal bank accounts using his authority as controller to approve automated clearing house (ACH) payments from the Company’s payroll account. The former controller was able to conceal the unauthorized transfers by falsifying certain corporate records and Company bank statements and lying to other NCI employees and to the Company’s independent registered public accountants when questioned about the suspicious payments. The Company was unable to confirm any unauthorized transfers of Company funds by the former controller prior to 2010, as the Company’s bank no longer maintains the records necessary to identify the specific beneficiaries of any such remittances. The Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of or colluded in the embezzlement of Company funds or that there was any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds.

The embezzled funds were primarily disguised as payments to the administrator of the Company’s self-insured employee medical benefits plan that led to an overstatement of fringe benefit costs. Such costs were included in the Company’s cost of revenues and general and administrative expenses in its financial statements for the fiscal years ended December 31, 2010 through 2015 and were originally allocated to contracts as allowable costs. The Company has reclassified such costs to misappropriation loss for the years 2010 through 2016, with appropriate reductions in cost of revenues and general and administrative expenses, and such costs are now treated as unallowable costs. The Company had sufficient allowable but previously unbilled costs allocated to its contracts during the period from 2010 through 2015 to offset the unallowable costs related to the embezzlement, such that there was no material change in revenue recognized on its cost reimbursable contracts for the fiscal years ended December 31, 2010 through 2015. Accordingly, the Company does not believe that there was a material impact on its results of operations for such periods.

As previously announced, the Company’s unaudited interim financial statements for the nine-month period ended September 30, 2016 contain material errors related to the embezzlement. Therefore, as soon as reasonably practicable following the filing of this Form 10-K, the Company will file amendments to its previously issued Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016, June 30, 2016 and September 30, 2016 to reflect the restatements of the unaudited financial statements for those periods for the correction of accounting errors relating to the embezzlement.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our system contains control-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Audit Committee of the Board of Directors (Audit Committee) and management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, and due to the material weaknesses described below in Management’s Report on Internal Control over Financial Reporting, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the disclosure controls and procedures of the Company were not effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management and the Company’s Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective control over financial reporting.

In accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment; (ii) control activities (process-level controls), (iii) risk assessment; (iii) information and communication; and (iv) monitoring activities. The COSO framework defines a “material weakness” as a deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s evaluation of our internal control over financial reporting identified material weaknesses resulting from several control deficiencies in the internal control system that allowed the misappropriation of funds and the failure to detect them for an extended period of time.

As a result of this assessment, our management has concluded that as of December 31, 2016, our internal control over financial reporting was not effective due to the material weaknesses described below. Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included elsewhere in this Report.

Management identified the following material weaknesses:

1.	Control Environment. We did not maintain an effective control environment that fully emphasized the establishment of adherence to effective internal controls over financial reporting throughout the Company’s management. We did not give sufficient consideration to the risk of management override of internal controls. The Company had not ensured that certain of the accounting personnel were adequately trained to properly execute critical internal controls.

2.	Control Activities. We did not have control activities that were designed and operating effectively. The Company did not establish adequate controls over its banking relationship and the use of the electronic payment system provided by our bank. The Company did not maintain sufficient segregation of duties with respect to certain activities of its former controller, the Human Resources Department, and the Payroll Department. The Company did not maintain adequate monitoring and oversight of the work performed by the former controller, specifically in performing balance sheet reconciliations and reviews in order to prevent or detect management override of controls and the resulting misappropriation of assets by the former controller. The Company’s Financial Planning and Analysis and Human Resources Departments failed to coordinate their activities with respect to monitoring the expense of the self-insured employee medical benefits plan until the fraudulent payments were identified in January 2017.

3.	Risk Assessment. We did not have an effective risk assessment process. Our former controller managed the activity of documenting our processes and the related internal controls, the fraud risk assessments and scoping of management’s testing of the internal control over financial reporting. The resulting documentation of our processes and internal control was incomplete and contributed to failures in evaluating and testing the effectiveness of the Company’s internal controls over financial reporting.

4.	Information and Communication. We did not adequately communicate to all employees of the organization information regarding the importance of internal controls over financial reporting and employees’ duties and responsibilities, including segregation of duties.

5.	Monitoring Activities. We did not maintain effective monitoring controls related to the evaluation and testing of our internal controls over financial reporting. The external accounting consultants engaged by the Audit Committee of the Company’s Board of Directors failed to identify the material weaknesses in the Company’s internal controls over financial reporting.

The management team, through the results of the internal investigation and from substantive validation procedures and review processes, was able to obtain a reasonable level of assurance that financial statement balances for the fiscal year ended December 31, 2016 were accurate and complete. As a result of these procedures, we believe the consolidated financial statements included in this Report for the year ended December 31, 2016 fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Remediation Plan

Immediately upon learning of the embezzlement, the Audit Committee engaged a team of investigators and forensic accountants to fully investigate such matter to confirm the extent of the fraudulent actions. As stated elsewhere in this Report, based on its internal investigation, the Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of or colluded in the embezzlement of Company funds and the Company found no evidence of any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds.

Management is committed to remediating each of the material weaknesses identified above by implementing changes to the Company’s internal control over financial reporting. Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures:

•	We have initiated a project led by a senior executive independent of the Finance and Accounting organization, and aided by outside consultants, to fully document our processes to serve as the basis for activities during 2017 to assess our fraud risks and evaluate and test our internal controls over financial reporting.

•	We have updated our delegation of authority over our banking activities, and are establishing a treasury function that will improve the segregation of duties surrounding the controller to better safeguard cash.

•	The Audit Committee of the Board of Directors will re-assess its past practice of engaging an outside accounting consultant to assist in the evaluation and testing of the Company’s internal controls over financial reporting and we intend to conduct a more expansive risk assessment, with additional oversight by the Audit Committee.

•	We will require that the Financial Planning and Analysis and Human Resources Departments perform regular joint reviews of expenses associated with our employee benefit plans to ensure the actual expenses are consistent with the terms of the plans.

We immediately terminated the former controller upon discovering the fraudulent payments by him. We have initiated a search for a new controller and are considering other personnel actions to improve the overall level of competence in the accounting department.

Management intends to finalize its efforts around implementing effective internal controls and closely test and monitor the operating effectiveness of these controls throughout 2017 to ensure they meet their designed control objectives and, where necessary, take additional corrective measures to ensure that deficiencies are remediated.

We believe the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. The remediation plan noted above was initiated in the first quarter of 2017 and we expect that our remediation efforts, including design, implementation and testing, will continue throughout 2017.

ITEM 9B. OTHER INFORMATION

Completion of Internal Investigation

On January 23, 2017, the Company announced that it had discovered, based on preliminary findings of an internal investigation, that its controller had been embezzling Company funds. The Company’s then-preliminary findings indicated that these funds were reflected as expenses in the Company’s financial statements and that those expenses were treated as allowable indirect costs on the Company’s government contracts, but should have been classified as unallowable costs.

On March 31, 2017, the Company announced that it had completed its internal investigation into the facts and circumstances surrounding the embezzlement by its former controller. The internal investigation revealed that the Company’s former controller had embezzled approximately $19.4 million during the period from January 1, 2010 through January 10, 2017. The embezzlement was accomplished by the former controller’s unauthorized transfers of Company funds to the controller’s personal bank accounts using his authority as controller to approve “ACH” payments from the Company’s payroll account. The former controller was able to conceal the unauthorized transfers by falsifying certain corporate records and Company bank statements and lying to other NCI employees and to the Company’s independent registered public accountants when questioned about the suspicious payments. The Company was unable to confirm any unauthorized transfers of Company funds by the former controller prior to 2010, as the Company’s bank no longer maintains the records necessary to identify the specific beneficiaries of any such remittances. The Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of or colluded in the embezzlement of Company funds or that there was any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds.

The embezzled funds were primarily disguised as payments to the administrator of the Company’s self-insured employee medical benefits plan that led to an overstatement of fringe benefit costs. Such costs were included in the Company’s cost of revenues and general and administrative expenses in its financial statements for the fiscal years ended December 31, 2010 through 2015 and were originally allocated to contracts as allowable costs. The Company has reclassified such costs to misappropriation loss for the years 2010 through 2016, with appropriate reductions in cost of revenues and general and administrative expenses, and such costs are now treated as unallowable costs. The Company had sufficient allowable but previously unbilled costs allocated to its contracts during the period from 2010 through 2015 to offset the unallowable costs related to the embezzlement, such that there was no material change in revenue recognized on its cost reimbursable contracts for the fiscal years ended December 31, 2010 through 2015. Accordingly, the Company does not believe that there was a material impact on its results of operations for such periods.

The Company previously announced on January 23, 2017, that the unaudited interim financial statements for the nine-month period ended September 30, 2016 contain material errors related to the embezzlement and the Company will provide amended financial results for such nine-month period as part of the completion of its financial reporting process for the fiscal year 2016. As soon as reasonably practicable following the filing of this Report, we will file amendments to our previously issued Quarterly Reports on Form 10-Q for the periods ended March 31, 2016, June 30, 2016 and September 30, 2016 to reflect the restatements of the unaudited financial statements for those periods for the effect of the embezzlement described herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCI, Inc.

Reston, Virginia

We have audited NCI, Inc. and subsidiaries’ (the “Company’s”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (i) The Company did not maintain effective control activities, as it had not established adequate controls over its banking relationship and the use of the electronic payment system provided by its bank; did not maintain sufficient segregation of duties with respect to certain activities of its former controller, the Human Resources Department, and the Payroll Department; did not maintain adequate monitoring and oversight of the work performed by the former controller, specifically in performing balance sheet reconciliations and reviews in order to prevent or detect management override of controls and the resulting misappropriation of assets; and failed to coordinate the activities of certain of the Company’s functional departments with respect to monitoring the expense of the self-insured employee medical benefits plan until the fraudulent payments were identified in January of 2017; (ii) The Company did not have an effective risk assessment process, as the Company’s controller managed the risk assessment process and scoping of management’s testing of the internal controls over financial reporting, which contributed to failures in evaluating and testing the effectiveness of the Company’s internal controls over financial reporting; (iii) The Company did not maintain an effective control environment, as the control environment did not fully emphasize the establishment of adherence to effective internal controls over financial reporting and did not give sufficient consideration to the risk of management override of internal controls; and had not ensured that certain of the accounting personnel were adequately trained to properly execute critical internal controls; (iv) The Company did not maintain effective information and communication, as the Company did not adequately communicate to all employees of the organization information regarding the importance of internal controls over financial reporting and employees’ duties and responsibilities, including segregation of duties; (v) The Company did not maintain effective monitoring controls related to the evaluation and testing of its internal controls over financial reporting, as these functions did not timely identify the material weaknesses set forth above. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements regarding the Remediation Plan described in Management’s Report on Internal Controls Over Financial Reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the Company and our report dated March 31, 2017 expressed an unqualified opinion on those financial statements, and included an explanatory paragraph regarding a restatement to correct the classification of misappropriation losses as discussed in Note 22 to the financial statements.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 31, 2017

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information concerning our directors and executive officers required by Item 401 of Regulation S-K is included under the captions “Election of Directors” and “Executive Compensation,” respectively, in our definitive Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders (2017 Proxy Statement), and that information is incorporated by reference in this Form 10-K.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 406 of Regulation S-K concerning the Company’s Code of Ethics is included under the caption “Election of Directors” in our 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(c)(3) of Regulation S-K concerning the procedures by which Company stockholders may recommend nominees to the Company’s Board of Directors is included under the caption “Election of Directors” in our 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(d)(4) of Regulation S-K concerning the Audit Committee is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

The information required by Item 407(d)(5) of Regulation S-K concerning the designation of an audit committee financial expert is included under the caption “Report of the Audit Committee of the Board of Directors” in our 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included in the text and tables under the caption “Executive Compensation” in our 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the captions “Beneficial Ownership” and “Equity Compensation Plan Information” in our 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the captions “Election of Directors” and “Certain Relationships and Related Transactions” in our 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our 2017 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report:

(1)

Report of Independent Registered Public Accounting Firm on Internal Controls Over Financial Reporting

Report of Independent Registered Public Accounting Firm On The Consolidated Financial Statements

Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014

Consolidated Balance Sheets as of December 31, 2016, and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

(b) Exhibits required by Item 601 of Regulation S-K:

Number	Description

2.1	Securities Purchase Agreement by and among NCI Information Systems, Inc., a wholly owned subsidiary of registrant (“NCIIS”), Computer Services Corporation, Dyncorp and, AdvanceMed Corporation dated as of February 24, 2011 (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on April 4, 2011).

2.2	Stock Purchase Agreement among NCIIS, the Sellers named therein, the Phantom Stock Holders named therein and Computech, Inc., dated as of December 24, 2014, (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on December 29, 2014).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

Number	Description

10.1	Amended and Restated Loan and Security Agreement, dated as of December 13, 2010, by and among NCI and its Subsidiaries, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K as filed with the Commission on December 15, 2010).

10.2*	Executive Change in Control and Severance Agreement, dated March 9, 2013, by and among, NCI, Inc. and Brian J. Clark. (incorporated herein by reference from Exhibit 10.2 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2013).

10.3*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Marco de Vito (incorporated herein by reference from Exhibit 10.3 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.4*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Michele R. Cappello (incorporated herein by reference from Exhibit 10.4 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.5*	Executive Change in Control and Severance Agreement, dated March 9, 2012, by and among, NCI, Inc. and Lucas J. Narel (incorporated herein by reference from Exhibit 10.5 to registrant’s Annual Report on Form 10-K (File No. 000-51579), as filed with the Commission on March 12, 2012).

10.6*‡	Executive Change in Control and Severance Agreement, dated November 1, 2016, by and among, NCI, Inc. and Paul A. Dillahay.

10.7*‡	Separation and Transition Agreement, dated as of October 30, 2016, by and between NCI, Inc., on behalf of itself and its subsidiaries and affiliates, and Brian J. Clark.

10.8*‡	Separation and Transition Agreement, dated as of November 29, 2016, by and between NCI, Inc., on behalf of itself and its subsidiaries and affiliates, and Marco de Vito.

10.9	Waiver and Amendment to Amended and Restated Loan and Security Agreement, dated as of December 31, 2012, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K as filed with the Commission on January 8, 2013).

10.10	Second Amendment to Amended and Restated Loan and Security Agreement, dated as of December 19, 2013, by and among NCI and its Subsidiaries, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders and SunTrust Robinson Humphrey, Inc., as Lead Arranger and Book Manager (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K as filed with the Commission on December 23, 2013).

10.11	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of December 22, 2014, by and among NCI, Inc., and NCI Information Systems Incorporated, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders as Issuing Bank and Swingline Lender (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K as filed with the Commission on December 29, 2014).

10.12‡	Fourth Amendment to Amended and Restated Loan and Security Agreement, dated as of January 31, 2017, by and among NCI, Inc., and its Subsidiaries, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders as Issuing Bank and Swingline Lender

21.1‡	Subsidiaries of Registrant

23.1‡	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCI, Inc. Registrant

Date: March 31, 2017	By:	/s/ PAUL A. DILLAHAY
Paul A. Dillahay Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated. Each person whose signature appears below hereby constitutes and appoints each of Paul A. Dillahay and Lucas J. Narel as his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign, any or all amendments to this report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ PAUL A. DILLAHAY Paul A. Dillahay	Chief Executive Officer, President and Director	March 31, 2017

/s/ LUCAS J. NAREL Lucas J. Narel	Executive Vice President, Chief Financial Officer and Treasurer, Principal Accounting Officer	March 31, 2017

/s/ JAMES P. ALLEN James P. Allen	Director	March 31, 2017

/s/ PAUL V. LOMBARDI Paul V. Lombardi	Director	March 31, 2017

/s/ CINDY E. MORAN Cindy E. Moran	Director	March 31, 2017

/s/ CHARLES K. NARANG Charles K. Narang	Director	March 31, 2017

/s/ AUSTIN J. YERKS Austin J. Yerks	Director	March 31, 2017

/s/ DANIEL R. YOUNG Daniel R. Young	Director	March 31, 2017

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

INDEX TO FINANCIAL STATEMENTS

NCI, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NCI, Inc.

Reston, Virginia

We have audited the accompanying consolidated balance sheets of NCI, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NCI, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 22 to the consolidated financial statements, management identified a fraud involving the former controller and the consolidated statements of income for the years ended December 31, 2015 and 2014 have been restated to correct the classification of such losses.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2017 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia

March 31, 2017

NCI, Inc.

Consolidated Statements of Income

(in thousands, except per share amounts)

	Year ended December 31,
	2016	2015 (Restated)	2014 (Restated)
Revenue	$322,410	$333,095	$317,028
Operating expenses:
Cost of revenue	266,238	275,329	267,836
General and administrative expenses	27,437	25,765	25,585
Depreciation and amortization	7,020	7,659	5,692
Acquisition and integration related expenses	—	428	150
Misappropriation loss	4,907	3,238	3,284

Total operating expenses	305,602	312,419	302,547

Operating income	16,808	20,676	14,481
Interest expense, net	1,241	865	406

Income before income taxes	15,567	19,811	14,075
Provision for income taxes	6,086	7,639	5,607

Net income	$9,481	$12,172	$8,468

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,195	13,012	12,899
Net income per share	$0.72	$0.94	$0.66
Diluted:
Weighted average shares outstanding	13,834	13,705	13,516
Net income per share	$0.69	$0.89	$0.63

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Balance Sheets

(in thousands, except par value)

	As of December 31,
	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$1,014	$233
Accounts receivable, net	51,112	60,044
Prepaid expenses and other current assets	4,062	3,447

Total current assets	56,188	63,724
Property and equipment, net	6,332	6,698
Other assets	1,526	1,548
Deferred tax assets, net	41,912	38,789
Intangible assets, net	15,586	19,231
Goodwill	33,878	33,878

Total assets	$155,422	$163,868

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$9,995	$19,693
Accrued salaries and benefits	17,665	18,977
Deferred revenue	4,571	2,217
Corporate taxes payable	2,272	—
Other accrued expenses	4,034	3,843

Total current liabilities	38,537	44,730
Long-term debt	—	10,000
Other long-term liabilities	2,545	2,578

Total liabilities	41,082	57,308

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 10,002 shares issued and 9,085 shares outstanding as of December 31, 2016, and 9,843 shares issued and 8,961 shares outstanding as of December 31, 2015	189	187
Class B common stock, $0.019 par value—12,500 shares authorized; 4,500 shares issued and outstanding as of December 31, 2016 and December 31, 2015	86	86
Additional paid-in capital	76,886	76,569
Treasury stock at cost—917 shares of Class A common stock as of December 31, 2016 and 2015	(8,331)	(8,331)
Retained earnings	45,510	38,049

Total stockholders’ equity	114,340	106,560

Total liabilities and stockholders’ equity	$155,422	$163,868

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands)

	Class A common stock		Class B common stock		Additional Paid-in-Capital	Retained Earnings	Class A Treasury Stock	Class A Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount			Shares	Amount
Balance at January 1, 2014	8,226	$174	4,700	$89	$70,905	$18,970	917	$(8,331)	$81,807

Net income	—	—	—	—	—	8,468	—	—	8,468
Stock compensation expense	—	—	—	—	3,044	—	—	—	3,044
Exercise of stock options	91	1	—	—	482	—	—	—	483
Repurchase and cancellation of stock awards	(11)	—	—	—	(55)	—	—	—	(55)
Tax benefit from stock transactions	—	—	—	—	30	—	—	—	30
Balance at December 31, 2014	8,306	$175	4,700	$89	$74,406	$27,438	917	$(8,331)	$93,777

Net income	—	—	—	—	—	12,172	—	—	12,172
Stock compensation expense	—	—	—	—	1,307	—	—	—	1,307
Exercise of stock options	145	3	—	—	830	—	—	—	833
Restricted stock grants, net of repurchase	310	6	—	—	(59)	—	—	—	(53)
Tax benefit from stock transactions	—	—	—	—	85	—	—	—	85
Cash dividend of $0.12 per common share	—	—	—	—	—	(1,561)	—	—	(1,561)
Conversion of Class B shares to Class A	200	3	(200)	(3)	—	—	—	—	—

Balance at December 31, 2015	8,961	$187	4,500	$86	$76,569	$38,049	917	$(8,331)	$106,560

Net income	—	—	—	—	—	9,481	—	—	9,481
Stock compensation expense	—	—	—	—	878	—	—	—	878
Exercise of stock options	111	2	—	—	626	—	—	—	628
Restricted stock grants, net of cancellations	13	—	—	—	—	—	—	—	—
Tax benefit from stock transactions	—	—	—	—	1,465	—	—	—	1,465
Cash dividend of $0.15 per common share	—	—	—	—	—	(2,020)	—	—	(2,020)
Repurchase of vested stock options	—	—	—	—	(2,652)	—	—	—	(2,652)

Balance at December 31, 2016	9,085	$189	4,500	$86	$76,886	$45,510	917	$(8,331)	$114,340

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$9,481	$12,172	$8,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,020	7,659	5,692
Stock compensation expense	878	1,307	3,044
Deferred income taxes	(3,123)	3,000	1,419
Changes in operating assets and liabilities:
Accounts receivable, net	8,932	(1,803)	11,135
Prepaid expenses and other assets	(593)	3,049	(72)
Accounts payable	(9,698)	3,138	(1,725)
Accrued expenses and other liabilities	3,473	(4,084)	(305)

Net cash provided by operating activities	16,370	24,438	27,656

Cash flows from investing activities:
Purchases of property and equipment	(3,010)	(2,671)	(1,467)
Cash paid for acquisitions, net of cash acquired	—	(56,657)	—

Net cash used in investing activities	(3,010)	(59,328)	(1,467)

Cash flows from financing activities:
Borrowings under credit facility	160,604	194,739	42,496
Repayments on credit facility	(170,604)	(184,739)	(43,496)
Financing costs paid	—	—	(5)
Proceeds from exercise of stock options	628	833	482
Excess tax benefit from stock transactions	1,465	85	158
Purchase of equity awards	(2,652)	(53)	(55)
Cash dividend	(2,020)	(1,561)	—

Net cash provided by (used) in financing activities	(12,579)	9,304	(420)

Net change in cash and cash equivalents	781	(25,586)	25,769
Cash and cash equivalents, beginning of year	233	25,819	50

Cash and cash equivalents, end of year	$1,014	$233	$25,819

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$341	$762	$246

Income taxes	$5,402	$4,971	$2,700

Supplemental disclosure of non-cash activities:
Leasehold improvements acquired with tenant improvement funds	$99	$—	$222

The accompanying notes are an integral

part of these consolidated financial statements

NCI, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

1. Business Overview

NCI is a leading provider of enterprise solutions and services to U.S. defense, intelligence, health and civilian government agencies. The company has the expertise and proven track record to solve its customers’ most important and complex mission challenges through technology and innovation. NCI’s team of highly skilled professionals focuses on delivering cost-effective solutions and services in the areas of agile development and lean software O&M; big data and data analytics; cybersecurity and information assurance; engineering and logistics; IT infrastructure optimization and service management; and health and program integrity. Headquartered in Reston, Virginia, NCI has approximately 2,000 employees operating at more than 100 locations worldwide. The Company provides these services to U.S. Defense, Intelligence, and Healthcare, and Civilian Government Agencies. Substantially all of the Company’s revenue was derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the United States.

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

Long-Lived Assets (Excluding Goodwill)

A review of long-lived assets for impairment is performed when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indicator of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the excess of the asset’s carrying amount over its fair value. Any write-downs are treated as permanent reductions in the carrying amount of the assets. Based on the analysis performed, the Company determined that there were no such impairments, nor indicators of impairments, for such assets during 2016, 2015 or 2014.

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

Intangible assets consist of acquisition-related contracts and customer relationships as well as non-compete agreements. Contract and customer relationships are amortized over the expected backlog life based on projected cash flows, which are proportionate to acquired backlog, or generally between three to 11 years. Non-compete agreements are amortized over their contractual life, which is between three to five years.

There was no impairment of goodwill in 2016 or 2015.

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

Holders of common stock are entitled to receive, when and if declared by the Board of Directors from time to time, such dividends and other distributions in cash, stock or property from the Company’s assets or funds legally available for such purposes. Each share of Class A common stock and Class B common stock is equal with respect to dividends and other distributions in cash, stock or property, except that in the case of stock dividends—when authorized by the Board of Directors and allowable under terms of the company’s credit facility only shares of Class A common stock will be distributed with respect to the Class A common stock and only shares of Class B common stock will be distributed with respect to Class B common stock.

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

The main principle of ASU 2014-09 is that revenue should be recognized when contracted goods or services are transferred to customers in an amount that reflects the consideration that the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this new principle which will require entities to apply significantly more management judgment and may require the use of more estimates than are required under existing U.S. GAAP. NCI is currently evaluating the impact of the pending adoption of ASU 2014-09 on the Company’s consolidated financial statements and has not yet determined the method by which NCI will adopt the standard in 2018.

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

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax- withholding purposes. The Company is evaluating the full effect that ASU 2016-09 will have on its consolidated financial statements and will adopt the standard effective January 1, 2017.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a quantitative assessment annually to determine whether the two-step impairment test is required. Under the current accounting standards, the impairment loss to recognize under Step 2 of the impairment test requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, and subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtracting it from its carrying amount. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The Company is currently evaluating the impact of the adoption of ASU 2017-04 on the consolidated financial statements.

4. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. NCI has both Class A and Class B shares and both share the same rights and preferences and thus the two-class method does not result in a different outcome and is therefore not presented. For the years ended December 31, 2016, 2015 and 2014, approximately 55,000, 17,000 and 44,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following details the historical computation of basic and diluted earnings per common share (Class A and Class B) for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net income	$9,481	$12,172	$8,468

Weighted average number of basic shares outstanding during the year	13,195	13,012	12,899
Dilutive effect of stock options after application of treasury stock method	639	693	617

Weighted average number of diluted shares outstanding during the year	13,834	13,705	13,516

Basic earnings per share	$0.72	$0.94	$0.66
Diluted earnings per share	$0.69	$0.89	$0.63

5. Major Customers

The Company earned substantially all of its revenue from the U.S. Federal Government for each of the years ended December 31, 2016, 2015 and 2014. During 2016, 2015 and 2014, the Company’s PEO Soldier contract accounted for revenue in the amounts of $52.2 million, $32.4 million and $36.5 million, respectively. The Company’s PEO Soldier contract was a cost-plus fee contract and was originally awarded in 2012 for a three year term, which expired in September 2015. The Company’s current PEO Soldier contract is a cost-plus fee contract that consists of a transition period, a base period and four option periods for a total term of five years, which commenced on October 1, 2015. NCI’s Cyber Network Operations and Security Support (CNOSS) program, a cost-plus-fixed-fee, single-award indefinite delivery, indefinite quantity (IDIQ) contract consisting of a 12-month base period with two one-year option periods and one six-month option period. The contract is valued at $125 million and commenced in October 2014. NCI’s CNOSS program accounted for 11.5% of revenue, in 2016 and 7.3% of revenue in 2015. Revenue by customer for each of the three years ended December 31 was as follows:

	Year ended December 31,
	2016		2015		2014
	(in thousands)
Defense and Intelligence Agencies	$202,939	63%	$201,194	60%	$237,194	75%
Federal Civilian Agencies	$119,471	37%	$131,901	40%	$79,834	25%

6. Accounts Receivable (in thousands)

Accounts receivable consist of billed and unbilled amounts at the end of each year:

	As of December 31,
	2016	2015
Billed receivables	$19,367	$23,621
Unbilled receivables:
Amounts billable at end of year	25,484	27,185
Other	7,003	9,980

Total unbilled receivables	32,487	37,165

Total accounts receivable	51,854	60,786
Less: allowance for doubtful accounts	742	742

Total accounts receivable, net	$51,112	$60,044

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. All unbilled receivables are expected to be billed and collected within the next year.

The following table details the Allowance for Doubtful Accounts at the end of each year:

	Year ended December 31,
	2016	2015	2014
Balance at beginning of year	$742	$742	$788
Charged to expense	—	—	—
Deductions	—	—	(46)

Balance at end of year	$742	$742	$742

7. Property and Equipment (in thousands)

The following table details property and equipment at the end of each year:

	As of December 31,
	2016	2015
Property and equipment
Furniture and equipment	$21,799	$26,573
Leasehold improvements	7,450	9,323
Real property	549	549

	29,798	36,445
Less: Accumulated depreciation and amortization	23,466	29,747

Property and equipment, net	$6,332	$6,698

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $3.4 million, $3.5 million and $4.1 million, respectively.

8. Intangible Assets (in thousands)

The following table details intangible assets at the end of each year:

	As of
	December 31, 2016	December 31, 2015
Contract and customer relationships	$33,284	$39,594
Developed software	1,113	1,113
Less: Accumulated amortization	(18,811)	(21,476)

Intangible assets, net	$15,586	$19,231

Amortization expense of intangible assets for the years ended December 31, 2016, 2015 and 2014 was $3.6 million, $4.2 million and $1.6 million, respectively. The weighted average amortization period of the acquired customer relationships as of December 31, 2016, was approximately eight years. The weighted average amortization period of the acquired developed software as of December 31, 2016, was approximately three years. Contract and customer relationships are amortized over the expected backlog life based on projected cash flows, which are proportionate to acquired backlog, or generally between three to 11 years. Non-compete agreements are amortized over their contractual life, which is generally between three to five years. Future amortization expense related to intangible assets is expected to be as follows:

For the year ending December 31,
2017	$3,632
2018	3,150
2019	3,049
2020	3,027
2021	2,728
Thereafter	—

$15,586

9. Goodwill

As of December 31, 2016, goodwill accounted for approximately $33.9 million, or approximately 22%, of our recorded total assets.

The activity and balance of our goodwill for the years ended December 31, 2016 and 2015 are as follows:

Goodwill (in thousands)
Balance as of January 1, 2015	$—
Goodwill acquired	33,878

Balance as of December 31, 2015	33,878

Goodwill acquired	—

Balance as of December 31, 2016	$33,878

The goodwill amounts acquired are from the acquisition of Computech in January 2015.

10. Other Accrued Expenses (in thousands)

Other accrued expenses consist of the following at the end of each year:

	As of December 31,
	2016	2015
Accrued health claims	$1,352	$1,331
Deferred rent, current	776	729
Restructuring charge, current	32	135
Other accrued expenses	1,874	1,648

Total other accrued expenses	$4,034	$3,843

11. Leases

The Company leases office space and equipment under operating leases that expire on various dates through January 31, 2021. Several of the leases contain escalation clauses ranging from 2.5% to 5.0% per year, which are reflected in the amounts below.

Minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Operating leases
(in thousands)
For the year ending December 31,
2017	$6,323
2018	3,628
2019	2,081
2020	977
2021	82
Thereafter	—

Total minimum lease payments	$13,091

The Company incurred rent expense including amortization of deferred rent expense, under operating leases of $5.6 million, $5.5 million, and $5.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

12. Debt

On January 31, 2017, the Company entered into the Fourth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement, dated December 13, 2010, as amended, by and among the Company and its subsidiaries, SunTrust Bank, which acted as administrative agent for the lenders, the lenders named therein and the other parties thereto (the “Credit Agreement”). The Amendment modifies certain provisions of the Credit Agreement to, among other things:

•	decrease the Company’s borrowing capacity under the revolving line of credit from $80.0 million to $50.0 million;

•	extend the commitment termination date from January 31, 2017 to May 31, 2017;

•	amend the definition of “Required Lenders” to include all lenders which means, among other things, that amendments to and waivers of the terms of the Credit Agreement, as amended, will require the consent and approval of all lenders; and

•	include additional restrictions with respect to certain acquisitions and restricted payments, including certain acquisitions, dividends, and repurchase or redemption of our capital stock.

The outstanding borrowings are collateralized by a security interest in substantially all the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the Credit Agreement accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (EBITDA) as defined in the credit facility agreement.

Our Credit Agreement (i) restricts our ability to repurchase or redeem our capital stock, or merge or consolidate with another entity; (ii) limits our ability to borrow additional funds or to obtain other financing in the future for working capital, capital expenditures, acquisitions, investments and general corporate purposes; and (iii) limits our ability to dispose of our assets, to create liens on our assets, to extend credit or to issue dividends to our stockholders. For a discussion of share repurchases, see Note 14—Stock Repurchase.

For the years ending December 31, 2016, 2015, and 2014, the Company had a weighted average outstanding loan balance of $11.6 million, $22.4 million, and $1.3 million, respectively, and a weighted average borrowing rate of 2.6%, 2.3%, and 2.3%, respectively.

As of December 31, 2016, there was no outstanding balance under the Credit Agreement. Interest accrues at a rate of LIBOR plus 210 basis points, or 2.7%, on future borrowings. As of December 31, 2015, the outstanding balance under the Credit Agreement was $10.0 million and interest would have accrued at a rate of LIBOR plus 210 basis points, or 2.3%. As of December 31, 2016, and 2015, the Company was in compliance with all of its financial loan covenants.

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

14. Stock Repurchase

NCI’s Board of Directors authorized management to repurchase up to $25.0 million of our Class A common stock pursuant to a stock repurchase program. Shares may be repurchased pursuant to open market purchases, privately negotiated transactions, or block transactions. Under the terms of the Credit Agreement dated January 31, 2017, any further repurchase of the company’s Class A common stock requires the consent and approval of all lenders.

During 2016, 2015 and 2014, the Company did not repurchase any shares. At December 31, 2016, we had $16.7 million remaining under the Board of Directors’ authorization for share repurchases.

15. Performance Incentive Plan

The Board of Directors of the Company has adopted The Amended and Restated 2005 Performance Incentive Plan (the Plan), which has been approved by the Company’s stockholders. As of December 31, 2016, the Plan has reserved 4,300,000 shares of Class A common stock for issuance, which increases annually by 100,000 shares. The Plan provides for the grant of incentive stock options and non-qualified stock options, and the grant or sale of restricted shares of common stock to the Company’s directors, employees, and consultants. The Compensation Committee of the Company administers the Plan.

As of December 31, 2016
(in thousands)
Shares reserved under the plan	4,300
Shares vested and options exercised	(1,868)
Restricted shares and options outstanding	(1,613)

Shares available for future grants	819

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

Assumptions Used in Fair Value determination

The following weighted-average assumptions were used for option grants made during the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Expected Volatility	53.0%	56.7%	56.3%
Expected Term (in years)	5.0	4.5	4.6
Risk-free Interest Rate	1.3%	1.5%	1.7%
Dividend Yield	1.3%	0.0%	0.0%

•	Expected Volatility. The expected volatility of the Company’s shares was estimated based upon the historical volatility of the Company’s share price.

•	Expected Term. Because the Company does not have significant historical data on employee exercise behavior, it uses the “Simplified Method” as defined under SAB Topic 14 to calculate the expected term. The simplified method is calculated by averaging the vesting period and contractual term of the option.

•	Risk-free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes-Merton valuation method on the implied yield available on a U.S. Treasury note with a term equal to the expected term of the underlying grants.

•	Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input.

The following table summarizes stock option activity for the period January 1, 2014 through December 31, 2016:

	Options
	Number of Options (in thousands)	Weighted- Average Exercise Price per Share
Outstanding at January 1, 2014	1,785	$5.43
Granted	60	9.33
Forfeited/cancelled	(87)	7.83
Exercised	(91)	5.04

Outstanding at January 1, 2015	1,667	$5.44
Granted	85	10.41
Forfeited/cancelled	(60)	7.65
Exercised	(145)	5.75

Outstanding at January 1, 2016	1,548	$5.60
Granted	275	11.44
Forfeited/cancelled	(428)	5.59
Exercised	(111)	5.67

Outstanding at December 31, 2016	1,285	6.84

Vested or expected to vest at December 31, 2016	1,245	6.71

Exercisable at December 31, 2016	968	5.40

The following table summarizes stock option vesting, non-vested options and restricted stock for the period January 1, 2014 through December 31, 2016:

	Options		Restricted Stock
	Number of Options (in thousands)	Weighted- Average Fair Value	Number of Restricted Shares (in thousands)	Weighted- Average Fair Value
Non-vested January 1, 2014	1,566	$2.45	84	$16.58
Granted	60	4.44	—	—
Vested	(859)	2.24	(29)	17.46
Forfeited	(87)	7.83	(11)	16.61

Non-vested December 31, 2014	680	$2.72	44	$15.97

Vested December 31, 2014	987	$2.40

Granted	85	4.66	315	13.30
Vested	(503)	2.49	(33)	17.01
Forfeited	(49)	3.23	(5)	20.24

Non-vested December 31, 2015	213	$3.90	321	$13.19

Vested December 31, 2015	1,334	$2.41

Granted	275	4.76	135	11.65
Vested	(135)	3.50	(6)	7.28
Forfeited	(390)	2.60	(122)	13.34

Non-vested December 31, 2016	317	$4.75	329	$12.61

Vested December 31, 2016	968	$2.53

The following table summarizes stock options outstanding at December 31, 2016:

Range of exercise prices	Number of Options	Weighted- Average Exercise Price	Intrinsic Value Outstanding Options	Weighted-Average Remaining Contractual Life	Options exercisable	Intrinsic Value Vested Options
	(in thousands)		(in thousands)	(in years)	(in thousands)	(in thousands)
$1.00 – $6.99	695	$4.46	$6,594	3.3	695	$6,594
$7.00 – $12.99	590	9.65	2,536	4.0	273	1,680

	1,285	$6.84	$9,130	4.0	968	$8,274

Stock options and restricted stock granted generally vest over a period of three to five years from the date of grant in accordance with the individual stock option agreement. The maximum contractual term of stock options is seven years.

The following table summarizes stock compensation for the three years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cost of revenue	$114	$239	$667
General and administrative	764	1,068	2,377

	$878	$1,307	$3,044

As of December 31, 2016, there was $3.5 million of total unrecognized compensation cost of unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with $1.2 million, $1.0 million, $0.6 million, $0.5 million and $0.2 million amortized during 2017, 2018, 2019, 2020 and 2021, respectively. These future costs include an estimated forfeiture rate. Our stock compensation costs may differ based on actual experience. The cost of stock compensation is included in the Company’s Consolidated Statements of Income before, or in conjunction with, the vesting of options.

The following table summarizes cash proceeds received for stock options exercised, intrinsic value of vested options, and income tax benefits realized for the three years ending December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash proceeds received	$628	$833	$482
Intrinsic value	8,273	11,391	4,754
Income tax benefits realized	1,465	85	32

On October 30, 2016, in connection with his resignation from the Company, the former CEO, Brian Clark, agreed to forfeit 390,000 vested stock options in exchange for $2.7 million. On November 29, 2016, in connection with his separation from the Company, the former COO, Marco de Vito, agreed to forfeit 272,000 vested stock options in exchange for $2.1 million upon his retirement in January 2017.

17. Provision for Income Taxes

Significant components of the provision for income taxes for the three years ended December 31, 2016, 2015, and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current
Federal	$8,566	$3,651	$3,380
State and Local	673	878	780

Total Current	9,239	4,529	4,160
Deferred
Federal	(2,308)	3,041	941
State and Local	(845)	69	506

Total Deferred	(3,153)	3,110	1,447

Total Income Tax Provision	$6,086	$7,639	$5,607

The differences between the expense (benefit) from income taxes at the statutory U.S. Federal income tax rate of 34% and those reported in the Statements of Income are as follows:

	Year ended December 31,
	2016	2015	2014
Federal income tax at statutory rates	34.0%	34.0%	34.0%
State income taxes, net of Federal benefit	4.3	4.6	5.6
Other	0.8	0.0	0.2

Total income tax expense	39.1%	38.6%	39.8%

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

Components of the Company’s deferred tax assets and liabilities are as follows as of December 31:

	2016	2015
	(in thousands)
Deferred tax assets
Accrued vacation and compensation	$2,531	$2,651
Intangible assets excluding goodwill	4,779	4,441
Stock compensation	1,111	1,622
Restructuring charge and other accrued liabilities	1,780	1,625
Allowance for doubtful accounts	289	286
Deferred rent	572	820
Goodwill	23,390	27,848
Property and equipment	100	—
Misappropriation loss	7,345	—
Interest for uncertain tax position	246	—

Total deferred tax assets	42,143	39,293

Less: valuation allowance	(231)	(218)

Total net deferred tax assets	41,912	39,075

Deferred tax liabilities
Property and equipment	—	(286)

Total deferred tax liabilities	—	(286)

Net deferred tax asset	$41,912	$38,789

Balances as of December 31, 2016 and 2015, reflect the impact of the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, in the Company’s first fiscal quarter ended March 31, 2016 related to balance sheet classification of deferred taxes.

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

As of December 31, 2015, the Company’s analysis of uncertain tax positions determined that the Company had no uncertain tax positions and as such, no liability has been recorded as of December 31, 2015 and 2014. In 2016, the Company recognized a cumulative impact for unrecognized tax benefits in the amount of $5.4 million for the tax years ended December 31, 2010 through 2015. It is reasonably possible that within the next twelve months we will resolve the matters in uncertain tax benefits.

As of December 31, 2016, the Company accrued interest expense related to uncertain tax positions totaling $0.6 million, and was recorded as Interest Expense in the Consolidated Statement of Income.

	As of December 31,
	2016	2015
	(in thousands)
Beginning balance	$—	$—
Additions for current year tax positions	—	—
Additions for tax positions for prior years	5,472	—
Reductions for tax positions of prior years	—	—
Effects of foreign currency translation settlements	—	—
Lapse of statute of limitations	—	—

Ending Balance	$5,472	$—

The Company is subject to income taxes in the U.S. and various state jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require significant judgment to apply. Tax years related to U.S. Federal and various state jurisdictions remain subject to examination for tax periods ended on or after December 31, 2013.

18. Profit Sharing

The Company has a 401(k)-profit-sharing plan that covers substantially all NCI employees meeting certain criteria. The plan is a “defined contribution plan,” whereby participants have the option of contributing to the plan. The plan provides for the Company to contribute 50 cents for each dollar contributed by the employee, up to the first 6% of their contribution. The participants are vested 100% in their employee contributions immediately. The participants become fully vested in the employer contributions ratably over four years of service.

The Company’s contributions for the years ended December 31, 2016, 2015 and 2014 were approximately $3.3 million, $2.8 million and $2.4 million, respectively.

19. Related Party Transactions

The Company purchased services under a subcontract from Renegade Technology, Inc., which is a Government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, the Chairman of the Company. The Company purchased services from Renegade Technology, Inc. of approximately $1.1 million, $0.7 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, and 2015, there was $0.1 million due to Renegade Technology, Inc. for each period.

On October 30, 2016, in connection with his resignation from the Company, the former CEO, Brian Clark, agreed to forfeit 390,000 vested stock options in exchange for $2.7 million.

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

Litigation

Civil Suit Against Former Controller

As previously disclosed on January 23, 2017, the Company commenced an internal investigation upon discovering that its former controller, Jon Frank, had been embezzling money from the Company. Upon completion of the internal investigation, the Company determined that the actual amount of the embezzlement by Mr. Frank during the period from January 2010 through 2017 was approximately $19.4 million. The Company believes that Mr. Frank acted alone and found no evidence that any other NCI employee was aware of or colluded in the embezzlement of Company funds and found no evidence of any unlawful activity apart from that associated with Mr. Frank’s embezzlement of Company funds.

On January 23, 2017, we filed a lawsuit against Mr. Frank in the Circuit Court of Fairfax County in the State of Virginia to recover the embezzled funds.

On February 2, 2017, the Honorable Chief Judge White entered an Order for Preliminary Injunction and Asset Freeze (the “Preliminary Injunction”) against Mr. Frank. Among other things, the Preliminary Injunction placed an immediate freeze on all monies and assets of Mr. Frank and ordered Mr. Frank to prepare and deliver to the Company an accounting of his personal assets. In addition, pursuant to the Preliminary Injunction, Mr. Frank agreed to cooperate with the Company to identify, recover and return to the Company all assets that he obtained wrongfully or acquired with wrongfully-obtained funds.

Government Agency Investigations

In connection with the discovery of Mr. Frank’s embezzlement of money from the Company, we self-reported such matter to the U.S. Securities and Exchange Commission (“SEC”) and the civil and criminal divisions of the U.S. Department of Justice (“DOJ”).

By letter to the Company dated February 1, 2017, the DOJ has identified the Company as a possible victim of Mr. Frank’s conduct. On February 8, 2017, the SEC commenced a formal investigation and has served the Company with a subpoena requesting certain documents and information relevant to the embezzlement of Company funds by Mr. Frank. The Company is cooperating fully with the DOJ and the SEC in connection with their respective investigations, which are ongoing.

The United States Attorney’s Office for the Eastern District of Virginia (“USAO EDVA”) has opened a civil fraud investigation into the impact of Mr. Frank’s conduct on the Company’s government contracts. The Company is cooperating fully with the USAO EDVA and the Inspectors General of relevant government agencies in connection with this investigation, which is ongoing. At this time, we do not have an estimate of the financial impact on the Company, if any, of the investigation being conducted by the USAO EDVA.

Other Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. At this time, the probability is remote that the outcome of any such ordinary course litigation matters currently pending will have a material adverse effect on our financial condition and results of operations.

Misappropriation loss—Costs and Recovery

As discussed above, the Company initiated civil legal proceedings against our former controller seeking to recover assets acquired by him with funds wrongfully obtained by him through his embezzlement of Company funds and that litigation is ongoing. The court has frozen all of our former controller’s assets. The Company carries insurance that could cover up to $5 million of the misappropriation loss. The timing and amount of final recoveries, net of expenses of recovery, is uncertain. The Company has not yet recognized an estimated value of the potential recovery due to the limited amount of information available to it at this time. The Company estimates that it incurred approximately $5 million in costs during the first quarter of 2017 related to the embezzlement, including legal, auditing and forensic accounting fees.

21. Supplemental Quarterly Information (unaudited, in thousands)

This data is unaudited, but in the opinion of management, includes and reflects all adjustments that are normal and recurring in nature, and necessary, for a fair presentation of the selected data for these interim periods. Quarterly financial operating results of the Company for the years ended December 31, 2016 and 2015 are presented below. During the fourth quarter of 2016, the Company recorded approximately $1.8 million of additional general and administrative costs related to the transition of named executive officers, and approximately $0.6 million of interest expense for the uncertain tax positions.

The financial results for the first three quarters of 2016 have been restated to correct accounting errors associated with the embezzlement by our former controller. As soon as practicable after the filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the Company will file amended quarterly reports on Form 10-Q/A for the periods ended March 31, June 30 and September 30, 2016.

	For the quarter ended
	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	Mar. 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	Mar. 31, 2015
Statement of Operations Data:
Revenue	$77,460	$79,394	$81,900	$83,655	$84,018	$82,310	$85,799	$80,968
Operating income	2,824	5,090	4,372	4,522	5,574	5,388	5,296	4,418
Net income	$1,100	$3,239	$2,553	$2,589	$3,550	$3,171	$3,046	$2,405
Earnings per share
Basic	$0.08	$0.25	$0.19	$0.20	$0.27	$0.24	$0.23	$0.19
Diluted	$0.08	$0.23	$0.18	$0.19	$0.26	$0.23	$0.22	$0.18

The following table summarizes the effect of the restatement on the previously reported supplemental quarterly information:

	For the quarter ended,
		September 30, 2016		June 30, 2016		March 31, 2016
	December 31, 2016	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Revenue	$77,460	$79,753	$79,394	$81,900	$81,900	$83,655	$83,656
Operating income	2,824	5,278	5,090	5,483	4,372	5,746	4,522
Net Income	1,100	3,261	3,239	3,230	2,553	3,332	2,589
Earnings per share
Basic	$0.08	$0.25	$0.25	$0.24	$0.19	$0.25	$0.20
Diluted	$0.08	$0.24	$0.23	$0.23	$0.18	$0.24	$0.19

22. Embezzlement and Restatement

In January 2017, the Company identified a misappropriation of company funds by the former controller. The Audit Committee engaged independent legal counsel and forensic consultants to investigate the fraud. The investigation was completed in March 2017, and revealed that the former controller had embezzled $19.4 million through a circumvention of controls, which included transfers from the payroll account to his personal account, creating fictitious invoices, and altering bank account statements to conceal the misappropriations. The Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of, or colluded in, the embezzlement of Company funds or that there was any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds. The amounts embezzled were primarily classified as expenses and were included as fringe benefits costs in costs of revenue and selling, general and administrative expenses and was originally allocated to contracts as allowable costs. After discovery of the embezzlement these costs were restated as misappropriation loss, which is an unallowable cost. The Company had sufficient allowable, but previously unbilled costs allocated to its contracts in fiscal years 2010 through 2015 to offset the unallowable costs related to the embezzlement, such that there was no material change in revenue recognized on its cost reimbursable contracts. The Company has restated the Consolidated Statements of Income for the years ended December 31, 2015 and 2014 to classify the embezzled amounts as “misappropriation loss.” In 2016, the Company has restated the quarterly results as shown in Note 21. The Consolidated Statements of Income for the years ended December 31, 2015 and 2014 were restated to reclassify the embezzled amounts as a misappropriation loss as follows:

	Year ended December 31, 2015			Year ended December 31, 2014
	As reported	Adjustments	As restated	As reported	Adjustments	As restated
Cost of revenue	$278,316	$(2,987)	$275,329	$270,855	$(3,019)	$267,836
General and administrative expenses	26,016	(251)	25,765	25,850	(266)	25,585
Misappropriation loss		3,238	3,238		3,285	3,285