Form 10-Q/A
period 2016-03-31
NCI, Inc.
filed 2017-04-21
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
			Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 10, 2017, there were 9,038,897 shares outstanding of the registrant’s Class A common stock. In addition, there are 4,500,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into shares of Class A common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the NCI, Inc. (the “Company”) Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 previously filed on April 29, 2016 (the “Original Filing”). The Company is filing this Form 10-Q/A to restate its unaudited consolidated financial statements, financial data and related disclosures as of and for the three-month periods ended March 31, 2016 and 2015 to give effect to the embezzlement of Company funds by the Company’s former controller, as discussed below, and the reclassification of related cost of revenues and general and administrative expenses to misappropriation loss in connection therewith.

Restatement of Previously Issued Unaudited Consolidated Financial Statements

On January 23, 2017, the Company announced that it had discovered, based on preliminary findings of an internal investigation, that its controller had been embezzling Company funds.

On March 31, 2017, the Company announced that it had completed its internal investigation into the facts and circumstances surrounding the embezzlement by its former controller. The internal investigation revealed that the Company’s former controller had embezzled approximately $19.4 million during the period from January 1, 2010 through January 10, 2017. The embezzlement was accomplished by the former controller’s unauthorized transfers of Company funds to the controller’s personal bank accounts using his authority as controller to approve automated clearinghouse (“ACH”) payments from the Company’s payroll account. The former controller was able to conceal the unauthorized transfers by falsifying certain corporate records and Company bank statements, using fictitious balance sheet accruals and lying to other NCI employees and to the Company’s independent registered public accountants when questioned about the suspicious payments. The Company was unable to confirm any unauthorized transfers of Company funds by the former controller prior to 2010, as the Company’s bank no longer maintains the records necessary to identify the specific beneficiaries of any such remittances. The Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of or colluded in the embezzlement of Company funds or that there was any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds.

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

As discussed in Note 3 to the financial statements included in this Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements for the three-month periods ended March 31, 2016 and 2015 to give effect to the embezzlement and reclassification of related cost of revenues and general and administrative expenses to misappropriation loss.

The effects of the restatement of the unaudited consolidated financial statements as of and for the three-month periods ended March 31, 2016 and 2015 is as follows (the “Restatement”):

	March 31, 2016		March 31, 2015
	As Reported	As Restated	As Reported	As Restated
Statement of Income
Costs of revenue	$69,987	$69,693	$67,602	$66,991
General and administrative expenses	6,129	6,107	6,629	6,575
Misappropriation loss	—	1,541	—	665
Provision for income taxes	2,224	1,743
Net income	$3,333	$2,589

Earnings per share
Basic EPS	$0.25	$0.20
Diluted EPS	$0.24	$0.19

Statement of Cash Flows
Net income	$3,333	$2,589
Prepaid expenses and other assets	(2,458)	(1,233)
Accrued expenses and other liabilities	(591)	(1,072)

	As of March 31, 2016
	As Reported	As Restated

Balance Sheet
Prepaid expenses and other current assets	$5,847	$4,623
Other accrued expenses	5,774	5,294
Retained Earnings	39,362	38,618

This Form 10-Q/A amends and restates Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Filing and no other information included in the Original Filing is amended hereby. Generally, no attempt has been made in this Form 10-Q/A to modify or update the foregoing items, except as required to reflect the effects of the Restatement. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing.

In accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

NCI, INC.

PART 1

UNAUDITED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended March 31,
	2016 (Restated)	2015 (Restated)
Revenue	$83,655	$80,968

Operating expenses:
Cost of revenue	69,693	66,991
General and administrative expenses	6,107	6,575
Depreciation and amortization	1,792	2,089
Acquisition and integration related expenses	—	230
Misappropriation loss	1,541	665

Total operating expenses	79,133	76,550

Operating income	4,522	4,418
Interest expense, net	190	238

Income before income taxes	4,332	4,180
Provision for income taxes	1,743	1,775

Net income	$2,589	$2,405

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,153	12,968

Net income per share	$0.20	$0.19

Diluted:
Weighted average shares outstanding	13,867	13,601

income per share	$0.19	$0.18

Cash dividend declared and paid per share	$0.15	$0.12

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of March 31, 2016 (Restated)	As of December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$388	$233
Accounts receivable, net	68,936	60,044
Prepaid expenses and other current assets	4,623	3,447

Total current assets	73,947	63,724

Property and equipment, net	6,156	6,698
Other assets	1,605	1,548
Deferred tax assets, net	38,722	38,789
Intangible assets, net	18,320	19,231
Goodwill	33,878	33,878

Total assets	$172,628	$163,868

Liabilities and stockholders’ equity:
Current liabilities:
Current portion of long-term debt	$20,500	$—
Accounts payable	17,955	19,693
Accrued salaries and benefits	15,993	18,977
Deferred revenue	2,458	2,217
Other accrued expenses	5,294	3,843

Total current liabilities	62,200	44,730

Long-term debt	—	10,000
Other long-term liabilities	2,798	2,578

Total liabilities	64,998	57,308

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,921 shares issued and 9,004 shares outstanding as of March 31, 2016, and 9,843 shares issued and 8,961 shares outstanding as of December 31, 2015	188	187
Class B common stock, $0.019 par value—12,500 shares authorized; 4,500 shares issued and outstanding as of March 31, 2016, and December 31, 2015	86	86
Additional paid-in capital	77,069	76,569
Treasury stock at cost—917 shares of Class A common stock as of March 31, 2016, and December 31, 2015	(8,331)	(8,331)
Retained earnings	38,618	38,049

Total stockholders’ equity	107,630	106,560

Total liabilities and stockholders’ equity	$172,628	$163,868

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2016 (Restated)	2015
Cash flows from operating activities:
Net income	$2,589	$2,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,792	2,089
Share-based compensation	329	370
Deferred income taxes	67	73
Changes in operating assets and liabilities:
Accounts receivable, net	(8,892)	5,242
Prepaid expenses and other assets	(1,233)	691
Accounts payable	(1,738)	(1,035)
Accrued expenses and other liabilities	(1,072)	(3,606)

Net cash (used in) provided by operating activities	(8,158)	6,229

Cash flows from investing activities:
Purchases of property and equipment	(339)	(251)
Cash paid for acquisition, net of cash acquired	—	(56,657)

Net cash used in investing activities	(339)	(56,908)

Cash flows from financing activities:
Borrowings under credit facility	47,233	72,340
Repayments on credit facility	(36,733)	(45,340)
Proceeds from exercise of stock options	172	127
Dividends paid	(2,020)	(1,561)

Net cash provided by financing activities	8,652	25,566

Net change in cash and cash equivalents	155	(25,113)
Cash and cash equivalents, beginning of period	233	25,819

Cash and cash equivalents, end of period	$388	$706

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$104	$211

Income taxes	$327	$541

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of March 31, 2016, and its results of operations and cash flows for the three months ended March 31, 2016 and 2015, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except share and per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2015 and NCI’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

At March 31, 2016, the adoption of ASU 2015-17 resulted in a decrease of $4,034 thousand in deferred tax assets, net, and a corresponding increase to non-current deferred tax assets, net, in our condensed consolidated balance sheet. The adoption of ASU

2015-17 had no impact on our condensed consolidated statements of income or cash flows for the three-month period ended March

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

3. Embezzlement and Restatement

In January 2017, the Company identified a misappropriation of Company funds by its former controller. The Audit Committee engaged independent legal counsel and forensic consultants to investigate the fraud. The internal investigation was completed in March 2017, and revealed that the former controller had embezzled $19.4 million through a circumvention of controls, which included transfers from the payroll account to his personal account, creating fictitious invoices, and altering bank account statements to conceal the misappropriations. The Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of, or colluded in, the embezzlement of Company funds or that there was any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds. The amounts embezzled were primarily classified as expenses and were included as fringe benefits costs in costs of revenue and selling, general and administrative expenses and was originally allocated to contracts as allowable costs. After discovery of the embezzlement these costs were restated as misappropriation loss, which is an unallowable cost. The Company had sufficient allowable, but previously unbilled costs allocated to its contracts in fiscal years 2010 through 2015 to offset the unallowable costs related to the embezzlement, such that there was no material change in revenue recognized on its cost reimbursable contracts during such periods. During 2016, a portion of the amounts embezzled were recorded on the balance sheet. Accordingly, the Company has restated the Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2016 and 2015, Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2016 and the Condensed Consolidated Balance Sheet as of March 31, 2016, as follows:

	March 31, 2016		March 31, 2015
	As Reported	As Restated	As Reported	As Restated
Statement of Income
Costs of revenue	$69,987	$69,693	$67,602	$66,991
General and administrative expenses	6,129	6,107	6,629	6,575
Misappropriation loss	—	1,541	—	665
Provision for income taxes	2,224	1,743
Net income	$3,333	$2,589

Earnings per share
Basic EPS	$0.25	$0.20
Diluted EPS	$0.24	$0.19

Statement of Cash Flows
Net income	$3,333	$2,589
Prepaid expenses and other assets	(2,458)	(1,233)
Accrued expenses and other liabilities	(591)	(1,072)

	As of March 31, 2016
	As Reported	As Restated
Balance Sheet
Prepaid expenses and other current assets	$5,847	$4,623
Other accrued expenses	5,774	5,294
Retained Earnings	39,362	38,618

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

	Three months ended March 31,
	2016 (Restated)	2015
Net Income	$2,589	$2,405

Weighted average number of basic shares outstanding during the period	13,153	12,968
Effect of dilutive potential common shares	714	633

Weighted average number of diluted shares outstanding during the period	13,867	13,601

Basic earnings per share	$0.20	$0.19

Diluted earnings per share	$0.19	$0.18

5. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts. The following table details accounts receivable at the end of each period:

	As of
	March 31, 2016	December 31, 2015
Billed receivables	$24,732	$23,621
Unbilled receivables:
Amounts billable at end of period	30,146	27,185
Other	14,800	9,980

Total unbilled receivables	44,946	37,165

Total accounts receivable	69,678	60,787
Less: Allowance for doubtful accounts	742	742

Total accounts receivable, net	$68,936	$60,044

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

8. Share-Based Payments

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

10. Computech Acquisition

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

11. Dividends

Our board of directors declared and the Company paid the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 11, 2015	$0.12	February 20, 2015	$1,561	March 13, 2015
February 8, 2016	$0.15	February 26, 2016	$2,020	March 18, 2016

12. Related Party Transactions

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

13. Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward- looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority our revenue; delays performing work under our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and- material type contracts to firm fixed-price type contracts;

•	a reduction in the overall U.S. defense budget, volatility in spending authorizations for defense and intelligence-related programs by the U.S. Federal Government or a shift in spending to programs in areas where we do not currently provide services;

•	delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011; U.S. Federal Governmental shutdowns (such as the shutdown that occurred during the U.S. Federal Government’s 1996 and 2013 fiscal years); and other potential delays in the U.S. Federal Government appropriations process;

•	changes in U.S. Federal Government programs or requirements, including the increased use of small business providers;

•	failure to achieve contract awards in connection with recompetes for present business and/or competition for new business;

•	U.S. Federal Government agencies more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;

•	adverse results of U.S. Federal Government audits of our government contracts;

•	competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances);

•	failure to identify and successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans;

•	economic conditions in the United States, including conditions that result from terrorist activities or war;

•	material changes in policies, laws, or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, and (v) competition for task orders under Government Wide Acquisition Contracts (“GWAC”), agency-specific Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts and/or schedule contracts with the General Services Administration;

•	the U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non- defense related programs;

•	our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize benefits from future deferred tax assets; and

•	risk of contract non-performance or termination.

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, and from time to time in other filings with the SEC, such as our Current Reports on Forms 8-K and Quarterly Reports on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us,” and “our” refer to NCI, Inc., a

Delaware corporation, and, where appropriate, its subsidiaries.

EMBEZZLEMENT AND RESTATEMENT

In this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2016 and 2015. Like the other updated sections of this Form 10-Q/A, where specifically stated, the information in this section is reflective of the Restatement, but no attempt has been made to modify this Item 2 of the Form 10-Q/A, except as required to reflect the effects of the Restatement. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2016 (Restated)	2015 (Restated)	2016 (Restated)	2015 (Restated)
	(in thousands)		(as a percentage of revenue)
Revenue	$83,655	$80,968	100.0%	100.0%
Operating expenses:
Cost of revenue	69,693	66,991	83.3	82.7
General and administrative expenses	6,107	6,575	7.3	8.1
Depreciation and amortization	1,792	2,089	2.1	2.6
Acquisition and integration related expenses	—	230	—	0.2
Misappropriation loss	1,541	665	1.8	0.8

Total operating expenses	79,133	76,550	94.5	94.5

Operating income	4,522	4,418	5.5	5.5
Interest expense, net	190	238	0.2	0.3
Income before income taxes	4,332	4,180	5.3	5.2
Provision for income taxes	1,743	1,775	2.1	2.2
Net income	$2,589	$2,405	3.2%	3.0%

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

Cost of revenue

Cost of revenue for the three months ended March 31, 2016 was $69.7 million, or 83.3% of revenue, compared to $67.0 million, or

82.7% of revenue, for the three months ended March 31, 2015. The increase in cost of revenue was primarily the result of the increased revenue reported for the period.

General and administrative expenses

General and administrative expense decreased 7.1%, or $0.5 million, for the three months ended March 31, 2016, as compared to the same period a year ago. The decrease was primarily due to lower compensation and external service provider costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.8 million and $2.1 million for the quarters ended March 31, 2016 and

2015, respectively. The decrease was primarily due to certain intangible assets becoming fully amortized in Q1 of 2015.

Misappropriation loss

Misappropriation loss for the three months ended March 31, 2016 was $1.5 million compared to $0.7 million for the three months ended March 31, 2015.

These expenses are the result of the embezzlement of Company funds by our former controller. As more fully described in the Explanatory Note to this Form 10-Q/A and Note 3 to the financial statements included in this form 10-Q/A, a recent internal investigation revealed that the Company’s former controller had embezzled approximately $19.4 million from the Company during the period from January 1, 2010 through January 10, 2017. Prior to discovery, the embezzled funds were primarily disguised as payments to the administrator of the Company’s self-insured employee medical benefits plan and were included in the Company’s cost of revenues and general and administrative expenses in its financial statements for the fiscal years ended December 31, 2010 through 2015 and treated as allowable costs allocated to the Company’s federal government contracts during such period. The Company has reclassified such costs for the 2010 through 2016 period to misappropriation loss with appropriate reductions in cost of revenues and general and administrative expenses, and such costs are now treated as unallowable costs for contract revenue recognition. The Company had sufficient allowable, but previously unbilled costs on its contracts during the period from 2010 through 2015 to offset the unallowable costs related to the embezzlement. However, during 2016, a portion of the amounts embezzled were recorded on the balance sheet, and subsequent to discovery of the embezzlement were restated as misappropriation loss.

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

Provision for income taxes

Provision for income taxes was $1.8 million and $1.7 million for the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively. The effective income tax rate for the quarters ended March 31, 2016 and 2015 was approximately 40.3% and 42.5%, respectively. The decrease in the effective income tax rate is due to changes in the blended state income tax rate and state apportionment factors.

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

Item 4. Controls and Procedures

Background to Embezzlement and Misappropriation Loss

On January 23, 2017, the Company announced that it had discovered, based on preliminary findings of an internal investigation, that its controller had been embezzling Company funds.

On the same date, the Company announced the Board of Directors’ conclusion that, as a result of the preliminary information obtained to date in connection with such internal investigation: (i) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the three-months ending March 31, 2016, filed on April 29, 2016; (ii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the three- and six-months ending June 30, 2016, filed on August 1, 2016; and (iii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the three- and nine-months ending September 30, 2016, filed on November 7, 2016, should no longer be relied upon. In addition, the Board of Directors also determined that investors, analysts and other persons should not rely upon management’s report on internal control over financial reporting or the Company’s independent registered public accounting firm’s report on the effectiveness of the Company’s internal control over financial reporting filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

The internal investigation revealed that the Company’s former controller had embezzled approximately $19.4 million from the Company from January 1, 2010 through January 10, 2017. The embezzlement was accomplished by the former controller’s unauthorized transfers of Company funds to the controller’s personal bank accounts using his authority as controller to approve ACH payments from the Company’s payroll account. The former controller was able to conceal the unauthorized transfers by falsifying certain corporate records and Company bank statements and lying to other NCI employees and to the Company’s independent registered public accountants when questioned about the suspicious payments. The Company was unable to confirm any unauthorized transfers of Company funds by the former controller prior to 2010, as the Company’s bank no longer maintains the records necessary to identify the specific beneficiaries of any such remittances. The Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of or colluded in the embezzlement of Company funds or that there was any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds.

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

This Form 10-Q/A reflects the Restatement to reflect the effects of the embezzlement and reclassification of related cost of revenues of general and administrative expenses to misappropriation loss. Additionally, this Form 10-Q/A reflects related restatements of the March 31, 2016 balance sheet and statement of cash flows for the period ended March 31, 2016.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are intended to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our system contains control-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

In the course of preparing the Original Filing, the Company carried out an evaluation, under the supervision and with the participation of the Audit Committee of the Company’s Board of Directors (“Audit Committee”) and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2016, because the material weaknesses described below existed as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. After the date of the Original Filing, our management concluded that the material weaknesses described below existed as of March 31, 2016. The remediation plan noted below was initiated in the first quarter of 2017 and we expect that our remediation efforts, including design, implementation and testing, will continue throughout 2017.

Material Weaknesses

Following the Company’s discovery of the embezzlement of Company funds, as discussed elsewhere in this Form 10-Q/A, in accordance with the internal control reporting requirements of the SEC, our management completed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). The COSO framework summarizes each of the components of a company’s internal control system, including the: (i) control environment; (ii) control activities (process-level controls); (iii) risk assessment; (iv) information and communication; and (v) monitoring activities. The COSO framework defines a “material weakness” as a deficiency, or combination of deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management’s evaluation of our internal control over financial reporting identified material weaknesses resulting from several control deficiencies in the internal control system that allowed the misappropriation of funds and the failure to detect them for an extended period of time.

Management identified the following material weaknesses:

1.	Control Environment. We did not maintain an effective control environment that fully emphasized the establishment of adherence to effective internal controls over financial reporting throughout the Company’s management. We did not give sufficient consideration to the risk of management override of internal controls. The Company had not ensured that certain of the accounting personnel were adequately trained to properly execute critical internal controls.

2.	Control Activities. We did not have control activities that were designed and operating effectively. The Company did not establish adequate controls over its banking relationship and the use of the electronic payment system provided by our bank. The Company did not maintain sufficient segregation of duties with respect to certain activities of its former controller, the Human Resources Department, and the Payroll Department. The Company did not maintain adequate monitoring and oversight of the work performed by the former controller, specifically in performing balance sheet reconciliations and reviews in order to prevent or detect management override of controls and the resulting misappropriation of assets by the former controller. The Company’s Financial Planning and Analysis and Human Resources Departments failed to coordinate their activities with respect to monitoring the expense of the self-insured employee medical benefits plan until the fraudulent payments were identified in January 2017.

3.	Risk Assessment. We did not have an effective risk assessment process. Our former controller managed the activity of documenting our processes and the related internal controls, the fraud risk assessments and scoping of management’s testing of the internal control over financial reporting. The resulting documentation of our processes and internal control was incomplete and contributed to failures in evaluating and testing the effectiveness of the Company’s internal controls over financial reporting.

4.	Information and Communication. We did not adequately communicate to all employees of the organization information regarding the importance of internal controls over financial reporting and employees’ duties and responsibilities, including segregation of duties.

5.	Monitoring Activities. We did not maintain effective monitoring controls related to the evaluation and testing of our internal controls over financial reporting. The external accounting consultants engaged by the Audit Committee failed to identify the material weaknesses in the Company’s internal controls over financial reporting.

Remediation Plan

Immediately upon learning of the embezzlement, the Audit Committee engaged a team of investigators and forensic accountants to fully investigate such matter to confirm the extent of the fraudulent actions. As stated elsewhere in this Form 10-Q/A, based on its internal investigation, the Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of or colluded in the embezzlement of Company funds and the Company found no evidence of any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds.

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

PART II

OTHER INFORMATION

Item 6. Exhibits

Number	Description

2.1	Stock Purchase Agreement among NCIIS, the Sellers named therein, the Phantom Stock Holders named therein and Computech, Inc., dated as of December 24, 2014, (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on December 29, 2014).

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2	Bylaws of the Registrant (incorporated herein by reference from Exhibit 3.2 to registrant’s registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on July 29, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Proxy Statement on Form DEF 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on June 12, 2009).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: April 21, 2017	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and
Treasurer
(Principal Financial Officer) (Principal Accounting Officer)