Form 10-Q/A
period 2016-06-30
NCI, Inc.
filed 2017-04-21
CIK 1334478

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

As of April 10, 2017, there were 9,038,897 shares outstanding of the registrant’s Class A common stock and 4,500,000 shares outstanding of the registrant’s Class B common stock. Shares of the Class B common stock are convertible on a one-for-one basis into shares of Class A common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the NCI, Inc. (the “Company”) Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 previously filed on July 29, 2016 (the “Original Filing”). The Company is filing this Form 10-Q/A to restate its unaudited consolidated financial statements, financial data and related disclosures as of and for the three- and six-month periods ended June 30, 2016 and 2015 to give effect to the embezzlement of Company funds by the Company’s former controller, as discussed below, and the reclassification of related cost of revenues and general and administrative expenses to misappropriation loss in connection therewith.

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

As discussed in Note 3 to the financial statements included in this Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements for the three- and six-month periods ended June 30, 2016 and 2015 to give effect to the embezzlement and reclassification of related cost of revenues and general and administrative expenses to misappropriation loss.

The effects of the restatement of the unaudited consolidated financial statements as of and for the three- and six-month periods ended June 30, 2016 and 2015 are as follows (the “Restatement”):

	Three Months Ended,		Three Months Ended,		Six Months Ended,		Six Months Ended,
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statements of Income
Costs of revenue	$67,921	$67,682	$71,553	$70,898	$137,908	$137,376	$139,155	137,889
General and administrative expenses	6,812	6,793	6,866	6,807	12,941	12,900	13,495	13,382
Misappropriation loss	—	1,369	—	714	—	2,909	—	1,379
Provision for income taxes	2,100	1,666			4,324	3,410
Net income	$3,230	$2,553			$6,563	$5,141
Earnings per share
Basic EPS	$0.25	$0.19			$0.50	$0.39
Diluted EPS	$0.23	$0.18			$0.47	$0.37

Statements of Cash Flows
Net income					$6,563	$5,141
Prepaid expenses and other assets					(1,462)	790
Accrued expenses and other liabilities					(1,779)	(2,609)

	As of June 30, 2016
	As Reported	As Restated
Balance Sheet
Prepaid expenses and other current assets	$4,932	$2,682
Accrued salaries and benefits	15,928	16,015
Other accrued expenses	4,985	4,070
Retained Earnings	42,592	41,170

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

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016 (Restated)	2015 (Restated)	2016 (Restated)	2015 (Restated)
Revenue	$81,900	$85,799	$165,555	$166,767

Operating expenses:
Cost of revenue	67,682	70,898	137,376	137,889
General and administrative expenses	6,793	6,807	12,900	13,382
Depreciation and amortization	1,684	1,892	3,476	3,981
Acquisition and integration related expenses	—	192	—	422
Misappropriation loss	1,369	714	2,909	1,379

Total operating expenses	77,528	80,503	156,661	157,053

Operating income	4,372	5,296	8,894	9,714
Interest expense, net	153	221	343	459

Income before income taxes	4,219	5,075	8,551	9,255
Provision for income taxes	1,666	2,029	3,410	3,804

Net income	$2,553	$3,046	$5,141	$5,451

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,184	13,013	13,169	12,991
Net income per share	$0.19	$0.23	$0.39	$0.42

Diluted:
Weighted average shares outstanding	13,858	13,603	13,847	13,604

Net income per share	$0.18	$0.22	$0.37	$0.40

Cash dividend declared and paid per share	—	—	$0.15	$0.12

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of June 30, 2016 (Restated)	As of December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$138	$233
Accounts receivable, net	54,398	60,044
Prepaid expenses and other current assets	2,682	3,447

Total current assets	57,218	63,724
Property and equipment, net	5,870	6,698
Other assets	1,523	1,548
Deferred tax assets, net	38,722	38,789
Intangible assets, net	17,410	19,231
Goodwill	33,878	33,878

Total assets	$154,621	$163,868

Liabilities and stockholders’ equity:
Current liabilities:
Current portion of long-term debt	$7,107	$—
Accounts payable	12,112	19,693
Accrued salaries and benefits	16,015	18,977
Deferred revenue	2,285	2,217
Other accrued expenses	4,070	3,843

Total current liabilities	41,589	44,730

Long-term debt	—	10,000
Other long-term liabilities	2,636	2,578

Total liabilities	44,225	57,308

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,921 shares issued and 9,004 shares outstanding as of June 30, 2016, and 9,843 shares issued and 8,961 shares outstanding as of December 31, 2015	188	187
Class B common stock, $0.019 par value—12,500 shares authorized; 4,500 shares issued and outstanding as of June 30, 2016 and December 31, 2015	86	86
Additional paid-in capital	77,283	76,569
Treasury stock at cost—917 shares of Class A common stock as of June 30, 2016 and December 31, 2015	(8,331)	(8,331)
Retained earnings	41,170	38,049

Total stockholders’ equity	110,396	106,560

Total liabilities and stockholders’ equity	$154,621	$163,868

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2016 (Restated)	2015
Cash flows from operating activities:
Net income	$5,141	$5,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,476	3,981
Share-based compensation	543	696
Deferred income taxes	67	73
Changes in operating assets and liabilities:
Accounts receivable, net	5,646	1,254
Prepaid expenses and other assets	790	2,682
Accounts payable	(7,581)	2,386
Accrued expenses and other liabilities	(2,609)	(2,546)

Net cash provided by operating activities	5,473	13,977

Cash flows from investing activities:
Purchases of property and equipment	(827)	(849)
Cash paid for acquisition, net of cash acquired	—	(56,657)

Net cash used in investing activities	(827)	(57,506)

Cash flows from financing activities:
Borrowings under credit facility	91,636	106,975
Repayments on credit facility	(94,529)	(87,475)
Proceeds from exercise of stock options	172	217
Repurchase of stock awards	—	(39)
Dividends paid	(2,020)	(1,561)

Net cash (used in) provided by financing activities	(4,741)	18,117

Net change in cash and cash equivalents	(95)	(25,412)
Cash and cash equivalents, beginning of period	233	25,819

Cash and cash equivalents, end of period	$138	$407

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$263	$414

Income taxes	$3,010	$2,333

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of June 30, 2016, and its results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2015 and NCI’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

3. Embezzlement and Restatement

In January 2017, the Company identified a misappropriation of Company funds by its former controller. The Audit Committee engaged independent legal counsel and forensic consultants to investigate the fraud. The internal investigation was completed in March 2017, and revealed that the former controller had embezzled $19.4 million through a circumvention of controls, which included transfers from the payroll account to his personal account, creating fictitious invoices, and altering bank account statements to conceal the misappropriations. The Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of, or colluded in, the embezzlement of Company funds or that there was any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds. The amounts embezzled were primarily classified as expenses and were included as fringe benefits costs in costs of revenue and selling, general and administrative expenses and was originally allocated to contracts as allowable costs. After discovery of the embezzlement these costs were restated as misappropriation loss, which is an unallowable cost. The Company had sufficient allowable, but previously unbilled costs allocated to its contracts in fiscal years 2010 through 2015 to offset the unallowable costs related to the embezzlement, such that there was no material change in revenue recognized on its cost reimbursable contracts during such periods. During 2016, a portion of the amounts embezzled were recorded on the balance sheet. Accordingly, the Company has restated the Condensed Consolidated Statements of Income for the three-and six-month periods ended June 30, 2016 and 2015, Condensed Consolidated Statements of Cash Flows for the six-month period ended June 30, 2016 and the Condensed Consolidated Balance Sheet as of June 30, 2016, as follows:

	Three Months Ended,		Three Months Ended,		Six Months Ended,		Six Months Ended,
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statements of Income
Costs of revenue	$67,921	$67,682	$71,553	$70,898	$137,908	$137,376	$139,155	$137,889
General and administrative expenses	6,812	6,793	6,866	6,807	12,941	12,900	13,495	13,382
Misappropriation loss	—	1,369	—	714	—	2,909	—	1,379
Provision for income taxes	2,100	1,666			4,324	3,410
Net income	$3,230	$2,553			$6,563	$5,141

Earnings per share
Basic EPS	$0.25	$0.19			$0.50	$0.39
Diluted EPS	$0.23	$0.18			$0.47	$0.37

Statements of Cash Flows
Net income					$6,563	$5,141
Prepaid expenses and other assets					(1,462)	790
Accrued expenses and other liabilities					(1,779)	(2,609)

	As of June 30, 2016
	As Reported	As Restated
Balance Sheet
Prepaid expenses and other current assets	$4,932	$2,682
Accrued salaries and benefits	15,928	16,015
Other accrued expenses	4,985	4,070
Retained Earnings	42,592	41,170

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

	Three months ended June 30,		Six months ended June 30,
	2016 (Restated)	2015	2016 (Restated)	2015
Net income	$2,553	$3,046	$5,141	$5,451

Weighted average number of basic shares outstanding during the period	13,184	13,013	13,169	12,991
Dilutive effect of stock options and restricted stock after application of treasury stock method	674	591	678	614

Weighted average number of diluted shares outstanding during the period	13,858	13,603	13,847	13,604

Basic earnings per share	$0.19	$0.23	$0.39	$0.42

Diluted earnings per share	$0.18	$0.22	$0.37	$0.40

5. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts. The following table details accounts receivable at the end of each period:

	As of
	June 30, 2016	December 31, 2015
Billed receivables	$21,499	$23,621
Unbilled receivables:
Amounts billable at end of period	26,480	27,185
Other	7,161	9,980

Total unbilled receivables	33,641	37,165

Total accounts receivable	55,140	60,786
Less: Allowance for doubtful accounts	742	742

Total accounts receivable, net	$54,398	$60,044

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

8. Share-Based Payments

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority of our revenue; delays performing work under our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts;

•	a reduction in the overall U.S. defense budget, volatility in spending authorizations for defense and intelligence-related programs by the U.S. Federal Government or a shift in spending to programs in areas where we do not currently provide services;

•	delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011; U.S. Federal Governmental shutdowns (such as the shutdowns that occurred during the U.S. Federal Government’s 1996 and 2013 fiscal years); and other potential delays in the U.S. Federal Government appropriations process;

•	changes in U.S. Federal Government programs or requirements, including the increased use of small business providers;

•	failure to achieve contract awards in connection with recompetes for present business and/or competition for new business;

•	U.S. Federal Government agencies more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;

•	adverse results of U.S. Federal Government audits of our government contracts;

•	competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances);

•	failure to identify and successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans;

•	economic conditions in the U.S., including conditions that result from terrorist activities or war;

•	material changes in policies, laws, or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, and (v) competition for task orders under Government Wide Acquisition Contracts (“GWAC”), agency-specific Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts and/or schedule contracts with the General Services Administration;

•	the U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs;

•	our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize benefits from future deferred tax assets; and

•	risk of contract non-performance or termination.

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”), and from time to time in other filings with the SEC, such as our Current Reports on Forms 8-K and Quarterly Reports on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us,” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

EMBEZZLEMENT AND RESTATEMENT

In this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2016 and 2015. Like the other updated sections of this Form 10-Q/A, where specifically stated, the information in this section is reflective of the Restatement, but no attempt has been made to modify this Item 2 of the Form 10-Q/A, except as required to reflect the effects of the Restatement. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2016 (Restated)	2015 (Restated)	2016 (Restated)	2015 (Restated)
	(in thousands)		(as a percentage of revenue)
Revenue	$81,900	$85,799	100.0%	100.0%
Operating expenses:
Cost of revenue	67,682	70,898	82.6	82.6
General and administrative expenses	6,793	6,807	8.3	7.9
Depreciation and amortization	1,684	1,892	2.0	2.2
Acquisition and integration related expenses	—	192	—	0.2
Misappropriation loss	1,369	714	1.7	0.8

Total operating expenses	77,528	80,503	94.6	93.8

Operating income	4,372	5,296	5.4	6.2
Interest expense, net	153	221	0.2	0.3

Income before income taxes	4,219	5,075	5.2	5.9
Provision for income taxes	1,666	2,029	2.0	2.4

Net income	$2,553	$3,046	3.2%	3.5%

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

Cost of revenue

Cost of revenue for the three months ended June 30, 2016 was $67.7 million, or 82.6% of revenue, compared to $70.9 million, or 82.6% of revenue, for the three months ended June 30, 2015. The decrease in cost of revenue was primarily the result of the greater contribution of direct labor and more efficient absorption of indirect costs for the period.

General and administrative expenses

General and administrative expenses decreased 0.2%, or $0.01 million, for the three months ended June 30, 2016, as compared to the same period a year ago. The decrease was primarily due to lower indirect labor costs, more efficient allocation of business development expenses, lower executive compensation costs, and decreased stock compensation expense, partially offset by an increase in external strategic consulting costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.7 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively. The decrease was primarily due to certain fixed assets becoming fully depreciated in the beginning of the second quarter of 2016.

Misappropriation loss

Misappropriation loss for the three months ended June 30, 2016 was $1.4 million compared to $0.7 million for the three months ended June 30, 2015.

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

Provision for income taxes

Provision for income taxes decreased by $0.4 million in the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This decrease was due to a decrease in operating income for the period ended June 30, 2016 and a slightly lower effective income tax rate. The effective income tax rate for the quarters ended June 30, 2016 and 2015 was approximately 39.5% and 40.0%, respectively. The decrease in the effective income tax rate is due to changes in the blended state income tax rate and state apportionment factors.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2016	2015	2016	2015
	(Restated)	(Restated)	(Restated)	(Restated)
	(in thousands)		(as a percentage of revenue)
Revenue	$165,555	$166,767	100.0%	100.0%

Operating expenses:
Cost of revenue	137,376	137,889	83.0	82.7
General and administrative expenses	12,900	13,882	7.8	8.0
Depreciation and amortization	3,476	3,981	2.1	2.4
Acquisition and integration related expenses	—	422	0.0	0.3
Misappropriation loss	2,909	1,379	1.8	0.8

Total operating expenses	156,661	157,053	94.6	94.2

Operating income	8,894	9,714	5.4	5.8
Interest expense, net	343	459	0.2	0.3

Income before income taxes	8,551	9,255	5.2	5.5
Provision for income taxes	3,410	3,804	2.1	2.3

Net income	$5,141	$5,451	3.1%	3.2%

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

Cost of revenue

Cost of revenue decreased 0.4% or $0.5 million from $137.9 million to $137.4 million, for the six months ended June 30, 2016, as compared to the same period a year ago. This decrease was primarily the result of reduced hardware, software and subcontractor costs, offset by an increase in direct labor costs. Cost of revenue represented 83.0% of revenue for the six months ended June 30, 2016, as compared to 82.7% for the six months ended June 30, 2015. This decrease was primarily the result of the greater contribution of direct labor and more efficient absorption of indirect costs.

General and administrative expenses

General and administrative expenses decreased 7.1%, or $1.0 million, for the six months ended June 30, 2016, as compared to the same period a year ago. The decrease was primarily due to lower indirect labor costs, more efficient allocation of business development expenses, lower executive compensation costs, and decreased stock compensation expense, partially offset by an increase in external strategic consulting costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $3.5 and $4.0 million for the six months ended June 30, 2016 and 2015, respectively. The decrease was primarily due to certain intangible assets becoming fully amortized in the second quarter of 2015 and due to certain fixed assets becoming fully depreciated in the beginning of the second quarter of 2016.

Misappropriation loss

Misappropriation loss for the six months ended June 30, 2016 was $2.9 million compared to $1.4 million for the six months ended June 30, 2015.

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

Provision for income taxes

For the six months ended June 30, 2016, the provision for income taxes decreased to $3.4 million from $3.8 million in the same period a year ago, due to decreased pretax income on a lower effective tax rate. The effective income tax rate for the six months ended June 30, 2016 was approximately 39.9% as compared to an effective income tax rate of 41.1% for the six months ended June 30, 2015. The lower effective income tax rate for the six months ended June 30, 2016 was the result of a decrease in the blended state income tax rate from our current state revenue allocation for the six months ended June 30, 2016 and 2015.

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

This Form 10-Q/A reflects the Restatement to reflect the effects of the embezzlement and reclassification of related cost of revenues of general and administrative expenses to misappropriation loss. Additionally, this Form 10-Q/A reflects related restatements of the June 30, 2016 balance sheet and statement of cash flows for the period ended June 30, 2016.

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

In the course of preparing the Original Filing, the Company carried out an evaluation, under the supervision and with the participation of the Audit Committee of the Company’s Board of Directors (“Audit Committee”) and the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e). Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2016, because the material weaknesses described below existed as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. After the date of the Original Filing, our management concluded that the material weaknesses described below existed as of June 30, 2016. The remediation plan noted below was initiated in the first quarter of 2017 and we expect that our remediation efforts, including design, implementation and testing, will continue throughout 2017.

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