Form 10-Q/A
period 2016-09-30
NCI, Inc.
filed 2017-04-21
CIK 1334478

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

As of April 10, 2017, there were 9,038,897 shares outstanding of the registrant’s Class A common stock and 4,500,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into shares of the registrant’s Class A common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the NCI, Inc. (the “Company”) Quarterly Report on Form 10-Q (the “Form 10-Q/A”) amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 previously filed on November 4, 2016 (the “Original Filing”). The Company is filing this Form 10-Q/A to restate its unaudited consolidated financial statements, financial data and related disclosures as of and for the three- and nine-month periods ended September 30, 2016 and 2015 to give effect to the embezzlement of Company funds by the Company’s former controller, as discussed below, and the reclassification of related cost of revenues and general and administrative expenses to misappropriation loss in connection therewith.

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

The Company previously announced on January 23, 2017, that the unaudited interim financial statements for the nine-month period ended September 30, 2016 contain material errors related to the embezzlement. As discussed in Note 3 to the financial statements included in this Form 10-Q/A, we have restated our previously issued unaudited consolidated financial statements for the three- and nine-month periods ended September 30, 2016 and 2015 to give effect to the embezzlement and reclassification of related cost of revenues and general and administrative expenses to misappropriation loss.

The effects of the restatement of the unaudited consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows (the “Restatement”):

	Three Months Ended,		Three Months Ended,		Nine Months Ended,		Nine Months Ended,
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statements of Income
Revenue	$79,753	$79,394			$245,308	$244,949
Costs of revenue	66,305	65,280	$68,677	$68,005	204,213	202,655	$207,832	$205,894
General and administrative expenses	6,434	6,356	6,445	6,390	19,375	19,257	19,941	19,772
Misappropriation loss	—	931	—	727	—	3,840	—	2,107
Provision for income taxes	1,882	1,717			6,206	5,126

Net income	$3,261	$3,239			$9,824	$8,381
Earnings per share
Basic EPS	$0.25	$0.25			$0.75	$0.64
Diluted EPS	$0.24	$0.23			$0.71	$0.60

Statements of Cash Flows
Net income					$9,824	$8,381
Prepaid expenses and other assets					(509)	1,562
Accrued expenses and other liabilities					(504)	(1,132)

	As of September 30, 2016
	As Reported	As Restated
Balance Sheet
Prepaid expenses and other current assets	$3,979	$1,908
Accrued salaries and benefits	17,613	17,707
Deferred Revenue	2,312	2,670
Other accrued expenses	4,563	3,483
Retained Earnings	45,853	44,410

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

NCI, INC.

PART 1

UNAUDITED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016 (Restated)	2015 (Restated)	2016 (Restated)	2015 (Restated)
Revenue	$79,394	$82,310	$244,949	$249,077
Operating expenses:
Cost of revenue	65,280	68,005	202,655	205,894
General and administrative expenses	6,356	6,390	19,257	19,772
Depreciation and amortization	1,737	1,794	5,213	5,774
Acquisition and integration related expenses	—	6	—	428
Misappropriation loss	931	727	3,840	2,107

Total operating expenses	74,304	76,922	230,965	233,975

Operating income	5,090	5,388	13,984	15,102
Interest expense, net	134	204	477	662

Income before income taxes	4,956	5,184	13,507	14,440
Provision for income taxes	1,717	2,013	5,126	5,818

Net income	$3,239	$3,171	$8,381	$8,622

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,201	13,029	13,180	13,004
Net income per share	$0.25	$0.24	$0.64	$0.66

Diluted:
Weighted average shares outstanding	13,857	13,697	13,863	13,659
Net income per share	$0.23	$0.23	$0.60	$0.63

Cash dividend declared and paid per share	$—	$—	$0.15	$0.12

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of September 30, 2016 (Restated)	As of December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$244	$233
Accounts receivable, net	53,332	60,044
Prepaid expenses and other current assets	1,908	3,447

Total current assets	55,484	63,724
Property and equipment, net	6,338	6,698
Other assets	1,525	1,548
Deferred tax assets, net	38,066	38,789
Intangible assets, net	16,498	19,231
Goodwill	33,878	33,878

Total assets	$151,789	$163,868

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	11,226	19,693
Accrued salaries and benefits	17,707	18,977
Deferred revenue	2,670	2,217
Other accrued expenses	3,483	3,843

Total current liabilities	35,086	44,730

Long-term debt	—	10,000
Other long-term liabilities	2,622	2,578

Total liabilities	37,708	57,308

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,952 shares issued and 9,035 shares outstanding as of September 30, 2016, and 9,843 shares issued and 8,961 shares outstanding as of December 31, 2015	189	187
Class B common stock, $0.019 par value—12,500 shares authorized; 4,500 shares issued and outstanding as of September 30, 2016, and December 31, 2015	86	86
Additional paid-in capital	77,727	76,569
Treasury stock at cost—917 shares of Class A common stock as of September 30, 2016, and December 31, 2015	(8,331)	(8,331)
Retained earnings	44,410	38,049

Total stockholders’ equity	114,081	106,560

Total liabilities and stockholders’ equity	$151,789	$163,868

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2016 (Restated)	2015
Cash flows from operating activities:
Net income	$8,381	$8,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,213	5,774
Share-based compensation	769	1,036
Deferred income taxes	723	228
Changes in operating assets and liabilities:
Accounts receivable, net	6,712	5,421
Prepaid expenses and other assets	1,562	3,893
Accounts payable	(8,467)	(1,387)
Accrued expenses and other liabilities	(1,132)	(1,105)

Net cash provided by operating activities	13,761	22,482

Cash flows from investing activities:
Purchases of property and equipment	(2,121)	(1,537)
Cash paid for acquisition, net of cash acquired	—	(56,657)

Net cash used in investing activities	(2,121)	(58,194)

Cash flows from financing activities:
Borrowings under credit facility	126,303	146,395
Repayments on credit facility	(136,303)	(135,099)
Proceeds from exercise of stock options	391	235
Repurchase of stock awards	—	(53)
Dividends paid	(2,020)	(1,561)

Net cash (used in) provided by financing activities	(11,629)	9,917

Net change in cash and cash equivalents	11	(25,795)
Cash and cash equivalents, beginning of period	233	25,819

Cash and cash equivalents, end of period	$244	$24

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$372	$588

Income taxes	$4,670	$2,871

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (collectively “NCI” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the U. S. Securities and Exchange Commission (the “SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of September 30, 2016, and its results of operations for the three and nine months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, which consists of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2015 and NCI’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

2. Business Overview

NCI is a leading provider of enterprise solutions and services to U.S. defense, intelligence, health care and civilian government agencies. The Company has the expertise and proven track record to solve its customers’ most important and complex mission challenges through technology and innovation. NCI’s team of highly skilled professionals focuses on delivering cost-effective solutions and services in the areas of agile software application and systems development/integration; cybersecurity and information assurance; engineering and logistics support; enterprise information management and advanced analytics; cloud computing and IT infrastructure optimization; health IT and medical support; IT service management; and modeling, simulation and training. Headquartered in Reston, Virginia, NCI has approximately 2,000 employees operating at more than 100 locations worldwide. The majority of the Company’s revenue is derived from contracts with the U.S. Federal Government, directly as a prime contractor or as a subcontractor. The Company primarily conducts business throughout the U.S. The Company reports operating results and financial data as one reportable segment.

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

3. Embezzlement and Restatement

In January 2017, the Company identified a misappropriation of Company funds by its former controller. The Audit Committee engaged independent legal counsel and forensic consultants to investigate the fraud. The internal investigation was completed in March 2017, and revealed that the former controller had embezzled $19.4 million through a circumvention of controls, which included transfers from the payroll account to his personal account, creating fictitious invoices, and altering bank account statements to conceal the misappropriations. The Company believes that the former controller acted alone and found no evidence that any other NCI employee was aware of, or colluded in, the embezzlement of Company funds or that there was any unlawful activity apart from that associated with the former controller’s embezzlement of Company funds. The amounts embezzled were primarily classified as expenses and were included as fringe benefits costs in costs of revenue and selling, general and administrative expenses and was originally allocated to contracts as allowable costs. After discovery of the embezzlement these costs were restated as misappropriation loss, which is an unallowable cost. The Company had sufficient allowable, but previously unbilled costs allocated to its contracts in fiscal years 2010 through 2015 to offset the unallowable costs related to the embezzlement, such that there was no material change in revenue recognized on its cost reimbursable contracts during such periods. However, during 2016, the Company recorded revenue on certain cost reimbursable contracts in which there was insufficient allowable, but previously unbilled costs allocated to its contracts to offset the unallowable costs related to the embezzlement, such that there was a change in revenue recognized. In addition, during 2016, a portion of the amounts embezzled were recorded on the balance sheet. Accordingly, the Company has restated the Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2016 and 2015, Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2016 and the Condensed Consolidated Balance Sheet as of September 30, 2016, as follows:

	Three Months Ended,		Three Months Ended,		Nine Months Ended,		Nine Months Ended,
	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statements of Income
Revenue	$79,753	$79,394			$245,308	$244,949
Costs of revenue	66,305	65,280	$68,677	$68,005	204,213	202,655	$207,832	$205,894
General and administrative expenses	6,434	6,356	6,445	6,390	19,375	19,257	19,941	19,772
Misappropriation loss	-	931	-	727	-	3,840	-	2,107
Provision for income taxes	1,882	1,717			6,206	5,126
Net income	$3,261	$3,239			$9,824	$8,381

Earnings per share
Basic EPS	$0.25	$0.25			$0.75	$0.64
Diluted EPS	$0.24	$0.23			$0.71	$0.60

Statements of Cash Flows
Net income					$9,824	$8,381
Prepaid expenses and other assets					(509)	1,562
Accrued expenses and other liabilities					(504)	(1,132)

	As of September 30, 2016
	As Reported	As Restated
Balance Sheet
Prepaid expenses and other current assets	$3,979	$1,908
Accrued salaries and benefits	17,613	17,707
Deferred Revenue	2,312	2,670
Other accrued expenses	4,563	3,483
Retained Earnings	45,853	44,410

4. Earnings Per Share

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

	Three months ended September 30,		Nine months ended September 30,
	2016 (Restated)	2015	2016 (Restated)	2015
Net income	$3,239	$3,171	$8,381	$8,622

Weighted average number of basic shares outstanding during the period	13,201	13,029	13,180	13,004
Dilutive effect of stock options and restricted stock after application of treasury stock method	656	668	683	655

Weighted average number of diluted shares outstanding during the period	13,857	13,697	13,863	13,659

Basic earnings per share	$0.25	$0.24	$0.64	$0.66

Diluted earnings per share	$0.23	$0.23	$0.60	$0.63

5. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts. The following table details accounts receivable at the end of each period:

	As of
	September 30, 2016	December 31, 2015
Billed receivables	$22,762	$23,621
Unbilled receivables:
Amounts billable at end of period	26,295	27,185
Other	5,017	9,980

Total unbilled receivables	31,312	37,165

Total accounts receivable	54,074	60,787
Less: Allowance for doubtful accounts	742	742

Total accounts receivable, net	$53,332	$60,044

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

8. Share-Based Payments

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

12. Related Party Transactions

The Company purchases services under a subcontract from Renegade Technology Systems, Inc., which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, Chairman of the Board of Directors. For the three months ended September 30, 2016 and 2015, the expense incurred under this agreement was approximately $298,000 and $177,000, respectively. For the nine months ended September 30, 2016 and 2015, the expense incurred under this agreement was approximately $656,000 and $525,000, respectively. As of September 30, 2016, and 2015, outstanding amounts due to Renegade Technology Systems, Inc. under this agreement were $103,150 and $51,137, respectively.

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

14. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used anywhere in this Quarterly Report on Form 10-Q/A, the words “expect”, “believe”, “anticipate”, “estimate”, “intend”, “plan”, and similar expressions are intended to identify forward looking statements. These statements reflect our current views with respect to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results or performance to differ materially from those expressed or implied by these forward- looking statements. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

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

EMBEZZLEMENT AND RESTATEMENT

In this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2016 and 2015. Like the other updated sections of this Form 10-Q/A, where specifically stated, the information in this section is reflective of the Restatement, but no attempt has been made to modify this Item 2 of the Form 10-Q/A, except as required to reflect the effects of the Restatement. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended September 30,		Nine months ended September 30,
	2016 (Restated)	2015	2016 (Restated)	2015
Revenue derived from prime contracts	92%	92%	93%	92%

Customer Group Revenue

The following table shows our revenue from the customer groups listed as a percentage of total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2016 (Restated)	2015	2016 (Restated)	2015
Department of Defense and intelligence agencies	63%	59%	63%	60%
U.S. Federal civilian agencies	37%	41%	37%	40%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended September 30,		Nine months ended September 30,
	2016 (Restated)	2015	2016 (Restated)	2015
Time-and-materials	17%	23%	17%	23%
Cost-plus fee	63%	49%	60%	48%
Firm fixed-price	20%	28%	23%	29%

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

We define backlog as our estimate of the remaining future revenue from existing signed contracts over the remaining base contract performance period and from the option periods of those contracts that we believe are more likely than not to be exercised. Our backlog does not include any estimate of future potential delivery orders that might be awarded under our GWAC, agency-specific IDIQ, or other multiple-award contract vehicles. We define funded backlog as the portion of backlog for which funding currently is appropriated and obligated to us under a contract or other authorization for payment signed by an authorized purchasing agency, less the amount of revenue we have previously recognized. Our funded backlog does not represent the full potential value of our contracts, as Congress often appropriates funds for a particular program or agency on a quarterly or yearly basis, even though the contract may provide for the provision of services over a number of years. We define our unfunded backlog, which is not included above, as the total backlog less the funded backlog. Unfunded backlog includes values for contract options that have been priced but not yet funded. Additional information on how we determine backlog is included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended September 30,
	2016 (Restated)	2015 (Restated)	2016 (Restated)	2015 (Restated)
	(in thousands)		(as a percentage of revenue)
Revenue	$79,394	$82,310	100.0%	100.0%
Operating expenses:
Cost of revenue	65,280	68,055	82.2	82.6
General and administrative expenses	6,356	6,390	8.0	7.8
Depreciation and amortization	1,737	1,794	2.2	2.2
Acquisition and integration related expenses	—	6	—	0.0
Misappropriation loss	931	727	1.2	0.9

Total operating expenses	74,304	76,922	93.6	93.5

Operating income	5,090	5,388	6.4	6.5
Interest expense, net	134	204	0.2	0.2

Income before income taxes	4,956	5,184	6.2	6.3
Provision for income taxes	1,717	2,013	2.1	2.4

Net income	$3,239	$3,171	4.1%	3.9%

Revenue

For the three months ended September 30, 2016, revenue decreased by 3.5%, or $2.9 million, over the same period a year ago. The decrease was due mostly to completed contracts, and reductions in staffing and scope of work on certain contracts, partially offset by higher revenues derived under the expanded PEO Soldier program, CNOSS program, and other new contract awards in the past year.

NCI’s PEO Soldier program accounted for $12.7 million, or 16.0% of revenue, in the third quarter of 2016, up $5.4 million from $7.3 million, or 8.9% of revenue, in the third quarter of 2015. NCI’s CNOSS program accounted for $9.9 million, or 12.5% of revenue, in the third quarter of 2016, up $4.5 million from $5.4 million, or 6.6% of revenue, in the third quarter of 2015.

Cost of revenue

Cost of revenue for the three months ended September 30, 2016 was $65.3 million, or 82.2% of revenue, compared to $68.0 million, or 82.6% of revenue, for the three months ended September 30, 2015. The decrease in cost of revenue was primarily the result of lower subcontractor and materials costs, partially offset by higher direct labor and an increase in indirect costs for the period.

General and administrative expenses

General and administrative expenses decreased 0.5%, for the three months ended September 30, 2016, as compared to the same period a year ago. The decrease was primarily due to decreased stock compensation expense.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.7 million and $1.8 million for the three months ended September 30, 2016 and 2015, respectively. The decrease was primarily due to certain fixed assets becoming fully depreciated in the beginning of the third quarter of 2016.

Misappropriation loss

Misappropriation loss for the three months ended September 30, 2016 was $0.9 million compared to $0.7 million for the three months ended September 30, 2015.

These expenses are the result of the embezzlement of Company funds by our former controller. As more fully described in the Explanatory Note to this Form 10-Q/A and Note 3 to the financial statements included in this Form 10-Q/A, a recent internal investigation revealed that the Company’s former controller had embezzled approximately $19.4 million from the Company during the period from January 1, 2010 through January 10, 2017. Prior to discovery, the embezzled funds were primarily disguised as payments to the administrator of the Company’s self-insured employee medical benefits plan and were included in the Company’s cost of revenues and general and administrative expenses in its financial statements for the fiscal years ended December 31, 2010 through 2015 and treated as allowable costs allocated to the Company’s federal government contracts during such period. The Company has reclassified such costs for the 2010 through 2016 period to misappropriation loss with appropriate reductions in cost of revenues and general and administrative expenses, and such costs are now treated as unallowable costs for contract revenue recognition. The Company had sufficient allowable, but previously unbilled costs on its contracts during the period from 2010 through 2015 to offset the unallowable costs related to the embezzlement. However, during 2016, the Company recorded revenue on certain cost reimbursable contracts in which there was insufficient allowable, but previously unbilled costs allocated to its contracts to offset the unallowable costs related to the embezzlement, such that there was a change in revenue recognized. Additionally, during 2016, a portion of the amounts embezzled were recorded on the balance sheet, and subsequent to discovery of the embezzlement were restated as misappropriation loss.

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

Provision for income taxes

Provision for income taxes decreased by $0.3 million in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The effective income tax rate for the quarters ended September 30, 2016 and 2015 was approximately 34.7% and 38.8%, respectively. The decrease in the effective income tax rate was due to a discrete item in the quarter for the period ended September 30, 2016 related to a corporate tax structure reorganization.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Nine months ended September 30,
	2016 (Restated)	2015 (Restated)	2016 (Restated)	2015 (Restated)
	(in thousands)		(as a percentage of revenue)
Revenue	$244,949	$249,077	100.0%	100.0%
Operating expenses:
Cost of revenue	202,655	205,894	82.7	82.7
General and administrative expenses	19,257	19,772	7.9	7.9
Depreciation and amortization	5,213	5,774	2.1	2.3
Acquisition and integration related expenses	—	428	0.0	0.2
Misappropriation loss	3,840	2,107	1.6	0.8

Total operating expenses	230,965	233,975	94.3	93.9

Operating income	13,984	15,102	5.7	6.1
Interest expense, net	477	662	0.2	0.3

Income before income taxes	13,507	14,440	5.5	5.8
Provision for income taxes	5,126	5,818	2.1	2.3

Net income	$8,381	$8,622	3.4%	3.5%

Revenue

For the nine months ended September 30, 2016, total revenue decreased 1.7%, or $4.1 million from $249.1 million to $245.0 million, as compared to the same period a year ago. The decrease was primarily due to, reductions in scope of work, the expiration of task orders and contracts, and lower materials revenue, partially offset by revenues derived under our PEO Soldier and CNOSS programs and, to a lesser extent, from new awards in the past year.

Cost of revenue

Cost of revenue decreased 1.6% or $3.2 million from $205.9 million to $202.7 million, for the nine months ended September 30, 2016, as compared to the same period a year ago. This decrease was primarily the result of reduced subcontractor, materials, and software costs, partially offset by an increase in direct labor costs. Cost of revenue represented 82.7% of revenue for the nine months ended September 30, 2016 and for the nine months ended September 30, 2015.

General and administrative expenses

General and administrative expenses decreased 2.6%, or $0.5 million, for the nine months ended September 30, 2016, as compared to the same period a year ago. The decrease was primarily due to lower indirect labor costs, more efficient allocation of business development expenses, lower executive compensation costs, and decreased stock compensation expense, partially offset by an increase in external strategic consulting costs.

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

Misappropriation loss

Misappropriation loss for the nine months ended September 30, 2016 was $3.8 million compared to $2.1 million for the nine months ended September 30, 2015.

These expenses are the result of the embezzlement of Company funds by our former controller. As more fully described in the Explanatory Note to this Form 10-Q/A and Note 3 to the financial statements included in this Form 10-Q/A, a recent internal investigation revealed that the Company’s former controller had embezzled approximately $19.4 million from the Company during the period from January 1, 2010 through January 10, 2017. Prior to discovery, the embezzled funds were primarily disguised as payments to the administrator of the Company’s self-insured employee medical benefits plan and were included in the Company’s cost of revenues and general and administrative expenses in its financial statements for the fiscal years ended December 31, 2010 through 2015 and treated as allowable costs allocated to the Company’s federal government contracts during such period. The Company has reclassified such costs for the 2010 through 2016 period to misappropriation loss with appropriate reductions in cost of revenues and general and administrative expenses, and such costs are now treated as unallowable costs for contract revenue recognition. The Company had sufficient allowable, but previously unbilled costs on its contracts during the period from 2010 through 2015 to offset the unallowable costs related to the embezzlement. However, during 2016, the Company recorded revenue on certain cost reimbursable contracts in which there was insufficient allowable, but previously unbilled costs allocated to its contracts to offset the unallowable costs related to the embezzlement, such that there was a change in revenue recognized. Additionally, during 2016, a portion of the amounts embezzled were recorded on the balance sheet, and subsequent to discovery of the embezzlement were restated as misappropriation loss.

Interest expense, net

Interest expense, net, was approximately $0.5 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease was primarily attributed to a lower weighted average loan balance.

Provision for income taxes

For the nine months ended September 30, 2016, the provision for income taxes decreased to $5.1 million from $5.8 million in the same period a year ago, due to decreased pretax income on an lower effective tax rate. The effective income tax rate for the nine months ended September 30, 2016 was approximately 38.0% as compared to an effective income tax rate of 40.3% for the nine months ended September 30, 2015. The lower effective income tax rate for the nine months ended September 30, 2016 was the result of a decrease in the blended state income tax rate from our current state revenue allocation, and partially due to a discrete item in the quarter related to a corporate tax structure reorganization.

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

This Form 10-Q/A reflects the Restatement to reflect the effects of the embezzlement and reclassification of related cost of revenues of general and administrative expenses to misappropriation loss. Additionally, this Form 10-Q/A reflects related restatements of the September 30, 2016 balance sheet and statement of cash flows for the period ended September 30, 2016.

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

Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2016, because the material weaknesses described below existed as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting. After the date of the Original Filing, our management concluded that the material weaknesses described below existed as of September 30, 2016. The remediation plan noted below was initiated in the first quarter of 2017 and we expect that our remediation efforts, including design, implementation and testing, will continue throughout 2017.

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