Form 10-Q
period 2017-03-31
NCI, Inc.
filed 2017-05-10
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of May 3, 2017, there were 9,051,817 shares outstanding of the registrant’s Class A common stock. In addition, there were 4,500,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into shares of Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Revenue	$78,751	$83,655
Operating expenses:
Cost of revenue	64,696	69,693
General and administrative expenses	6,690	6,107
Depreciation and amortization	1,788	1,792
Misappropriation loss and related expenses	6,617	1,541

Total operating expenses	79,791	79,133

Operating (loss) income	(1,040)	4,522
Interest expense, net	208	190

(Loss) income before income taxes	(1,248)	4,332
(Benefit) provision for income taxes	(441)	1,743

Net (loss) income	$(807)	$2,589

(Loss) earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,277	13,153
Net (loss) income per share	$(0.06)	$0.20

Diluted:
Weighted average shares outstanding	13,277	13,867
Net (loss) income per share	$(0.06)	$0.19

Cash dividend declared and paid per share	$—	$0.15

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of March 31, 2017	As of December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$1,851	$1,014
Accounts receivable, net	53,857	51,112
Prepaid expenses and other current assets	5,915	4,062

Total current assets	61,623	56,188
Property and equipment, net	5,591	6,332
Other assets	1,520	1,526
Deferred tax assets, net	41,833	41,912
Intangible assets, net	14,678	15,586
Goodwill	33,878	33,878

Total assets	$159,123	$155,422

Liabilities and stockholders’ equity:
Current liabilities:
Current portion of long-term debt	$2,000	$—
Accounts payable	10,934	9,995
Accrued salaries and benefits	17,748	17,665
Deferred revenue	4,689	4,571
Other accrued expenses	9,468	6,306

Total current liabilities	44,839	38,537

Other long-term liabilities	2,555	2,545

Total liabilities	47,394	41,082

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 9,944 shares issued and 9,027 shares outstanding as of March 31, 2017, and 10,002 shares issued and 9,085 shares outstanding as of December 31, 2016	189	189
Class B common stock, $0.019 par value—12,500 shares authorized; 4,500 shares issued and outstanding as of March 31, 2017 and December 31, 2016	86	86
Additional paid-in capital	75,082	76,886
Treasury stock at cost—917 shares of Class A common stock as of March 31, 2017 and December 31, 2016	(8,331)	(8,331)
Retained earnings	44,703	45,510

Total stockholders’ equity	111,729	114,340

Total liabilities and stockholders’ equity	$159,123	$155,422

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(807)	$2,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,788	1,792
Share-based compensation	361	329
Deferred income taxes	80	67
Changes in operating assets and liabilities:
Accounts receivable, net	(2,745)	(8,892)
Prepaid expenses and other assets	(1,847)	(1,233)
Accounts payable	939	(1,738)
Accrued expenses and other liabilities	3,372	(1,072)

Net cash provided by (used in) operating activities	1,141	(8,158)

Cash flows from investing activities:
Purchases of property and equipment	(140)	(339)

Net cash used in investing activities	(140)	(339)

Cash flows from financing activities:
Borrowings under credit facility	23,194	47,233
Repayments on credit facility	(21,194)	(36,733)
Proceeds from exercise of stock options	127	172
Purchase of equity awards	(2,291)	—
Dividends paid	—	(2,020)

Net cash (used in) provided by financing activities	(164)	8,652

Net change in cash and cash equivalents	837	155
Cash and cash equivalents, beginning of period	1,014	233

Cash and cash equivalents, end of period	$1,851	$388

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$190	$104

Income taxes	$—	$327

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of March 31, 2017 and its results of operations and cash flows for the three months ended March 31, 2017 and 2016, which consist of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except share and per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. The Company adopted ASU 2016-09 effective January 1, 2017 on a prospective basis. The Company elected to continue to estimate the number of awards that are expected to vest.

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

For the three months ended March 31, 2017, the Company generated approximately 61% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 39% of revenue from federal civilian agencies. For the three months ended March 31, 2016, the Company generated approximately 63% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 37% of revenue from federal civilian agencies.

NCI’s Program Executive Office Soldier (“PEO Soldier”) contract is the Company’s largest revenue-generating contract and accounted for approximately 16% of revenue for the three months ended March 31, 2017 and 2016, respectively. The Company’s PEO Soldier program is a cost-plus fee contract consisting of a base period and four option periods for a total term of five years, which commenced in October 1, 2015. NCI’s Cyber Network Operations and Security Support (“CNOSS”) program, supporting the U.S. Army Network Enterprise Technology Command accounted for approximately 12% and 10% of revenue for the three months ended March 31, 2017 and 2016, respectively. This cost-plus-fixed-fee, single award indefinite delivery indefinite quantity contract consists of a 12-month base period with two one-year option periods and one six-month option period, and commenced in October 2014.

3. Misappropriation Loss and Related Expenses

As previously disclosed, in January 2017, the Company identified a misappropriation of Company funds by its former controller. An internal investigation of the matter was completed in March 2017, and revealed that the former controller had embezzled $19.4 million through a circumvention of controls, which included transfers from the payroll account to his personal account, creating fictitious invoices, and altering bank account statements to conceal the misappropriations. Misappropriation loss and related expenses totaled approximately $6.6 million and $1.5 million for the quarter ended March 31, 2017 and 2016, respectively. Misappropriation loss and related expenses includes the loss due to embezzled funds as well as external professional service fees including legal, forensic accounting, audit and other consulting fees.

	Three months ended March 31,
	2017	2016
Misappropriation loss	$380	$1,541
Expenses related to the misappropriation loss	6,237	—

	$6,617	$1,541

4. (Loss) Earnings Per Share

Basic (loss) earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted (loss) earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted (loss) earnings per share. For the three months ended March 31, 2017 and 2016, approximately 820,000 and 30,000 shares, respectively, were not included in the computation of diluted (loss) earnings per share, because to do so would have been anti-dilutive. The following details the computation of basic and diluted (loss) earnings per common share (Class A and Class B) for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,
	2017	2016
Net (loss) income	$(807)	$2,589

Weighted average number of basic shares outstanding during the period	13,277	13,153
Effect of dilutive potential common shares	—	714

Weighted average number of diluted shares outstanding during the period	13,277	13,867

Basic (loss) earnings per share	$(0.06)	$0.20

Diluted (loss) earnings per share	$(0.06)	$0.19

5. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts. The following table details accounts receivable at the end of each period:

	As of
	March 31, 2017	December 31, 2016
Billed receivables	$24,827	$19,367
Unbilled receivables:
Amounts billable at end of period	24,541	25,484
Other	5,231	7,003

Total unbilled receivables	29,772	32,487

Total accounts receivable	54,599	51,854
Less: Allowance for doubtful accounts	742	742

Total accounts receivable, net	$53,857	$51,112

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all unbilled receivables are expected to be billed and collected within the next 12 months.

6. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	March 31, 2017	December 31, 2016
Property and equipment
Furniture and equipment	$21,939	$21,799
Leasehold improvements	7,450	7,450
Real property	549	549

	29,938	29,798
Less: Accumulated depreciation and amortization	24,347	23,466

Property and equipment, net	$5,591	$6,332

Depreciation and amortization expense for the three months ended March 31, 2017 and 2016 was $0.9 million.

7. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	March 31, 2017	December 31, 2016
Contract and customer relationships	$33,284	$33,284
Developed software	1,113	1,113
Less: Accumulated amortization	(19,719)	(18,811)

Intangible assets, net	$14,678	$15,586

Amortization expense of intangible assets for the three months ended March 31, 2017 and 2016 was $0.9 million. Intangible assets are primarily amortized on a straight line basis over periods ranging from seven to 11 years. Expected amortization expense for the remainder of the fiscal year ending December 31, 2017, and for each of the fiscal years thereafter, is as follows:

For the year ending December 31,
2017 (remaining nine months)	2,724
2018	3,150
2019	3,049
2020	3,027
2021	2,728

$14,678

8. Share-Based Payments

During the three months ended March 31, 2017, the Company did not grant any stock options to purchase shares of common stock. During the three months ended March 31, 2017, 12,500 stock options were exercised at a weighted-average price of $10.13. As of March 31, 2017, there were approximately 1,000,000 stock options outstanding. During the three months ended March 31, 2017, no restricted shares were granted, and 21,253 restricted shares vested. As of March 31, 2017, there were 236,167 shares of restricted stock outstanding.

The following table summarizes stock compensation expense allocated to cost of revenue and general and administrative costs for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Cost of revenue	$36	$79
General and administrative	325	250

	$361	$329

As of March 31, 2017, there was approximately $3.0 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with approximately $0.8 million, $0.9 million, $0.6 million, $0.5 million and $0.2 million amortized during the remainder of 2017, and the full years of 2018, 2019, 2020, and 2021, respectively. The cost of stock compensation is included in the Company’s Condensed Consolidated Statements of Operations and expensed over the service period of the equity awards.

On January 6, 2017, pursuant to the terms of the Separation Agreement entered into on November 29, 2016 between the Company and Marco de Vito, our former Chief Operating Officer, the Company paid Mr. de Vito $2.1 million for the repurchase of 272,000 vested stock options, which repurchase represents the difference between the closing price on the date of the agreement and the exercise price of the vested options. The Company recorded the payment as a reduction to additional paid-in capital in the Condensed Consolidated Balance Sheet.

9. Debt

On January 31, 2017, the Company entered into the Fourth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement, dated December 13, 2010, as amended by and among the Company and its subsidiaries, SunTrust Bank, which acted as administrative agent for the lenders, the lenders named therein and the other parties thereto (the “Credit Agreement”). The Amendment modifies certain provisions of the Credit Agreement to, among other things:

•	decrease the Borrowing capacity under the revolving line of credit from $80.0 million to $50.0 million;

•	extend the commitment termination date from January 31, 2017 to May 31, 2017;

•	amend the definition of “Required Lenders” to include all lenders which means, among other things, that amendments to and waivers of the terms of the Credit Agreement, as amended, will require the consent and approval of all lenders; and

•	include additional restrictions with respect to certain acquisitions and restricted payments, including certain acquisitions, dividends, and repurchase or redemption of our capital stock.

The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the Credit Agreement accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of our outstanding senior funded debt to Earnings before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) as defined in the Credit Agreement.

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

For the first quarter of 2017 and 2016, the Company had a weighted average outstanding loan balance of $2.9 million and $16.5 million, respectively, and a weighted average borrowing rate of 2.9% and 2.5%, respectively.

As of March 31, 2017, the outstanding balance under the credit facility was $2.0 million and interest accrued at a rate of one-month LIBOR plus 210 basis points, or 2.9%.

As of March 31, 2017, the Company was in compliance with all our loan covenants.

10. Income Taxes

As of March 31, 2017, the Company accrued interest expense related to uncertain tax positions totaling $0.7 million. During the three months ended March 31, 2017, the Company recorded $0.1 million in interest expense related to its uncertain tax positions in Interest Expense in the Consolidated Statements of Operations.

11. Leases

In March 2017, the Company executed the sixth amendment to the corporate office lease agreement (“the Lease Amendment”). The Lease Amendment extended the termination date to October 31, 2027 and provided certain rent abatement, tenant allowances, and adjustments to base rent. Minimum lease payments under the Lease Amendment are as follows:

	(in thousands)
For the year ending December 31,
2017 (remaining nine months)		$1,671
2018		1,967
2019		2,022
2020		2,077
2021		2,135
Thereafter		13,674

Total minimum lease payments		$23,546

12. Dividends

The Company’s Board of Directors declared and the Company paid the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 8, 2016	$0.15	February 26, 2016	$2,020	March 18, 2016

13. Related Party Transactions

The Company purchased services under a subcontract from Renegade Technology Systems, Inc., which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, Chairman of the Board of Directors. For the three months ended March 31, 2017 and 2016, the expense incurred under this agreement was approximately $0.4 million and $0.2 million, respectively. As of March 31, 2017 and 2016, outstanding amounts due to Renegade Technology Systems, Inc. under this agreement were $0.3 million and $0.1 million, respectively.

14. Contingencies

Government Audits

Payments to the Company on U.S. Federal Government contracts are subject to adjustment upon audit by various agencies of the U.S. Federal Government. Audits of costs and the related payments have been performed through 2009 for NCI Information Systems, Inc., the Company’s primary corporate vehicle for government contracting. In the opinion of management, the final determination of costs and related payments for unaudited years will not have a material effect on the Company’s financial position, results of operations, or liquidity.

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

On January 23, 2017, the Company filed a lawsuit against Mr. Frank in the Circuit Court of Fairfax County in the State of Virginia to recover the embezzled funds.

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

Government Agency Investigations

In connection with the discovery of Mr. Frank’s embezzlement of money from the Company, the Company self-reported such matter to the U.S. Securities and Exchange Commission (“SEC”) and the civil and criminal divisions of the U.S. Department of Justice (“DOJ”).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority our revenue; delays performing work under our contracts due to bid protests; changes in U.S. Federal Government spending priorities; changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts

•	a reduction in the overall U.S. defense budget, volatility in spending authorizations for defense and intelligence-related programs by the U.S. Federal Government or a shift in spending to programs in areas where we do not currently provide services

•	delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011; U.S. Federal Governmental shutdowns (such as the shutdown that occurred during the U.S. Federal Government’s 1996 and 2013 fiscal years); and other potential delays in the U.S. Federal Government appropriations process

•	changes in U.S. Federal Government programs or requirements, including the increased use of small business providers

•	failure to achieve contract awards in connection with recompetes for present business and/or competition for new business

•	U.S. Federal Government agencies more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures

•	adverse results of U.S. Federal Government audits of our government contracts

•	the outcome of legal proceedings, investigations and other contingencies, as well as our ability to recover funds embezzled by our former controller

•	competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances)

•	failure to identify and successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans

•	economic conditions in the United States, including conditions that result from terrorist activities or war

•	material changes in policies, laws, or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, and (v) competition for task orders under Government Wide Acquisition Contracts (“GWAC”), agency-specific Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts and/or schedule contracts with the General Services Administration

•	the U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs

•	our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize benefits from future deferred tax assets; and

•	risk of contract non-performance or termination

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”), and from time to time in other filings with the SEC, such as our Current Reports on Forms 8-K and Quarterly Reports on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

In this document, unless the context indicates otherwise, the terms “Company,” “NCI,” “we,” “us,” and “our” refer to NCI, Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

OVERVIEW

We are a provider of information technology (“IT”) and professional services and solutions primarily to U.S. Federal Government agencies. Our technology and industry expertise enables us to provide a wide spectrum of services and solutions that assist our customers in achieving their program goals. We deliver these complex services and solutions by leveraging our skills across six core capabilities:

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

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended March 31,
	2017	2016
Revenue derived from prime contracts	91%	94%

Customer Group Revenue

The following table shows our revenue from the customer groups listed as a percentage of total revenue for the periods shown.

	Three months ended March 31,
	2017	2016
Department of Defense and intelligence agencies	61%	63%
U.S. Federal civilian agencies	39%	37%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended March 31,
	2017	2016
Time-and-materials	18%	17%
Cost-plus fee	53%	59%
Firm fixed-price	29%	24%

The amount of risk and potential reward varies under each type of contract. Under time-and-materials contracts, we are paid a fixed hourly rate by labor category. To the extent that our actual labor costs vary significantly from the negotiated hourly rates, we may generate more or less than the targeted amount of profit. We are typically reimbursed for other contract direct costs and expenses at our cost, and typically receive no fee on those costs. For cost-plus fee contracts, there is limited financial risk, because we are reimbursed all our allowable costs, therefore the profit margins tend to be lower on cost-plus fee contracts. Under firm fixed-price contracts, we perform specific tasks or provide specified goods for a predetermined price. Compared to time-and-materials and cost-plus fee contracts, firm fixed-price service contracts generally offer higher profit margin opportunities but involve greater financial risk because we would bear the impact of potential cost overruns in return for the full benefit of any cost savings. The increase in the percentage of revenue generated on our firm fixed-price contracts is primarily the result of new firm fixed-price contracts awarded in 2016.

Contract Backlog

	As of
	March 31, 2017	December 31, 2016
	(in millions)
Funded backlog	$139	$139
Total backlog	$590	$625

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The following table sets forth certain items from our consolidated statements of operations and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended March 31,
	2017	2016	2017	2016
	(in thousands)		(as a percentage of revenue)
Revenue	$78,751	$83,655	100.0%	100.0%
Operating expenses:
Cost of revenue	64,696	69,693	82.2	83.3
General and administrative expenses	6,690	6,107	8.5	7.3
Depreciation and amortization	1,788	1,792	2.3	2.1
Misappropriation loss and related expenses	6,617	1,541	8.3	1.8

Total operating expenses	79,791	79,133	101.3	94.5

Operating (loss) income	(1,040)	4,522	(1.3)	5.5
Interest expense, net	208	190	0.3	0.2

(Loss) income before income taxes	(1,248)	4,332	(1.6)	5.3
(Benefit) provision for income taxes	(441)	1,743	(0.6)	2.1

Net (loss) income	$(807)	$2,589	(1.0)%	3.2%

Revenue

For the three months ended March 31, 2017, revenue decreased by 5.9%, or $4.9 million, over the same period a year ago. This decrease is principally due contracts completed in 2016 and reductions in staffing and scope of work on certain other contracts, offset by increased revenues from additional task orders on the expanded CNOSS program, and revenue derived from new contract awards.

NCI’s PEO Soldier program accounted for $12.5 million, or 15.9% of revenue, in the first quarter of 2017, down $0.7 million from $13.2 million, or 15.8% of revenue, in the first quarter of 2016. NCI’s CNOSS program accounted for $9.4 million, or 11.9% of revenue, in the first quarter of 2017, up $0.9 million from $8.5 million, or 10.1% of revenue, in the first quarter of 2016.

Cost of revenue

Cost of revenue for the three months ended March 31, 2017 was $64.7 million, or 82.2% of revenue, compared to $69.7 million, or 83.3% of revenue, for the three months ended March 31, 2016. The decrease in cost of revenue as a percentage of revenue was primarily the result of improved gross margin realized from the increased portion of revenue derived from fixed price contracts.

General and administrative expenses

General and administrative expense increased $0.6 million, or 9.5%, to $6.7 million for the three months ended March 31, 2017, as compared to $6.1 million in the same period a year ago. General and administrative costs as a percentage of revenue increased from 7.3% in the three months ended March 31, 2016 to 8.5% in the three months ended March 31, 2017. The increase was primarily due to higher recruiting and business development costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.8 million for the quarters ended March 31, 2017 and 2016, respectively.

Misappropriation loss and related expenses

Misappropriation loss and related expenses totaled approximately $6.6 million and $1.5 million for the quarter ended March 31, 2017 and 2016, respectively. Misappropriation loss and related expenses includes the loss due to embezzled funds as well as external professional service fees including legal, forensic accounting, audit and other consulting fees. We incurred approximately $0.4 million and $1.5 million of loss related to the embezzlement of funds from our former corporate controller for the quarters ended March 31, 2017 and 2016, respectively.

Interest expense, net

Interest expense, net, was $0.2 million for the quarters ended March 31, 2017 and 2016, respectively. Interest expense for the quarter ended March 31, 2017 included approximately $0.1 million of interest related to uncertain tax position related to the misappropriation loss. During the first fiscal quarter of 2017, we had a weighted average outstanding loan balance of $2.9 million which accrued interest at a weighted average borrowing rate of 2.9%. During the first fiscal quarter of 2016, we had a weighted average outstanding loan balance of $16.5 million which accrued interest at a weighted average borrowing rate of 2.5%.

(Benefit) provision for income taxes

For the three months ended March 31, 2017, our benefit for income taxes was 35.3% of our loss before tax. This represents a decrease from 40.3% of our income before tax for the three months ended March 31, 2016. The decrease was primarily attributable to a change in certain state tax rates during the three months ended March 31, 2017, offset by a tax benefit associated with certain stock transactions.

Misappropriation Loss—Costs and Recovery

As discussed in Note 14 to our financial statements, the Company initiated civil legal proceedings against our former controller seeking to recover assets acquired by him with funds wrongfully obtained by him through his embezzlement of Company funds and that litigation is ongoing. The court has frozen all of our former controller’s assets.

In its Annual Report on Form 10-K for the year ended December 31, 2016 and its Quarterly Reports on Form 10-Q/A for the periods ended March 31, June 30 and September 30, 2016, the Company disclosed such misappropriation losses and indicated that it carried an insurance policy that could cover up to $5 million dollars of the misappropriation losses. The Company was recently notified by letter from its insurance carrier, Berkley Regional Insurance Company (“Berkley”), that the applicable insurance policy that could cover a portion of the misappropriation losses was terminated due to misrepresentations made by the Company’s controller in applying for and obtaining such policy. The Company rejects Berkeley’s position and intends to enforce the applicable policy to seek to recover the maximum possible insurance proceeds with respect to the misappropriation losses. The timing and amount of final recoveries (if any), net of expenses of recovery, is uncertain. The Company has not yet recognized an estimated value of the potential recovery due to the limited amount of information available to it at this time. The Company expects that it will incur additional costs during fiscal 2017 related to the embezzlement, including legal, audit and other consulting fees.

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

During the three months ended March 31, 2017, the balance of accounts receivable increased by $2.7 million to $53.9 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) increased one day to 62 days at March 31, 2017 as compared to 61 days at December 31, 2016. As of March 31, 2017, $2.0 million was due under the credit facility, as compared to no balance outstanding as of December 31, 2016, reflecting $2.0 million of net borrowings during the first three months of 2017. Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2017.

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

We intend to amend and extend our credit facility before the current facility expires on May 31, 2017. Our goal is to reestablish a credit agreement that will support our stated goals for financing working capital, capital expenditures, stock repurchases, and making selective strategic acquisitions.

As of March 31, 2017, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the first quarter of 2017. Refer to the Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December  31, 2016, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk relates to changes in interest rates for borrowings under its credit facility. For the quarter ended March 31, 2017, a change of one percentage point in interest rates would have changed NCI’s interest expense or cash flows by less than $0.1 million. This estimate is based on our average balances for the period.

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

Item 4. Controls and Procedures

Evaluation of the Effectiveness of Disclosure Controls and Procedures

The Company, under the direction of the Chief Executive Officer and the Chief Financial Officer, has established disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

An evaluation was performed under the supervision and with the participation of NCI’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, the Company’s disclosure controls and procedures are not effective because of the material weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2016, as described below.

Remediation Plan

As noted in Item 9.A in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed on with the SEC, management’s evaluation of our internal control over financial reporting identified material weaknesses resulting from several control deficiencies in the internal control system that allowed the misappropriation of funds by the Company’s former corporate controller and the failure to detect them for an extended period of time. Management is committed to remediating each of the material weaknesses identified by implementing changes to the Company’s internal control over financial reporting. Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures:

•	We have completed the initial assessment of the most critical material weaknesses and implemented procedures with improved segregation of duties and a more diligent review of supporting documentation.

•	We have met with our banking treasury support team to review alternative account structures and more robust reporting tools to better streamline processes and improve controls over electronic payments.

•	We engaged a contract recruiter to support the identification of a candidate for the corporate controller position. While the search is underway, we have hired a qualified individual to fill the role on a temporary basis.

•	We continue to review alternatives within the treasury function for a more efficient long-term solution.

•	The Audit Committee of the Board of Directors has decided to seek a new outside accounting consultant to assist in the evaluation and testing of the Company’s internal controls over financial reporting and we intend to conduct a more expansive risk assessment, with additional oversight by the Audit Committee.

•	Pending other planned personnel changes in the accounting department, we have engaged additional qualified consultants to provide temporary accounting support.

•	We implemented a new account structure to better monitor and track expenses across all employee benefit plans and have begun the effort to establish a systematic process to ensure the actual expenses are consistent with the terms of each benefit plan.

Management intends to finalize its efforts around implementing effective internal controls and closely test and monitor the operating effectiveness of these controls throughout 2017 to ensure they meet their designed control objectives and, where necessary, take additional corrective measures to ensure that deficiencies are remediated.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The remediation plan noted above was initiated in the first quarter of 2017 and we expect that our remediation efforts, including design, implementation and testing, will continue throughout 2017.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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

NCI, Inc.
Registrant

Date: May 9, 2017	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)