Form 10-Q
period 2017-06-30
NCI, Inc.
filed 2017-08-04
CIK 1334478

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2017

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of August 1, 2017, there were 9,116,817 shares outstanding of the registrant’s Class A common stock. In addition, there were 4,500,000 shares outstanding of the registrant’s Class B common stock, which are convertible on a one-for-one basis into shares of the registrant’s Class A common stock.

NCI, INC.

PART 1

FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$89,837	$81,900	$168,588	$165,555
Operating expenses:
Cost of revenue	74,208	67,682	138,904	137,376
General and administrative expenses	6,798	6,793	13,488	12,900
Depreciation and amortization	1,771	1,684	3,559	3,476
Acquisition related expenses	1,314	—	1,314	—
Misappropriation loss and related expenses	2,244	1,369	8,861	2,909

Total operating expenses	86,335	77,528	166,126	156,661

Operating income	3,502	4,372	2,462	8,894
Interest expense, net	230	153	438	343

Income before income taxes	3,272	4,219	2,024	8,551
Provision for income taxes	995	1,666	555	3,410

Net income	$2,277	$2,553	$1,469	$5,141

Earnings per common and common equivalent share:
Basic:
Weighted average shares outstanding	13,323	13,184	13,300	13,169
Net income per share	$0.17	$0.19	$0.11	$0.39

Diluted:
Weighted average shares outstanding	13,913	13,858	13,873	13,847
Net income per share	$0.16	$0.18	$0.11	$0.37

Cash dividend declared and paid per share	—	—	—	$0.15

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except par value)

	As of June 30, 2017	As of December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$4,187	$1,014
Accounts receivable, net	57,866	51,112
Prepaid expenses and other current assets	4,297	4,062

Total current assets	66,350	56,188
Property and equipment, net	4,827	6,332
Other assets	1,517	1,526
Deferred tax assets, net	41,833	41,912
Intangible assets, net	13,770	15,586
Goodwill	33,878	33,878

Total assets	$162,175	$155,422

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$13,242	$9,995
Accrued salaries and benefits	18,158	17,665
Deferred revenue	4,901	4,571
Other accrued expenses	8,087	6,306

Total current liabilities	44,388	38,537

Other long-term liabilities	3,110	2,545

Total liabilities	47,498	41,082

Stockholders’ equity:
Class A common stock, $0.019 par value—37,500 shares authorized; 10,034 shares issued and 9,117 shares outstanding as of June 30, 2017, and 10,002 shares issued and 9,085 shares outstanding as of December 31, 2016	191	189
Class B common stock, $0.019 par value—12,500 shares authorized; 4,500 shares issued and outstanding as of June 30, 2017 and December 31, 2016	86	86
Additional paid-in capital	75,752	76,886
Treasury stock at cost—917 shares of Class A common stock as of June 30, 2017 and December 31, 2016	(8,331)	(8,331)
Retained earnings	46,979	45,510

Total stockholders’ equity	114,677	114,340

Total liabilities and stockholders’ equity	$162,175	$155,422

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,469	$5,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,559	3,476
Share-based compensation	589	543
Deferred income taxes	79	67
Changes in operating assets and liabilities:
Accounts receivable, net	(6,754)	5,646
Prepaid expenses and other assets	(225)	790
Accounts payable	3,247	(7,581)
Accrued expenses and other liabilities	3,168	(2,609)

Net cash provided by operating activities	5,132	5,473

Cash flows from investing activities:
Purchases of property and equipment	(238)	(827)

Net cash used in investing activities	(238)	(827)

Cash flows from financing activities:
Borrowings under credit facility	59,194	91,636
Repayments on credit facility	(59,194)	(94,529)
Proceeds from exercise of stock options	570	172
Purchase of equity awards	(2,291)	—
Dividends paid	—	(2,020)

Net cash used in financing activities	(1,721)	(4,741)

Net change in cash and cash equivalents	3,173	(95)
Cash and cash equivalents, beginning of period	1,014	233

Cash and cash equivalents, end of period	$4,187	$138

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$252	$263

Income taxes	$41	$3,010

The accompanying notes are an integral

part of these condensed consolidated financial statements

NCI, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of NCI, Inc. and its subsidiaries (“NCI” or “the Company”) have been prepared in accordance with generally accepted accounting principles in the U. S. (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments necessary to fairly present the Company’s financial position as of June 30, 2017 and its results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016, which consist of normal and recurring adjustments. The information disclosed in the notes to the financial statements for these periods is unaudited. The current period’s results of operations are not necessarily indicative of results that may be achieved for any future period. All numbers in tables are presented in thousands except share and per share numbers. For further information, refer to the financial statements and footnotes included in NCI’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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

For the three and six months ended June 30, 2017, the Company generated approximately 62% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 38% of revenue from federal civilian agencies. For the three and six months ended June 30, 2016, the Company generated approximately 64% of revenue from the Department of Defense, including agencies within the intelligence community, and approximately 36% of revenue from federal civilian agencies.

NCI’s Program Executive Office Soldier (“PEO Soldier”) contract is the Company’s largest revenue-generating contract and accounted for approximately 16% and 17% of revenue for the three months ended June 30, 2017 and 2016, respectively. The Company’s PEO Soldier program is a cost-plus fee contract consisting of a base period and four option periods for a total term of five years, which commenced in October 1, 2015. NCI’s Cyber Network Operations and Security Support (“CNOSS”) program, supporting the U.S. Army Network Enterprise Technology Command accounted for approximately 11% of revenue for the three months ended June 30, 2017 and 2016. This cost-plus-fixed-fee, single award indefinite delivery indefinite quantity contract consists of a 12-month base period with two one-year option periods and one six-month option period, and commenced in October 2014.

3. Misappropriation Loss and Related Expenses

As previously disclosed, in January 2017, the Company identified a misappropriation of Company funds by its former controller. An internal investigation of the matter was completed in March 2017, and revealed that the former controller had embezzled $19.4 million through a circumvention of controls, which included transfers from the payroll account to his personal account, creating fictitious invoices, and altering bank account statements to conceal the misappropriations. Misappropriation loss and related expenses totaled approximately $2.2 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively and approximately $8.9 and $2.9 for the six months ended June 30, 2017 and 2016, respectively. Misappropriation loss and related expenses includes the loss due to embezzled funds as well as external professional service fees including legal, forensic accounting, audit and other consulting fees.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Misappropriation loss	$—	$1,369	$380	$2,909
Expenses related to misappropriation loss	2,244	—	8,481	—

	$2,244	$1,369	$8,861	$2,909

4. Earnings Per Share

Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share include the incremental effect of stock options calculated using the treasury stock method. Shares that are anti-dilutive are not included in the computation of diluted earnings per share. For the three months ended June 30, 2017 and 2016, approximately 27,000 and 8,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. For the six months ended June 30, 2017 and 2016, approximately 52,000 and 4,000 shares, respectively, were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive. The following table details the computation of basic and diluted earnings per common share (Class A and Class B) for the three months ended June 30, 2017 and 2016.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income	$2,277	$2,553	$1,469	$5,141

Weighted average number of basic shares outstanding during the period	13,323	13,184	13,300	13,169
Dilutive effect of stock options and restricted stock after application of treasury stock method	590	674	573	678

Weighted average number of diluted shares outstanding during the period	13,913	13,858	13,873	13,847

Basic earnings per share	$0.17	$0.19	$0.11	$0.39

Diluted earnings per share	$0.16	$0.18	$0.11	$0.37

5. Accounts Receivable

Accounts receivable consists of billed and unbilled amounts. The following table details accounts receivable at the end of each period:

	As of
	June 30, 2017	December 31, 2016
Billed receivables	$24,376	$19,367
Unbilled receivables:
Amounts billable at end of period	26,505	25,484
Other	7,727	7,003

Total unbilled receivables	34,232	32,487

Total accounts receivable	58,608	51,854
Less: Allowance for doubtful accounts	742	742

Total accounts receivable, net	$57,866	$51,112

Other unbilled receivables primarily consist of amounts that will be billed upon milestone completions and other accrued amounts that cannot be billed as of the end of the period. Substantially all unbilled receivables are expected to be billed and collected within the next 12 months.

6. Property and Equipment

The following table details property and equipment at the end of each period:

	As of
	June 30, 2017	December 31, 2016
Property and equipment
Furniture and equipment	$22,035	$21,799
Leasehold improvements	7,452	7,450
Real property	549	549

	30,036	29,798
Less: Accumulated depreciation and amortization	25,209	23,466

Property and equipment, net	$4,827	$6,332

Depreciation and amortization expense for the three months ended June 30, 2017 and 2016 was $0.9 million and $0.8 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2017 and 2016 was $1.7 million.

7. Intangible Assets

The following table details intangible assets at the end of each period:

	As of
	June 30, 2017	December 31, 2016
Contract and customer relationships	$33,284	$33,284
Developed software	1,113	1,113
Less: Accumulated amortization	(20,627)	(18,811)

Intangible assets, net	$13,770	$15,586

Amortization expense of intangible assets for the three months ended June 30, 2017 and 2016 was $0.9 million. Amortization expense of intangible assets for the six months ended June 30, 2017 and 2016 was $1.8 million. Intangible assets are primarily amortized on a straight line basis over periods ranging from seven to 11 years. Expected amortization expense for the remainder of the fiscal year ending December 31, 2017, and for each of the fiscal years thereafter, is as follows:

For the year ending December 31,
2017 (remaining six months)	1,816
2018	3,150
2019	3,049
2020	3,027
2021	2,728

$13,770

8. Share-Based Payments

During the three and six months ended June 30, 2017, the Company granted 94,000 non-qualified stock options to purchase shares of Class A common stock with a weighted average exercise price of $16.66. During the three months ended June 30, 2017, 80,000 stock options were exercised at a weighted-average price of $5.55. During the six months ended June 30, 2017, 92,500 stock options were exercised at a weighted-average price of $6.17. As of June 30, 2017, there were 934,000 stock options outstanding with a weighted average exercise price of $8.47. During the three months ended June 30, 2017, 30,000 shares of restricted stock were granted and 20,000 shares of restricted stock were cancelled or forfeited. During the six months ended June 30, 2017, 30,000 shares of restricted stock were granted and 91,080 shares of restricted stock were cancelled or forfeited. During the three and six months ended June 30, 2017, zero and 21,253 shares of restricted stock vested, respectively. As of June 30, 2017, there were 246,167 shares of restricted stock outstanding.

The following table summarizes stock compensation expense allocated to cost of revenue and general and administrative costs for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of revenue	$(3)	$36	$33	$115
General and administrative	232	178	556	428

	$229	$214	$589	$543

As of June 30, 2017, there was approximately $3.5 million of total unrecognized compensation cost related to unvested stock compensation arrangements. This cost is expected to be fully amortized over the next five years, with approximately $0.6 million, $1.1 million, $0.8 million, $0.7 million and $0.3 million amortized during the remainder of 2017, and the full years of 2018, 2019, 2020, and 2021, respectively. The cost of stock compensation is included in the Company’s Condensed Consolidated Statements of Income and expensed over the service period of the equity awards.

On January 6, 2017, pursuant to the terms of the Separation Agreement entered into on November 29, 2016 between the Company and Marco de Vito, our former Chief Operating Officer, the Company paid Mr. de Vito $2.1 million for the repurchase of 272,000 vested stock options, which represented the difference between the closing price on the date of the agreement and the exercise prices of the vested options. The Company recorded the payment as a reduction to additional paid-in capital in the Condensed Consolidated Balance Sheet.

9. Debt

On May 25, 2017, the Company entered into the Fifth Amendment (the “Amendment”) to the Amended and Restated Loan and Security Agreement, dated December 13, 2010, as amended by and among the Company and its subsidiaries, SunTrust Bank, which acted as administrative agent for the lenders, the lenders named therein and the other parties thereto (the “Credit Agreement”). The Amendment modifies certain provisions of the Credit Agreement to, among other things:

•	extend the commitment termination date from May 31, 2017 to September 30, 2017;

•	amend the definition of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to deduct from the calculation thereof, to the extent deducted to determine consolidated net income under the Credit Agreement, nonrecurring expenses not incurred in the ordinary course of business and related to the investigation and/or litigation by the Company of the alleged embezzlement by the former corporate controller of the Company, in an aggregate amount not to exceed $10,000,000, subject to the qualifications and limitations provided for therein;

•	amend the definition of “Swingline Commitment” from $500,000 to $8,000,000; and

•	subject to certain conditions, permit the Company to pay a one-time dividend in an amount not to exceed $2,500,000 in the aggregate.

The outstanding borrowings are collateralized by a security interest in substantially all of the Company’s assets. The lenders also require a direct assignment of all contracts at the lenders’ discretion. The outstanding balance under the Credit Agreement accrues interest based on one-month LIBOR plus an applicable margin, ranging from 210 to 310 basis points, based on the ratio of our outstanding senior funded debt to EBITDA as defined in the Credit Agreement.

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

During the second quarter of 2017 and 2016, the Company had a weighted average outstanding loan balance of $3.4 million and $16.4 million, respectively, and a weighted average borrowing rate of 3.1% and 2.3%, respectively.

As of June 30, 2017, there was no outstanding balance under the Credit Agreement and the Company was in compliance with all its loan covenants.

10. Income Taxes

As of June 30, 2017, the Company accrued interest expense related to uncertain tax positions totaling $0.8 million. During the three and six months ended June 30, 2017, the Company recorded $0.1 million and $0.1 million, respectively in interest expense related to its uncertain tax positions in Interest Expense in the Consolidated Statements of Income.

11. Leases

In March 2017, the Company executed the sixth amendment to the corporate office lease agreement (“the Lease Amendment”). The Lease Amendment extended the termination date to October 31, 2027 and provided certain rent abatement, tenant allowances, and adjustments to base rent. Minimum lease payments under the Lease Amendment are as follows:

(in thousands)
For the year ending December 31,
2017 (remaining six months)	$971
2018	1,967
2019	2,022
2020	2,077
2021	2,135
Thereafter	13,674

Total minimum lease payments	$22,846

12. Dividends

The Company’s Board of Directors declared and the Company paid the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
February 8, 2016	$0.15	February 26, 2016	$2,020	March 18, 2016

13. Related Party Transactions

The Company purchased services under a subcontract from Renegade Technology Systems, Inc., which is a government contractor wholly-owned by Rajiv Narang, the son of Charles K. Narang, Chairman of the Board of Directors. For the three months ended June 30, 2017 and 2016, the expense incurred under this agreement was approximately $0.6 million and $0.2 million, respectively. For the six months ended June 30, 2017 and 2016, the expense incurred under this agreement was approximately $1.0 million and $0.4 million, respectively. As of June 30, 2017 and 2016, outstanding amounts due to Renegade Technology Systems, Inc. under this agreement were $0.2 million and $0.1 million, respectively.

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

Government Agency Investigations

In connection with the discovery of Mr. Frank’s embezzlement of money from the Company, the Company self-reported such matter to the SEC and the civil and criminal divisions of the U.S. Department of Justice (“DOJ”).

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

15. Subsequent Events

Acquisition of NCI by Affiliates of H.I.G. Capital, LLC

On July 2, 2017, NCI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cloud Intermediate Holdings, LLC, a Delaware limited liability company (“Parent”), and Cloud Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Parent and Purchaser are beneficially owned by affiliates of H.I.G. Capital, LLC (together with Parent and Purchaser, “HIG”).

Pursuant to the terms of the Merger Agreement, on July 17, 2017, Purchaser commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of Class A common stock, par value $0.019 per share, and Class B common stock, par value $0.019 per share, of NCI (the “Shares”), at a price of $20.00 per Share, net to the seller thereof in cash, without interest (such amount, as it may be adjusted pursuant to the terms of the Merger Agreement, the “Offer Price”), and subject to deduction for any required withholding of taxes. The initial expiration date of the Offer is 12:00 midnight, New York City time, on August 11, 2017 (which is the end of the day on August 11, 2017), subject to extension in certain circumstances as required or permitted by the Merger Agreement.

The consummation of the Offer is subject to customary closing conditions, including, among other things: (i) there having been validly tendered and not validly withdrawn prior to the expiration of the Offer that number of Shares representing at least a majority of the voting power of the Shares then outstanding on a fully diluted basis (assuming that the shares of Class B common stock will convert to shares of Class A common stock upon consummation of the Offer); (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which condition was satisfied on July 27, 2017); (iii) the accuracy of NCI’s representations and warranties, as of the expiration of the Offer, subject to certain qualifications set forth in the Merger Agreement; and (iv) other customary conditions to the Offer set forth in Annex A to the Merger Agreement. The transaction will be financed through a combination of equity financing in an amount not less than $130.0 million that has been committed by H.I.G. Middle Market LBO Fund II, L.P., an affiliate of HIG, and debt financing in an aggregate amount of $197.5 million that has been committed by KKR Credit Advisors (US) LLC. The consummation of the Offer and the Merger is not subject to any financing condition.

Following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will be merged with and into NCI, with NCI continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement provides that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law (the “DGCL”), without a vote of the stockholders of NCI.

At the effective time of the Merger (the “Effective Time”), each Share that is outstanding immediately prior to the Effective Time, other than the Shares owned by NCI, Parent or Purchaser, or by stockholders who have validly exercised and perfected their appraisal rights under the DGCL, will be canceled and converted into the right to receive the Offer Price, payable to the holder thereof on the terms and subject to the conditions set forth in the Merger Agreement.

In addition, at the Effective Time, (i) each outstanding option to purchase Shares (each, a “Company Option”), whether or not then exercisable or vested, will be canceled and converted into the right to receive from Parent or NCI an amount in cash equal to (a) the excess, if any, of (1) the Offer Price minus (2) the exercise price of such Company Option, multiplied by (b) the number of Shares subject to such Company Option, and (ii) each outstanding award of restricted Shares (each, a “Company RSA”) (which shall be deemed to be fully vested) will be canceled and converted into the right to receive an amount in cash equal to the product of (a) the Offer Price and (b) the number of Shares subject to such Company RSA.

NCI, Parent and Purchaser have made customary representations, warranties and covenants in the Merger Agreement. NCI’s covenants include, among other things, covenants regarding the operation of NCI’s business prior to the Effective Time and covenants not to solicit third party proposals relating to alternative transactions or provide information or enter into discussions in connection with alternative transactions, subject to exceptions to permit the Board of Directors to comply with its fiduciary duties.

The Merger Agreement also includes customary termination rights in favor of each of NCI and Parent. NCI has agreed to pay Parent a termination fee of $11.3 million if, among other circumstances, NCI terminates the Merger Agreement in compliance with its terms in order to accept a superior proposal or if Parent terminates the Merger Agreement because the Board of Directors has changed its recommendation to NCI’s stockholders with respect to the Offer or NCI has willfully and materially breached its obligations not to solicit third party proposals relating to alternative transactions. Parent has agreed to pay NCI a termination fee of $19.7 million if NCI terminates the Merger Agreement because Parent has extended the Offer due to unavailability of its debt financing as of the expiration of the Offer or because, when all conditions to the Offer are satisfied, the full proceeds of the debt financing are not available to Parent, and as a result, Parent fails to consummate the Offer within three business days following the expiration of the Offer.

Transaction Litigation

The Company and members of NCI’s Board of Directors are named as defendants in three putative class action lawsuits, all filed in the United States District Court for the Eastern District of Virginia, challenging the Transaction, one of which also names Parent and Purchaser as defendants. The first suit was filed on July 19, 2017 and is docketed as Elliot Schwartz v. NCI, Inc., Charles K. Narang, Paul A. Dillahay, James P. Allen, Paul V. Lombardi, Cindy E. Moran, Austin J. Yerks and Daniel R. Young, Case No. 1:17-CV-00816-LO-TCB (the “Schwartz Action”). The second suit was filed on July 21, 2017 and is docketed as Colleen Witmer v. NCI, Inc., Charles K. Narang, Paul A. Dillahay, James P. Allen, Paul V. Lombardi, Cindy E. Moran, Austin J. Yerks, Daniel R. Young, H.I.G. Capital, L.L.C., Cloud Intermediate Holdings, L.L.C., and Cloud Merger Sub, Inc., Case No. 1:17-CV-00838-LO-JFA (the “Witmer Action”). The third suit was filed on July 25, 2017 and is docketed as Deborah A. Nichols v. NCI, Inc., Charles K. Narang, Paul A. Dillahay, Daniel R. Young, Paul Lombardi, James P. Allen, Cindy E. Moran and Austin J. Yerks, Case No. 1:17-CV-00839-LO-MSN (the “Nichols Action”). Each of the Schwartz Action, the Witmer Action and the Nichols Action allege that NCI and the members of NCI’s Board of Directors violated Section 14 of the Exchange Act by issuing a Schedule 14D-9 that was materially misleading and omitted material facts related to the Offer and the Merger. Each of the Schwartz Action, the Witmer Action and the Nichols Action also allege that the members of NCI’s Board of Directors violated Section 20(a) of the Exchange Act, as controlling persons who had the ability to prevent the Schedule 14D-9 from being materially false and misleading. Each of the Schwartz Action, the Witmer Action and the Nichols Action seek, among other things, an injunction against the consummation of the proposed Offer and Merger and an award of costs for the actions, including reasonable attorneys’ and experts’ fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding our business, financial condition, results of operations, and prospects. There are statements made herein, which may not address historical facts and, therefore, could be interpreted to be forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such statements are subject to factors that could cause actual results to differ materially from anticipated results. The factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

•	failure to complete the pending transaction with affiliates of H.I.G. Capital LLC

•	our dependence on our contracts with U.S. Federal Government agencies, particularly within the U.S. Department of Defense, for the majority our revenue;

•	delays performing work under our contracts due to bid protests;

•	changes in U.S. Federal Government spending priorities;

•	changes in contract type, particularly changes from cost-plus fee or time-and-material type contracts to firm fixed-price type contracts;

•	a reduction in the overall U.S. defense budget, volatility in spending authorizations for defense and intelligence-related programs by the U.S. Federal Government or a shift in spending to programs in areas where we do not currently provide services;

•	delays in the U.S. Federal Government appropriations process, or budgetary cuts resulting from Congressional committee recommendations or automatic sequestration under the Budget Control Act of 2011; U.S. Federal Governmental shutdowns (such as the shutdown that occurred during the U.S. Federal Government’s 1996 and 2013 fiscal years); and other potential delays in the U.S. Federal Government appropriations process;

•	changes in U.S. Federal Government programs or requirements, including the increased use of small business providers;

•	failure to achieve contract awards in connection with recompetes for present business and/or competition for new business;

•	U.S. Federal Government agencies more frequently awarding contracts on a technically acceptable/lowest cost basis in order to reduce expenditures;

•	adverse results of U.S. Federal Government audits of our government contracts;

•	the outcome of legal proceedings, investigations and other contingencies, as well as our ability to recover funds embezzled by our former controller;

•	competitive factors, such as pricing pressures and competition to hire and retain employees (particularly those with security clearances);

•	failure to identify and successfully integrate acquired companies or businesses into our operations or to realize any accretive or synergistic effects from such acquisitions, or effectively integrate acquisitions appropriate to the achievement of our strategic plans;

•	economic conditions in the United States, including conditions that result from terrorist activities or war;

•	material changes in policies, laws, or regulations applicable to our businesses, particularly legislation affecting (i) U.S. Federal Government contracts for services, (ii) outsourcing of activities that have been performed by the U.S. Federal Government, (iii) U.S. Federal Government contracts containing organizational conflict of interest clauses, (iv) delays related to agency specific funding freezes, and (v) competition for task orders under Government Wide Acquisition Contracts (“GWAC”), agency-specific Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts and/or schedule contracts with the General Services Administration;

•	the U.S. Federal Government’s “insourcing” of previously contracted support services and the realignment of funds to non-defense related programs;

•	our ability to achieve the objectives of near-term or long-range business plans, particularly revenue growth, and the ability to realize benefits from future deferred tax assets; and

•	risk of contract non-performance or termination.

Some of these important factors are outlined under Item 1A. Risk Factors and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC” or the “Commission”), and from time to time in other filings with the SEC, such as our Current Reports on Forms 8-K and Quarterly Reports on Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, or performance. We undertake no obligation to update publicly or revise any forward-looking statements. You should not place undue reliance on any forward-looking statements.

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

Recent Developments

On July 2, 2017, NCI entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cloud Intermediate Holdings, LLC, a Delaware limited liability company (“Parent”), and Cloud Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Parent and Purchaser are beneficially owned by affiliates of H.I.G. Capital, LLC (together with Parent and Purchaser, “HIG”).

Pursuant to the terms of the Merger Agreement, on July 17, 2017, Purchaser commenced a tender offer (the “Offer”) to purchase all of the outstanding shares of Class A common stock, par value $0.019 per share, and Class B common stock, par value $0.019 per share, of NCI (the “Shares”), at a price of $20.00 per Share, net to the seller thereof in cash, without interest (such amount, as it may be adjusted pursuant to the terms of the Merger Agreement, the “Offer Price”), and subject to deduction for any required withholding of taxes. The initial expiration date of the Offer is 12:00 midnight, New York City time, on August 11, 2017 (which is the end of the day on August 11, 2017), subject to extension in certain circumstances as required or permitted by the Merger Agreement.

The consummation of the Offer is subject to customary closing conditions, including, among other things: (i) there having been validly tendered and not validly withdrawn prior to the expiration of the Offer that number of Shares representing at least a majority of the voting power of the Shares then outstanding on a fully diluted basis (assuming that the shares of Class B common stock will convert to shares of Class A common stock upon consummation of the Offer); (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (which condition was satisfied on July 27, 2017); (iii) the accuracy of NCI’s representations and warranties, as of the expiration of the Offer, subject to certain qualifications set forth in the Merger Agreement; and (iv) other customary conditions to the Offer set forth in Annex A to the Merger Agreement. The transaction will be financed through a combination of equity financing in an amount not less than $130,000,000 that has been committed by H.I.G. Middle Market LBO Fund II, L.P., an affiliate of HIG, and debt financing in an aggregate amount of $197,500,000 that has been committed by KKR Credit Advisors (US) LLC. The consummation of the Offer and the Merger is not subject to any financing condition.

Following the consummation of the Offer, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Purchaser will be merged with and into NCI, with NCI continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). The Merger Agreement provides that the Merger will be effected pursuant to Section 251(h) of the Delaware General Corporation Law (the “DGCL”), without a vote of the stockholders of NCI.

At the effective time of the Merger (the “Effective Time”), each Share that is outstanding immediately prior to the Effective Time, other than the Shares owned by NCI, Parent or Purchaser, or by stockholders who have validly exercised and perfected their appraisal rights under the DGCL, will be canceled and converted into the right to receive the Offer Price, payable to the holder thereof on the terms and subject to the conditions set forth in the Merger Agreement.

In addition, at the Effective Time, (i) each outstanding option to purchase Shares (each, a “Company Option”), whether or not then exercisable or vested, will be canceled and converted into the right to receive from Parent or NCI an amount in cash equal to (a) the excess, if any, of (1) the Offer Price minus (2) the exercise price of such Company Option, multiplied by (b) the number of Shares subject to such Company Option, and (ii) each outstanding award of restricted Shares (each, a “Company RSA”) (which shall be deemed to be fully vested) will be canceled and converted into the right to receive an amount in cash equal to the product of (a) the Offer Price and (b) the number of Shares subject to such Company RSA.

NCI, Parent and Purchaser have made customary representations, warranties and covenants in the Merger Agreement. NCI’s covenants include, among other things, covenants regarding the operation of NCI’s business prior to the Effective Time and covenants not to solicit third party proposals relating to alternative transactions or provide information or enter into discussions in connection with alternative transactions, subject to exceptions to permit the Board of Directors to comply with its fiduciary duties.

The Merger Agreement also includes customary termination rights in favor of each of NCI and Parent. NCI has agreed to pay Parent a termination fee of $11,256,000 if, among other circumstances, NCI terminates the Merger Agreement in compliance with its terms in order to accept a superior proposal or if Parent terminates the Merger Agreement because the Board of Directors has changed its recommendation to NCI’s stockholders with respect to the Offer or NCI has willfully and materially breached its obligations not to solicit third party proposals relating to alternative transactions. Parent has agreed to pay NCI a termination fee of $19,698,000 if NCI terminates the Merger Agreement because Parent has extended the Offer due to unavailability of its debt financing as of the expiration of the Offer or because, when all conditions to the Offer are satisfied, the full proceeds of the debt financing are not available to Parent, and as a result, Parent fails to consummate the Offer within three business days following the expiration of the Offer.

Key Financial Metrics

Prime Contractor Revenue

The following table shows our revenue derived from contracts on which we serve as a prime contractor.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue derived from prime contracts	93%	94%	92%	94%

Customer Group Revenue

The following table shows our revenue from the customer groups listed as a percentage of total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Department of Defense and intelligence agencies	62%	64%	62%	64%
U.S. Federal civilian agencies	38%	36%	38%	36%

Contract Type Revenue

Our services and solutions are provided under three types of contracts: time-and-materials; cost-plus fee; and firm fixed-price. Our contract mix varies from year to year due to numerous factors including our business strategies and U.S. Federal Government procurement objectives.

The following table shows our revenue from each of these types of contracts as a percentage of our total revenue for the periods shown.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Time-and-materials	16%	17%	17%	17%
Cost-plus fee	56%	61%	54%	60%
Firm fixed-price	28%	22%	29%	23%

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

Contract Backlog

	As of
	June 30, 2017	December 31, 2016
	(in millions)
Funded backlog	$102	$139
Total backlog	$518	$625

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Three months ended June 30,
	2017	2016	2017	2016
	(in thousands)		(as a percentage of revenue)
Revenue	$89,837	$81,900	100.0%	100.0%
Operating expenses:
Cost of revenue	74,208	67,682	82.6	82.6
General and administrative expenses	6,798	6,793	7.6	8.3
Depreciation and amortization	1,771	1,684	2.0	2.0
Acquisition related expenses	1,314	—	1.4	—
Misappropriation loss and related expenses	2,244	1,369	2.5	1.7

Total operating expenses	86,335	77,528	96.1	94.6

Operating income	3,502	4,372	3.9	5.4
Interest expense, net	230	153	0.3	0.2

Income before income taxes	3,272	4,219	3.6	5.2
Provision for income taxes	995	1,666	1.1	2.0

Net income	$2,277	$2,553	2.5%	3.2%

Revenue

For the three months ended June 30, 2017, revenue increased by 9.7%, or $7.9 million, over the same period a year ago. This increase is principally due to revenue derived from new contract awards and additional task orders on the expanded Cyber Network Operations and Security Support (“CNOSS”) program, offset by decreased revenues from contracts completed in 2016 and reductions in staffing and scope of work on certain other contracts.

NCI’s Program Executive Office Soldier (“PEO Soldier”) program accounted for $14.0 million, or 15.6% of revenue, in the second quarter of 2017, up $0.4 million from $13.6 million, or 16.6% of revenue, in the second quarter of 2016. NCI’s CNOSS program accounted for $10.3 million, or 11.4% of revenue, in the second quarter of 2017, up $1.0 million from $9.3 million, or 11.4% of revenue, in the second quarter of 2016.

Cost of revenue

Cost of revenue for the three months ended June 30, 2017 was $74.2 million, or 82.6% of revenue, compared to $67.7 million, or 82.6% of revenue, for the three months ended June 30, 2016. The increase in cost of revenue was primarily attributable to direct labor and materials associated with the increase in revenue.

General and administrative expenses

General and administrative expenses were essentially unchanged for the three months ended June 30, 2017, as compared to the same period a year ago. General and administrative costs as a percentage of revenue decreased from 8.3% in the three months ended June 30, 2016 to 7.6% in the three months ended June 30, 2017. This decrease was primarily due to the similar costs on a higher revenue base.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.8 million for the quarter ended June 30, 2017, as compared to $1.7 million for the quarter ended June 30, 2016.

Acquisition related expenses

Acquisition related expenses totaled approximately $1.3 million for the three months ended June 30, 2017. These expenses include investment banking and legal costs associated with the proposed acquisition of NCI by H.I.G. Capital.

Misappropriation loss and related expenses

Misappropriation loss and related expenses totaled approximately $2.2 million and $1.4 million for the quarter ended June 30, 2017 and 2016, respectively. Misappropriation loss and related expenses includes the loss due to the previously disclosed embezzlement of Company funds by our former controller as well as external professional service fees including legal, forensic accounting, audit and other consulting fees. We incurred approximately $1.4 million of loss related to such embezzlement for the quarter ended June 30, 2016. There was no misappropriation loss related to the embezzlement of funds in the quarter ended June 30, 2017.

Interest expense, net

Interest expense, net, was $0.2 million for the quarters ended June 30, 2017 and 2016, respectively. Interest expense for the quarter ended June 30, 2017 included approximately $0.1 million of interest related to uncertain tax position related to the misappropriation loss. During the second fiscal quarter of 2017, we had a weighted average outstanding loan balance of $3.4 million which accrued interest at a weighted average borrowing rate of 3.1%. During the second fiscal quarter of 2016, we had a weighted average outstanding loan balance of $16.4 million which accrued interest at a weighted average borrowing rate of 2.5%.

Provision for income taxes

For the three months ended June 30, 2017, our provision for income taxes was $1.0 million as compared to $1.7 million for the three months ended June 30, 2016. This decrease was primarily due to the lower operating income for the quarter ended June 30, 2017 and a lower effective income tax rate for the period. The effective income tax rate for the quarters ended June 30, 2017 and 2016 was 30.4% and 39.5%, respectively. The decrease in the rate was primarily attributable to tax benefits derived from certain stock transactions that occurred during the three months ended June 30, 2017. The projected annual effective income tax rate for 2017 is 40.6%.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The following table sets forth certain items from our consolidated statements of income and expresses each item in dollars and as a percentage of revenue for the periods indicated:

	Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)		(as a percentage of revenue)
Revenue	$168,588	$165,555	100.0%	100.0%
Operating expenses:
Cost of revenue	138,904	137,376	82.4	83.0
General and administrative expenses	13,488	12,900	8.0	7.8
Depreciation and amortization	3,559	3,476	2.1	2.1
Acquisition related expenses	1,314	—	0.8	—
Misappropriation loss and related expenses	8,861	2,909	5.2	1.8

Total operating expenses	166,126	156,661	98.5	94.6

Operating income	2,462	8,894	1.5	5.4
Interest expense, net	438	343	0.3	0.2

Income before income taxes	2,024	8,551	1.2	5.2
Provision for income taxes	555	3,410	0.3	2.1

Net income	$1,469	$5,141	0.9%	3.1%

Revenue

For the six months ended June 30, 2017, revenue increased by 1.8%, or $3.0 million, over the same period a year ago. This increase is principally due increased revenues from revenue derived from new contract awards and additional task orders on the expanded CNOSS program, offset by contracts completed in 2016 and reductions in staffing and scope of work on certain other contracts.

Cost of revenue

Cost of revenue for the six months ended June 30, 2017 was $138.9 million, or 82.4% of revenue, compared to $137.3 million, or 83.0% of revenue, for the six months ended June 30, 2016. The decrease in cost of revenue as a percentage of revenue was primarily the result of improved gross margin realized from the increased portion of revenue derived from fixed price contracts.

General and administrative expenses

General and administrative expense increased $0.6 million, or 4.6%, to $13.5 million for the six months ended June 31, 2017, as compared to $12.9 million in the same period a year ago. General and administrative costs as a percentage of revenue increased from 7.8% in the six months ended June 30, 2016 to 8.0% in the six months ended June 30, 2017. The increase was primarily due to higher recruiting and business development costs.

Depreciation and amortization

Depreciation and amortization expense was approximately $3.6 million for the six months ended June 30, 2017, as compared to $3.5 million for the six months ended June 30, 2016.

Acquisition related expenses

Acquisition related expenses totaled approximately $1.3 million for the six months ended June 30, 2017. These expenses include investment banking and legal costs associated with the proposed acquisition of NCI by H.I.G. Capital.

Misappropriation loss and related expenses

Misappropriation loss and related expenses totaled approximately $8.9 million and $2.9 million for the six months ended June 30, 2017 and 2016, respectively. Misappropriation loss and related expenses includes the loss due to the previously disclosed embezzlement of Company funds by our former controller as well as external professional service fees including legal, forensic accounting, audit and other consulting fees. We incurred approximately $0.4 million and $2.9 million of loss related to such embezzlement for the six months ended June 30, 2017 and 2016, respectively.

Interest expense, net

Interest expense, net, was $0.4 million and $0.3 million for the six months ended June 30, 2017 and 2016, respectively. Interest expense for the six months ended June 30, 2017 included approximately $0.1 million of interest related to uncertain tax position related to the misappropriation loss.

Provision for income taxes

For the six months ended June 30, 2017, our provision for income taxes decreased to $0.6 million from $3.4 million in the same period a year ago, due to lower pretax income and a lower effective tax rate in the period. The effective income tax rate for the six months ended June 30, 2017 was approximately 27.4% as compared to an effective income tax rate of 39.9% for the six months ended June 30, 2016. The decrease in the rate was primarily attributable to tax benefits associated with certain stock transactions that occurred in the period. The projected annual effective income tax rate for 2017 is 40.6%.

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

During the six months ended June 30, 2017, the balance of accounts receivable increased by $6.8 million to $57.9 million at the end of the quarter. Days sales outstanding of accounts receivable (DSO) decreased three days to 58 days at June 30, 2017 as compared to 61 days at December 31, 2016. As of June 30, 2017, there was no outstanding balance due under the credit facility, unchanged from December 31, 2016. Net cash provided by operating activities was $5.1 million for the six months ended June 30, 2017.

On May 25, 2017, NCI, entered into the Fifth Amendment (the “Amendment”) to the Credit Agreement.

The Amendment modifies certain provisions of the Credit Agreement to, among other things:

•	extend the commitment termination date from May 31, 2017 to September 30, 2017;

•	amend the definition of “EBITDA” to deduct from the calculation thereof, to the extent deducted to determine consolidated net income under the Credit Agreement, nonrecurring expenses not incurred in the ordinary course of business and related to the investigation and/or litigation by the Company of the alleged embezzlement by the former corporate controller of the Company, in an aggregate amount not to exceed $10,000,000, subject to the qualifications and limitations provided for therein;

•	amend the definition of “Swingline Commitment” from $500,000 to $8,000,000; and

•	subject to certain conditions, permit the Company to pay a one-time dividend in an amount not to exceed $2,500,000 in the aggregate.

If the proposed acquisition of NCI by H.I.G. Capital is not completed, we intend to amend and extend our credit facility before the current facility expires on September 30, 2017. Our goal is to reestablish a credit agreement that will support our stated goals for financing working capital, capital expenditures, stock repurchases, and making selective strategic acquisitions.

As of June 30, 2017, we were in compliance with all our loan covenants.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies during the second quarter of 2017. Refer to the Critical Accounting Policies section in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk relates to changes in interest rates for borrowings under its credit facility. For the quarter ended June 30, 2017, a change of one percentage point in interest rates would have changed NCI’s interest expense or cash flows by less than $0.1 million. This estimate is based on our average balances for the period.

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

An evaluation was performed under the supervision and with the participation of NCI’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, the Company’s disclosure controls and procedures are not effective because of the material weakness in our internal control over financial reporting identified in our Annual Report on Form 10-K for the year ended December 31, 2016, as described below.

Remediation Plan

As noted in Item 9.A in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed on with the SEC, management’s evaluation of our internal control over financial reporting identified material weaknesses resulting from several control deficiencies in the internal control system that allowed the misappropriation of funds by the Company’s former corporate controller and the failure to detect them for an extended period of time. Management is committed to remediating each of the material weaknesses identified by implementing changes to the Company’s internal control over financial reporting. Management has implemented, or is in the process of implementing, the following changes to the Company’s internal control systems and procedures:

•	We have completed the initial assessment of the most critical material weaknesses and implemented procedures with improved segregation of duties and a more diligent review of supporting documentation.

•	We have implemented changes to our treasury management process that provides additional control measures for electronic payments to include both ACH transactions and wire transfers.

•	The contract recruiter we engaged to support the identification of a candidate for the corporate controller position has provided several qualified candidates. We have conducted interviews and are in the process of evaluating the candidates for hire. In the meantime, we have engaged consultants to provide temporary accounting support.

•	The Audit Committee of the Board of Directors has decided to seek a new outside accounting consultant to assist in the evaluation and testing of the Company’s internal controls over financial reporting and we intend to conduct a more expansive risk assessment, with additional oversight by the Audit Committee.

•	We implemented a new account structure within our accounting system to better monitor and track expenses across all employee benefit plans and established a process to ensure the actual expenses are consistent with the terms of each benefit plan.

Management intends to finalize its efforts around implementing effective internal controls and closely test and monitor the operating effectiveness of these controls throughout 2017 to ensure they meet their designed control objectives and, where necessary, take additional corrective measures to ensure that deficiencies are remediated.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes to the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The remediation plan noted above was initiated in the first quarter of 2017 and we expect that our remediation efforts, including design, implementation and testing, will continue throughout 2017.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding our legal proceedings, see Note 14 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. Other than as set forth below, as of June 30, 2017, there have been no material developments in our historical legal proceedings since December 31, 2016.

Civil Suit Against Former Controller

As previously disclosed, in connection with the Company’s discovery that its former controller, Jon Frank, had been embezzling Company funds, the Company filed a lawsuit against Mr. Frank in the Circuit Court of Fairfax County in the State of Virginia to recover the embezzled funds embezzled. On May 12, 2017, NCI amended its complaint to add Frank’s ex-wife as a defendant to recover assets that he previously had transferred to her.

Transaction Litigation

The Company and members of NCI’s Board of Directors are named as defendants in three putative class action lawsuits, all filed in the United States District Court for the Eastern District of Virginia, challenging the Transaction, one of which also names Parent and Purchaser as defendants. The first suit was filed on July 19, 2017 and is docketed as Elliot Schwartz v. NCI, Inc., Charles K. Narang, Paul A. Dillahay, James P. Allen, Paul V. Lombardi, Cindy E. Moran, Austin J. Yerks and Daniel R. Young, Case No. 1:17-CV-00816-LO-TCB (the “Schwartz Action”). The second suit was filed on July 21, 2017 and is docketed as Colleen Witmer v. NCI, Inc., Charles K. Narang, Paul A. Dillahay, James P. Allen, Paul V. Lombardi, Cindy E. Moran, Austin J. Yerks, Daniel R. Young, H.I.G. Capital, L.L.C., Cloud Intermediate Holdings, L.L.C., and Cloud Merger Sub, Inc., Case No. 1:17-CV-00838-LO-JFA (the “Witmer Action”). The third suit was filed on July 25, 2017 and is docketed as Deborah A. Nichols v. NCI, Inc., Charles K. Narang, Paul A. Dillahay, Daniel R. Young, Paul Lombardi, James P. Allen, Cindy E. Moran and Austin J. Yerks, Case No. 1:17-CV-00839-LO-MSN (the “Nichols Action”). Each of the Schwartz Action, the Witmer Action and the Nichols Action allege that NCI and the members of NCI’s Board of Directors violated Section 14 of the Exchange Act by issuing a Schedule 14D-9 that was materially misleading and omitted material facts related to the Offer and the Merger. Each of the Schwartz Action, the Witmer Action and the Nichols Action also allege that the members of NCI’s Board of Directors violated Section 20(a) of the Exchange Act, as controlling persons who had the ability to prevent the Schedule 14D-9 from being materially false and misleading. Each of the Schwartz Action, the Witmer Action and the Nichols Action seek, among other things, an injunction against the consummation of the proposed Offer and Merger and an award of costs for the actions, including reasonable attorneys’ and experts’ fees. NCI and our Board of Directors believe that the foregoing actions are each without merit.

Item 1A. Risk Factors

There have been no significant changes in our risk factors from those discussed in Item 1A. “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC, except as set forth below.

Risks Relating to the Pending Transactions

The announcement and pendency of the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger (collectively, the “Transactions”), could adversely affect our business, financial results and operations.

As a result of the execution of the Merger Agreement with Parent and Purchaser, and irrespective of whether or not the Transactions are completed, the uncertainty of the Transactions could cause disruptions in our business, including, but not limited to, the following:

•	New or existing customers may prefer to enter into agreements with our competitors who have not expressed an intention to sell their business because customers may perceive that such new relationships are likely to be more stable;

•	Other third parties may be unwilling to enter into material agreements with us;

•	Current and prospective employees of the Company may experience uncertainty about their future roles with the Company, which might adversely affect our ability to retain or attract key management and other employees; and

•	The attention of our management may be diverted from the operation of the businesses toward the completion of the Transactions.

The occurrence of any of these events individually or in combination could adversely affect our business, financial results and operations.

There is no assurance that the Transactions will be completed.

We cannot assure you that the Transactions will be consummated in the expected time frame or at all. The consummation of the Transactions is subject to the satisfaction or waiver of a number of conditions which have not yet been satisfied as of this date, including, with respect to the Offer, the tender of shares of NCI common stock representing at least a majority of the voting power of the Class A Shares and Class B Shares outstanding on a fully-diluted basis (assuming that the Class B Shares will convert to Class A Shares upon consummation of the Offer, the exercise of all options and the vesting of all restricted stock awards). No assurance can be given that the remaining conditions to Transactions will be satisfied. In addition, Parent may terminate the Merger Agreement in certain circumstances, including if certain of our representations and warranties set forth in the Merger Agreement become inaccurate prior to closing and such inaccuracy has a material adverse effect on our business.

If the Transactions, or similar transactions, are not completed, the share price of our common stock may change, insofar as and to the extent that the current market price of our common stock reflects an assumption that the Transactions, or a similar transaction, will be completed. We also will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit. In addition, if the Transactions are not consummated, we may not be able to develop and implement a strategy for the future growth and development of the Company’s business that would generate a return similar to or better than the return which would be generated by the Transactions.

The Merger Agreement imposes restrictions on our ability to operate the Company, which may delay or prevent us from undertaking business opportunities that may be beneficial to the Company, pending completion of the Transactions.

The Merger Agreement contains restrictions on our ability to operate the Company prior to the consummation of the Transactions. These restrictions could harm us by, among other things, prohibiting, limiting or restricting our ability to take advantage of mergers, acquisitions and other corporate opportunities or to take certain actions that management may deem to be necessary or desirable to operate or grow the Company or to increase its profitability.

We are not permitted to terminate the Merger Agreement except in limited circumstances, and we may be required to pay a substantial termination fee to Parent if the Merger Agreement is terminated.

We may only terminate the Merger Agreement in limited circumstances. If the Merger Agreement is terminated in certain circumstances, we will be obligated to pay Parent a termination fee of $11.3 million.

Lawsuits have been filed against the Company, the members of our Board of Directors, and in one case, Parent and Purchaser, challenging the proposed Transactions, and an adverse judgment in such lawsuits, or any similar lawsuit, may prevent the Transactions from being consummated or from being consummated within the expected timeframe, and may result in costs to NCI.

As described in greater detail elsewhere in this Form 10-Q, NCI, the members of our Board of Directors, and in one case, Parent and Purchaser, are named as defendants in three putative class action lawsuits filed in the United States District Court for the Eastern District of Virginia by purported stockholders of NCI, on behalf of the stockholders of NCI, challenging the proposed Transactions, and seeking, among other things, an injunction against the consummation of the proposed Transactions and an award of costs for the actions, including reasonable attorneys’ and experts’ fees. One of the conditions to the completion of the Transactions is that no injunction or other order (whether temporary, preliminary or permanent) that enjoins or otherwise prohibits the making or consummation of the Offer or the Merger shall have been issued by or under the authority of any governmental body of competent jurisdiction in the United States. Consequently, if any of the plaintiffs in the above referenced lawsuits, or in any other subsequently filed similar lawsuit, is successful in obtaining an injunction prohibiting the parties from completing the Transactions on the agreed-upon terms, the injunction may prevent the completion of the Transactions in the expected timeframe, or at all.

NCI has obligations under certain circumstances to hold harmless and indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and NCI’s bylaws and certificate of incorporation. Such obligations may apply to these lawsuits. NCI and our Board of Directors believe the respective allegations against them in the complaints are wholly without merit. An unfavorable outcome in any lawsuit related to the Transactions could prevent or delay the consummation of the Transactions, result in substantial costs to NCI or both.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Number	Description

2.1	Agreement and Plan of Merger, dated as of July 2, 2017, among Cloud Intermediate Holdings, LLC, Cloud Merger Sub, Inc. and NCI, Inc. (incorporated herein by reference from Exhibit 2.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on July 5, 2017)

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference from Exhibit 3.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 4, 2005, as amended).

3.2‡	Bylaws of the Registrant, as amended.

4.1	Specimen Class A Common Stock Certificate (incorporated herein by reference from Exhibit 4.1 to registrant’s Registration Statement on Form S-1 (File No. 333-127006), as filed with the Commission on October 20, 2005, as amended).

4.2*	NCI, Inc. Amended and Restated 2005 Performance Incentive Plan (incorporated herein by reference from Appendix A to registrant’s Definitive Proxy Statement on Schedule 14A, as filed with the Commission on April 30, 2009).

4.3*	Form of Amended and Restated 2005 Performance Incentive Plan Notice of Stock Option Grant and Stock Option Agreement (incorporated herein by reference from Exhibit 4.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on March 12, 2009).

10.1	Tender and Support Agreement, dated as of July 2, 2017, among Cloud Intermediate Holdings, LLC, Cloud Merger Sub, Inc. and Charles Narang (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on July 5, 2017).

10.2	Limited Guaranty, dated as of July 2, 2017, among H.I.G. Middle Market LBO Fund II, L.P. and NCI, Inc. (incorporated by reference from Exhibit 10.2 to registrant’s Current Report on Form 8-K, as filed with the Commission on July 5, 2017).

10.3	Fifth Amendment to Amended and Restated Loan and Security Agreement, dated as of May 25, 2017, by and among NCI, Inc. and its subsidiaries, as Borrowers, the several banks and financial institutions from time to time parties thereto, as Lenders, SunTrust Bank as the Administrative Agent to the Lenders as Issuing Bank and Swingline Lender (incorporated by reference from Exhibit 10.1 to registrant’s Current Report on Form 8-K, as filed with the Commission on May 25, 2017).

31.1‡	Certification of the Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2‡	Certification of the Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Extension Schema

101.CAL	XBRL Extension Calculation Linkbase

101.DEF	XBRL Extension Definition Linkbase

101.LAB	XBRL Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

‡	Included with this filing.
*	Management Contract or Compensatory Plan or Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NCI, Inc.
Registrant

Date: August 4, 2017	By:	/s/ LUCAS J. NAREL
Lucas J. Narel
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)
(Principal Accounting Officer)